Form 10KSB40
period 1999-12-31
CENTENNIAL FIRST FINANCIAL SERVICES
filed 2000-04-12
CIK 1097081

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                   FORM 10-KSB


    /X/ Annual report under Section 13 or 15(d) of the Securities Exchange
              Act of 1934 for fiscal year ended DECEMBER 31, 1999


      / / Transition report under Section 13 or 15(d) of the Securities
                    Exchange Act of 1934 for the period from

                        ______________ to ______________

                        Commission File Number 000-29105

                       CENTENNIAL FIRST FINANCIAL SERVICES
                 (Name of Small Business Issuer in its Charter)

                     Incorporated in the State of California
                  IRS Employer Identification Number 91-1995265
               Address: 218 East State Street, Redlands, CA 92373



Securities registered under Section 12(b) of the Exchange Act:   None
Securities registered under Section 12(g) of the Exchange Act:   Common Stock

Check whether the issuer: (1) filed all reports required to be filed by
Telephone: (909) 798-3611 Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes /X/    No / /

Check if there is no disclosure of delinquent filers in response to Item405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-KSB or any amendment to this Form 10-KSB /X/

Revenues for the year ended December 31, 1999.   $7,011,015.

As of March 1, 2000, the Company had 672,387 shares of common stock outstanding. The aggregate market value of voting stock held by non-affiliates of the Company was $6,943,326.75, based on the most recent over the counter price of $14.25 per share on March 1, 2000.

The following documents are incorporated by reference to the parts indicated of this Form 10-KSB:

1. Portions of the Registrant's definitive proxy materials filed on March 17, 2000 are incorporated by reference herein with regards to Items 9, 10, 11, and 12 of this Form 10-KSB.

                        FORM 10-KSB CROSS REFERENCE INDEX

                                                                                                                  PAGE
PART I

ITEM 1            Business                                                                                       2 - 16
ITEM 2            Properties                                                                                         17
ITEM 3            Legal Proceedings                                                                                  17
ITEM 4            Submission of Matters to a Vote of Security Holders                                                17

PART II
ITEM 5            Market for the Company's Common Stock and Related
                      Stockholder Matters                                                                       17 - 18
ITEM 6            Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                                 19 - 35
ITEM 7            Financial Statements and Supplementary Data
                      Independent Auditors' Report on the Financial Statements                                       36
                      Consolidated Statements of Condition at December 31, 1999 and 1998                             37
                      Consolidated Statements of Earnings for the years ended
                           December 31, 1999 and 1998                                                                38
                      Consolidated Statements of Changes in Stockholders' Equity for the years
                           ended December 31, 1999 and 1998                                                          39
                      Consolidated Statements of Cash Flows for the years ended
                           December 31, 1999 and 1998                                                           40 - 41
                      Notes to Consolidated Financial Statements                                                42 - 62
ITEM 8            Changes in and Disagreements with Accountants and Financial Disclosure                             63

PART III
ITEM 9            Directors, Executive Officers, Promoters and Control Persons: Compliance
                      with Section 16(a) of the Exchange Act                                                    63 - 64
ITEM 10           Executive Compensation                                                                             64
ITEM 11           Security Ownership of Certain Beneficial Owners and Management                                     65
ITEM 12           Certain Relationships and Related Transactions                                                     65
ITEM 13           Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                   65
                  Signatures                                                                                         66

                                 PART I

ITEM 1. BUSINESS

GENERAL

         Centennial First Financial Services (the "Company") was incorporated on August 29, 1999, as a for-profit corporation under the California Corporate laws for the principal purpose of engaging in banking and non-banking activities as allowed for a bank holding company. The Company owns 100% of Redlands Centennial Bank (the "Bank"). The Company's sole source of unconsolidated revenue at this time is dividends from the Bank. While this source cannot be assured, and may be limited, the Company has no direct cash needs other than limited expenses related to corporate and regulatory compliance.

         Compliance with environmental laws has not had a material impact on the operations of the Bank or the Company, although the Bank faces potential liability or losses if its borrowers fail to comply with such laws and the Bank acquires contaminated properties in foreclosure.

BANK SUBSIDIARY

         Redlands Centennial Bank, an independent California chartered commercial banking corporation was chartered by the State of California on March 27, 1990. The Bank provides banking services to individuals and business customers in Redlands and surrounding communities, as well as Small Business Administration loans to customers in San Bernardino, Los Angeles and Orange counties. The Bank offers its customers a wide variety of personal, consumer and commercial services expected of a locally owned, independently operated bank. The Bank's deposits are insured under the Federal Deposit Insurance Act to the extent of applicable limits and subject to regulations by that federal agency and to periodic examinations of its operations and compliance by the FDIC and the California Department of Financial Institutions. The Bank is not a member of the Federal Reserve Bank. As a bank holding company, CFFS is periodically reviewed by the Federal Reserve Bank. The Bank's activities are conducted at its principal office, 218 East State Street, Redlands, California and at its loan production office in Santa Ana, California.

         At December 31, 1999 the Bank had total assets, deposits and stockholders' equity of $76,007,045, $69,139,598 and $6,327,816, respectively.

EMPLOYEES

         At December 31, 1999 Centennial First Financial Services had no employees. Its subsidiary Redlands Centennial Bank employed a total of 32 full time equivalent persons.

COMPETITION

         All phases of the Bank's business, since inception, have been subject to significant competitive forces. Although the Bank has increasing recognition in its primary service area and San Bernardino County, it nevertheless has to compete with other independent local banking institutions, including commercial banks and savings and loan associations, as well as branch offices of regional commercial banks, some of which have assets, capital and lending limits substantially larger than the Bank, as well as wider geographic markets, more support services and larger media advertising capabilities. The Bank also competes with respect to its lending activities, as well as in attracting demand deposits, with savings banks, savings and loan associations, insurance companies, regulated small loan companies and credit unions, as well as securities brokerage offices which can issue commercial paper and other securities (such as shares in money market funds).

         Among the advantages such institutions have over the Bank are their ability to finance wide ranging advertising campaigns and to allocate their investment assets to regions of highest yields and demand. Many institutions offer certain services, such as trust services and international banking, which the Bank does not currently offer or plan to offer. By virtue of their greater total capital, such institutions have substantially higher lending limits than the Bank (legal lending limits to an individual customer being limited to a percentage of a bank's total capital accounts). These competitors may intensify their advertising and marketing activities to counter any efforts by the Bank to further attract new business as a commercial bank. In addition, as a result of legislation enacted in the early 1990's, there is increased competition between banks, savings and loan associations and credit unions for the deposit and loan business of individuals. These activities may hinder the Bank's ability to capture a significant market share.

         To compete with the financial institutions in its primary service area, the Bank intends to use the flexibility which its independent status will permit. Its activities in this regard include an ability and intention to respond quickly to changes in the interest rates paid on time and savings deposits and charged on loans, and to charges imposed on depository accounts, so as to remain competitive in the market place. It also will continue to emphasize specialized services for the small to medium business and professional, and personal contacts by the Bank's officers, directors and employees. If there are customers whose loan demands exceed the Bank's lending limits, the Bank has the ability to arrange for such loans on a participation basis with other financial institutions. No assurance can be given, however, that the Bank's efforts to compete with other financial institutions in its primary service area will be successful.

         The Bank provides a range of competitive retail and commercial banking services. The deposit services offered include various types of personal and business checking accounts, savings accounts, money market investment accounts, certificates of deposit, and retirement accounts. Lending services include consumer loans, various types of mortgage loans for residential and commercial real estate, personal lines of credit, home equity loans, real estate construction, accounts receivable financing, commercial loans to small and medium size businesses and professionals, as well as SBA loans. The Bank also provides night depository facilities for customer convenience. The Bank offers safe deposit box facilities, cashiers' checks, travelers checks, U.S.
Savings Bonds, and wire transfers. The Bank does not provide trust services.

         While the Bank has the authority to engage in a wide range of banking activities, and offers most of the types of banking services of a commercial bank, over the past three years it has derived much of its profitability and differentiated itself from its competitors through (i) commercial and real estate loans guaranteed by the Small Business Administration ("SBA"); and (ii) construction lending.

         The Bank depends largely on rate differentials. In general, the difference between the interest rate paid by the Bank on its deposits and its other borrowings, and the interest rate received by the Bank on loans extended to its customers and securities held in the Bank's portfolio, comprise the major portion of the Bank's earnings. These rates are highly sensitive to many factors that are beyond the control of the Bank. Accordingly, the earnings and growth of the Bank are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

         Monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve Board, also impact on the Bank's business. The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in U.S. Government securities, by adjusting the required level of reserves for financial intermediaries subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

SUPERVISION AND REGULATION

THE COMPANY

         Future offers or sales of the stock of the Company will be subject to the registration requirements of the Securities Act of 1933, and qualification under the California Corporate Securities Act of 1968, and possibly other state Blue Sky laws, (unless an exemption is available), although the Bank's Common Stock is exempt from such requirements.

         On December 23, 1999, after receipt of appropriate approvals, and/or passage of notice periods without objection from the California Commissioner of the Department of Financial Institutions, the Federal Deposit Insurance Corporation, the Board of Governors of the Federal Reserve System and the shareholders of the Bank, the Company acquired the Bank through a reverse triangular merger (the "Merger"). As a result, by operation of law, each outstanding share of common stock of the Bank prior to the Merger was converted into a share of common stock of the Company, while the Company became the sole owner of the newly issued shares of common stock of the Bank.

         The Bank Holding Company Act of 1956, as amended, places the Company under the supervision of the Board of Governors of the Federal Reserve System (the "FRB"). The Company must generally obtain the approval of the FRB before acquiring all or substantially all of the assets of any bank, or ownership or control of any voting securities of any bank if, after giving effect to such acquisition, the Company would own or control more than 5% of the voting shares of such bank.

         A bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in non-banking activities unless the FRB, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determinations, the FRB considers whether the performance of such activities by a bank holding company would offer advantages to the public which outweigh possible adverse effects.

         The FRB's Regulation "Y" sets out the non-banking activities which are permissible for bank holding companies under the law, subject to the FRB's approval in individual cases. Most of these activities are now permitted for California banks that are well-capitalized. The Company and its subsidiaries will also be subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.

         The Company will be required to file reports with the FRB and provide such additional information as the FRB may require. The FRB will also have the authority to examine the Company and each of its subsidiaries with the cost thereof to be borne by the Company. Under California banking law, the Company and its subsidiaries are also subject to examination by, and may be required to file reports with the Commissioner of the California Department of Financial Institutions.

         The Company and any subsidiaries which it may acquire or organize after the reorganization will be deemed affiliates of the Bank within the meaning of the Federal Reserve Act. Pursuant thereto, loans by the Bank to affiliates, investments by the Bank in affiliates' stock, and taking affiliates' stock by the Bank as collateral for loans to any borrower will be limited to 10% of the Bank's capital, in the case of any one affiliate, and will be limited to 20% of the Bank's capital, in the case of all affiliates. Federal and State law place other limitations on transactions between the Bank and its affiliates designed to ensure that the Bank receives treatment in such transactions comparable to that available from unaffiliated third parties.

         The Company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, the Bank may not condition an extension of credit on a customer's obtaining other services provided by it, the Company or any other subsidiary, or on a promise from its customer not to obtain other services from a competitor.

         The Financial Services Modernization Act ("FSMA") was enacted in late 1999. FSMA among other things repeals the Glass-Steagall Act. The Glass-Steagall Act enacted in the Depression era prohibits banks from affiliating with securities firms. In addition, FSMA will allow for a new type of bank holding company under the Bank Holding Company Act. The new bank holding company will be allowed to engage in insurance and securities underwriting, merchant banking and insurance company portfolio investment activities. Currently, bank holding companies are strictly limited in the amount of insurance and securities underwriting activities that they may engage in.

         FSMA will also allow bank holding companies to engage in any activity considered "financial" in nature or incidental to such financial activities. Under the existing Bank Holding Company Act, incidental activities are limited to those that are "banking" in nature or incidental to such banking activities.


         Financial activities include lending, providing insurance as an agent, broker or as principal, issuing annuities, underwriting, and dealing in or making a market in securities. All insurance activities that are to be conducted must be conducted in compliance with applicable state laws. In connection with insurance sales the United States Supreme Court case of BARNETT BANK OF MARION COUNTY N.A. V. NELSON, 116 S. Ct. 1103 (1996) is followed by FSMA, and FSMA further provides that "no state may, by statute, regulation, order, interpretation, or other action, prevent or significantly interfere with the ability of an insured depository institution, or a subsidiary or affiliate thereof, to engage, directly or indirectly, either by itself or in conjunction with a subsidiary, affiliate, or any other party, in any insurance sales, solicitation, or cross-marketing activity."

         The Community Reinvestment Act provisions in FSMA require that any new bank holding company that is formed meet the conditions that all of the Company's insured depository institutions are well capitalized and well managed or received at least a satisfactory rating in the most recent Community Reinvestment Act examination.


         Other key aspects of FSMA include the following:

         - streamlining bank holding company supervision by defining the roles of the Federal Reserve and other federal and state regulators;

         - prohibiting FDIC assistance to affiliates and subsidiaries of banks and thrifts;

         - allowing a national bank that is well capitalized and well managed to establish new operating subsidiaries that may engage in financial activities other than insurance underwriting, merchant banking, insurance company portfolio investments, real estate development and real estate investment, so long as the aggregate assets of all financial subsidiaries do not exceed 45% of the parent's assets or $50 billion, whichever is less;

          -    permitting national banks to underwrite municipal bonds;

          - securities activities conducted by a bank subsidiary will be subject to regulation by the Securities and Exchange Commission;

          - insurance activities conducted by a bank subsidiary will be subject to regulation by the applicable state insurance authority;

          - broker-dealer exemptions allowed to banks will be replaced with limited exemptions;

          - de novo unitary thrift holding company applications received by the OTS after May 4, 1999 shall not be approved;

          - existing unitary thrift holding companies may only be sold to financial companies;

          - new privacy provisions allow customers to "opt out" of sharing non-public personal information with nonaffiliated third parties subject to certain exceptions;

          - requires ATM's which impose a fee on noncustomers to disclose on the ATM screen the amount of the fee prior to a transaction becoming irrevocable on the ATM;

          - regulatory relief is provided to smaller banks with respect to the frequency of CRA examinations with less than $250 million in total assets. The time between examinations may be as long as five years for small banks and savings and loans; and

          - plain language is required for federal banking agency regulations.

SUBSIDIARY BANK

         Both federal and state law provide extensive regulation of the banking business. State and federal statutes and regulations apply to many aspects of the Bank's operations, including minimum capital requirements, reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends and locations of branch offices. The California Department of Financial Institutions and the FDIC provide primary supervision, periodic examination and regulation of the Bank.

         The FDIC, through its Bank Insurance Fund (the "BIF") insures the Bank's deposits, currently up to a maximum of $100,000 per depositor. For this protection, the Bank, like all insured banks, pays a semi-annual statutory assessment and is subject to the rules and regulations of the FDIC. Although the Bank is not a member of the Federal Reserve Bank, certain regulations of the Federal Reserve Board also apply to its operations.

         California law restricts the amount available for cash dividends by state-chartered banks to the lesser of retained earnings or the bank's net income for its last three fiscal years (less any distributions to stockholders made during such period). Cash dividends may also be paid in an amount not exceeding the net income for such bank's last preceding fiscal year after obtaining the prior approval of the Commissioner. The FDIC also has authority to prohibit the Bank from engaging in unsafe or unsound practices. The FDIC can use this power, under certain circumstances, to restrict or prohibit a bank from paying dividends.

         Federal law imposes restrictions on banks with regard to transactions with affiliates, including any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, its affiliates, as well as the purchase of or investments in stock or other securities thereof, or the taking of such securities as collateral for loans, and the purchase of assets of from affiliates. These restrictions have the effect of preventing affiliates (such as the Company) from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Secured loans and investments by the Bank are limited to 10% of the Bank's capital and surplus (as defined by federal regulations) in the case of any one affiliate, and 20% thereof in the case of all affiliates. California law also imposes certain restrictions with respect to transactions involving other controlling persons of the Bank.

         From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial intermediaries. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial intermediaries are frequently made in Congress, in the California legislature and before various bank regulatory and other professional agencies. The Bank cannot predict what, if any legislation or regulations will be enacted, or the impact thereof on its business and profitability.

CAPITAL STANDARDS

         Government agencies have traditionally regulated bank capital through explicit and implicit guidelines and rules. State law requires "adequate" capital, without objective definition. Federal law and regulations require minimum levels of "risk-based" and "leverage" capital.

         FDIC guidelines implement the risk-based capital requirements. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles (using the rough measures set forth therein) among banking organizations, take certain off-balance sheet items into account in assessing capital adequacy and minimize disincentives to holding liquid, low-risk assets. Under these guidelines, assets and credit equivalent amounts of off-balance sheet items, such as letters of credit and outstanding loan commitments, are assigned to one of several risk categories, which range from 0% for risk-free assets, such as cash and certain U.S. government securities, to 100% for relatively high-risk assets, such as loans and investments in fixed assets, premises and other real estate owned. The aggregate dollar amount of each category is then multiplied by the risk-weight associated with that category. The resulting weighted values from each of the risk categories are then added together to determine the total risk-weighted assets.

         The guidelines require a minimum ratio of qualifying total capital to risk-weighted assets of 8%, of which at least 4% must consist of Tier 1 capital. Higher risk-based ratios are required to be considered "well capitalized" under prompt corrective action provisions.

         A banking organization's qualifying total capital consists of two components: Tier 1 capital (core capital) and Tier 2 capital (supplementary capital). Tier 1 capital consists primarily of common stock, related surplus and retained earnings, qualifying noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries. Intangibles, such as goodwill, are generally deducted from Tier 1 capital; however, purchased mortgage servicing rights and purchased credit card relationships may be included, subject to certain limitations. At least 50% of the banking organization's total regulatory capital must consist of Tier 1 capital.

         Tier 2 capital may consist of (i) the allowance for loan and lease losses in an amount up to 1.25% of risk-weighted assets; (ii) cumulative perpetual preferred stock and long-term preferred stock and related surplus;
(iii) hybrid capital instruments (instruments with characteristics of both debt and equity), perpetual debt and mandatory convertible debt securities; and (iv) eligible term subordinated debt and intermediate-term preferred stock with an original maturity of five years or more, including related surplus, in an amount up to 50% of Tier 1 capital. The inclusion of the foregoing elements of Tier 2 capital are subject to certain requirements and limitations of the federal banking agencies.

         The FDIC imposes a minimum leverage ratio of Tier 1 capital to average total assets of 3% for the highest rated banks, and 4% for all other banks. Institutions experiencing or anticipating significant growth or those with other than minimum risk profiles are expected to maintain capital at least 100-200 basis points above the minimum level.

         In addition, the Federal Reserve Board and the FDIC have issued rules to take into account interest rate risk, concentration of credit risk and the risks of nontraditional activities in calculating risk-based capital.

         For capital adequacy purposes, deferred tax assets that can be realized from taxes paid in prior carry-back years, and from the future reversal of temporary differences, are generally unlimited. However, deferred tax assets that can only be realized through future taxable earnings, including the implementation of a tax planning strategy, count toward regulatory capital purposes only up to the lesser of (i) the amount that can be realized within one year of the quarter-end report date or (ii) 10% of Tier 1 capital. The amount of deferred taxes in excess of this limit, if any, would be deducted from Tier 1 capital and total assets in regulatory capital calculations.

         A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets, including dollar equivalents for certain off-balance sheet assets.

         Effective January 17, 1995, the federal banking agencies issued a final rule relating to capital standards and the risks arising from the concentration of credit and nontraditional activities. Institutions which have significant amounts of their assets concentrated in high risk loans or nontraditional banking activities and who fail to adequately manage these risks, will be required to set aside capital in excess of the regulatory minimums. The federal banking agencies have not imposed any quantitative assessment for determining when these risks are significant, but have identified these issues as important factors they will review in assessing an individual bank's capital adequacy. Management of the Company does not believe that the Bank's assets and activities, as currently structured, would lead the FDIC to require additional capital under this rule.

         In December 1993, the federal banking agencies issued an interagency policy statement on the allowance for loan and lease losses (the "ALLL") which calls for the maintenance of the ALLL at a level at least equal to the "estimated credit losses" in the bank's loan portfolio. "Estimated credit losses" are defined as "an estimate of the current amount of the loan and lease portfolio (net of unearned income) that is not likely to be collected; that is, net charge-offs that are likely to be realized for a loan or pool of loans given facts and circumstances as of the evaluation date." The policy statement also suggests that a test of reasonableness be applied to the ALLL, which test is satisfied if the ALLL equals or exceeds the sum of (a) assets classified loss;
(b) 50% of assets classified doubtful; (c) 15% of assets classified substandard; and (d) estimated credit losses on other assets over the upcoming twelve months. The Bank believes that its ALLL exceeds the amounts that would be required under the terms of this policy statement and under such test of reasonableness. However, the Bank cannot assure that losses ultimately incurred from the Bank's portfolio will not exceed the amounts so provided.

         Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends.


PROMPT CORRECTIVE ACTION AND OTHER ENFORCEMENT MECHANISMS

         Under Section 38 of the FDIA, as added by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall generally be deemed to be: (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

         Section 38 of the FDIA and the implementing regulations also provide that a federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. (The FDIC may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.)

         An institution generally must file a written capital restoration plan which meets specified requirements, as well as a performance guaranty by each company that controls the institution, with the appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Immediately upon becoming undercapitalized, an institution shall become subject to the provisions of
Section 38 of the FDIA, which sets forth various mandatory and discretionary restrictions on its operations.

         At December 31, 1999, the Bank met the tests to be categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.

SAFETY AND SOUNDNESS STANDARDS

         Federal law requires the federal banking regulatory agencies to prescribe by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; and (vi) compensation, fees and benefits. The federal banking agencies adopted final regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") to implement safety and soundness standards required by the FDIA. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The agencies also proposed asset quality and earnings standards, which would be added to the Guidelines. Under the final regulations, if the FDIC determines that the Bank fails to meet any standard prescribed by the Guidelines, the agency may require the Bank to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDIA. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.


PREMIUMS FOR DEPOSIT INSURANCE

         The FDIC adopted regulations implementing a risk-based premium system required by federal law. Under the regulations, which cover the assessment periods commencing on and after January 1, 1994, insured depository institutions were required to pay insurance premiums within a range of 23 cents per $100 of deposits to 31 cents per $100 of deposits depending on their risk classification. The FDIC, effective September 30, 1995, lowered assessments from their rates of 23 cents to 31 cents per $100 of insured deposits to rates of 4 cents to 31 cents, depending on the health of the bank, as a result of the re-capitalization of the BIF. Currently, the annual rate by risk classification is 0 cents for risk classification 1A to 27 cents for 3C classifications. The FDIC may alter the existing assessment rate structure for deposit insurance and may change the base assessment rate by rulemaking with notice and comment as deemed necessary to maintain the target designated reserve ratio 1.25 percent (fund balance to estimated insured deposits).

         The Financing Corporation (FICO), established by the Competitive Equality Banking Act of 1987, is a mixed-ownership government corporation whose sole purpose was to function as the financing vehicle for the Federal Savings & Loan Insurance Corporation (FSLIC). Effective December 12, 1991, as provided by the Resolution Trust Corporation Refinancing, Restructuring and Improvement Act of 1991, the FICO's ability to issue new debt was terminated. Outstanding FICO bonds, which are 30-year non-callable bonds with a principal amount of approximately $8.1 billion, mature in 2017 through 2019.

         The FICO has assessment authority, separate from the FDIC's authority to assess risk-based premiums for deposit insurance, to collect funds from FDIC-insured institutions sufficient to pay interest on FICO bonds. The FDIC acts as collection agent for the FICO. The Deposit Insurance Funds Act of 1996
(DIFA) authorized the FICO to assess both Bank Insurance Fund (BIF) and Savings Association Insurance Fund (SAIF) insured deposits, and required the BIF rate to equal one-fifth the SAIF rate through the year 1999, or until the insurance funds are merged, whichever occurs first. Thereafter, BIF and SAIF insured deposits will be assessed at the same rate by FICO.

         The FICO assessment rate is adjusted quarterly to reflect changes in the assessment basis of the respective funds based on quarterly Call Report and Thrift Financial Report submissions.

INTERSTATE BANKING AND BRANCHING

         On September 29, 1994, the President signed into law the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"). Under the Interstate Act, beginning one year after the date of enactment, a bank holding company that is adequately capitalized and managed may obtain regulatory approval to acquire an existing bank located in another state without regard to state law. A bank holding company would not be permitted to make such an acquisition if, upon consummation, it would control (a) more than 10% of the total amount of deposits of insured depository institutions in the United States or (b) 30% or more of the deposits in the state in which the bank is located. A state may limit the percentage of total deposits that may be held in that state by any one bank or bank holding company if application of such limitation does not discriminate against out-of-state banks. An out-of-state bank holding company may not acquire a state bank in existence for less than a minimum length of time that may be prescribed by state law except that a state may not impose more than a five year existence requirement.

         The Interstate Act also permits, beginning June 1, 1997, mergers of insured banks located in different states and conversion of the branches of the acquired bank into branches of the resulting bank. Each state may permit such combinations earlier than June 1, 1997, and may adopt legislation to prohibit interstate mergers after that date in that state or in other states by that state's banks. The same concentration limits discussed in the preceding paragraph apply. The Interstate Act also permits a national or state bank to establish branches in a state other than its home state if permitted by the laws of that state, subject to the same requirement and conditions as for a merger transaction.

         The Interstate Act is likely to increase competition in the Bank's market areas especially from larger financial institutions and their holding companies. It is difficult to assess the impact such likely increased competition will have on the Bank's operations.

         On October 2, 1995, the "California Interstate Banking and Branching Act of 1995" (the "1995 Act") became effective. The 1995 Act generally allows out-of-state banks to enter California by merging with, or purchasing, a California bank or industrial loan company, which is at least five years old. Also, the 1995 Act repeals the California Interstate (National) Banking Act of 1986, which previously regulated the acquisition of California banks by out-of-state bank holding companies. In addition, the 1995 Act permits California state banks, with the approval of the California Department of Financial Institutions, to establish agency relationships with FDIC-insured banks and savings associations. Finally, the 1995 Act provides for regulatory relief, including (i) authorization for the Commissioner to exempt banks from the requirement of obtaining approval before establishing or relocating a branch office or place of business, (ii) repeal of the requirement of directors' oaths (Financial Code
Section 682), and (iii) repeal of the aggregate limit on real estate loans (Financial Code Section 1230).

COMMUNITY REINVESTMENT ACT AND FAIR LENDING DEVELOPMENTS

         The Bank is subject to certain fair lending requirements, reporting obligations involving home mortgage lending operations and Community Reinvestment Act (the "CRA"). The CRA generally requires the federal banking agencies to evaluate the record of financial institutions in meeting the credit needs of their local community, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities.

         The Community Reinvestment Act of 1977 ("CRA") and the related Regulations of the Comptroller of the Currency, the Board of Governors of the Federal Reserve and the Federal Deposit Insurance Corporation ("FDIC") are intended to encourage regulated financial institutions to help meet the credit needs of their local community or communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of such financial institutions. The CRA and such regulations provide that the appropriate regulatory authority will assess the records of regulated financial institutions in satisfying their continuing and affirmative obligations to help meet the credit needs of their local communities as part of their regulatory examination of the institution. The results of such examinations are made public and are taken into account upon the filing of any application to establish a domestic branch, to merge or to acquire the assets or assume the liabilities of a bank. In the case of a bank holding company, the CRA performance record of the subsidiary bank(s) involved in the transaction is reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction.

         In May 1995, the federal banking agencies issued final regulations, which change the manner in which they measure a bank's compliance with its CRA obligations. The final regulations adopt a performance-based evaluation system which bases CRA ratings on an institutions' actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. In March 1994, the Federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment and evidence of disparate impact. Management of the Bank believes that the Bank is in substantial compliance with all requirements under these provisions. Following the Bank's most recent CRA examination, the Bank's rating was "satisfactory".

OTHER REGULATIONS AND POLICIES

         The federal regulatory agencies have adopted regulations that implement
Section 304 of FDICIA, which requires federal banking agencies to adopt uniform regulations prescribing standards for real estate lending. Each insured depository institution must adopt and maintain a comprehensive written real estate lending policy, developed in conformance with prescribed guidelines, and each agency has specified loan-to-value limits in guidelines concerning various categories of real estate loans.

         Section 24 of the Federal Deposit Insurance Act (the "FDIA"), as amended by the FDICIA, generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees' and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

         FDIC regulations implementing Section 24 of the FDIA provide that an insured state-chartered bank may not, directly, or indirectly through a subsidiary, engage as "principal" in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements. Any insured state-chartered bank directly or indirectly engaged in any activity that is not permitted for a national bank must cease the impermissible activity.

REGULATORY ENFORCEMENT POWERS

         Commercial banking organizations, such as the Bank, may be subject to enforcement actions by the FDIC and the Commissioner for engaging in unsafe or unsound practices in the conduct of their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits, the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the imposition of restrictions and sanctions under the prompt corrective action provisions of the FDICIA.

CALIFORNIA AND FEDERAL BANKING LAW

         The Federal Change in Bank Control Act of 1978 prohibits a person or group of persons "acting in concert" from acquiring "control" of a bank or holding company unless the appropriate federal regulatory agency has been given 60 days' prior written notice of such proposed acquisition and, within that time period, has not issued a notice disapproving the proposed acquisition or extending for up to another 30 days the period during which such a disapproval may be issued. An acquisition may be made prior to the expiration of the disapproval period if the agency issues written notice of its intent not to disapprove the action. The acquisition of more than 10% of a class of voting stock of a bank (or holding company) with a class of registered under Section 12 of the Securities Exchange Act of 1934, as amended (such as Common Stock), is generally presumed, subject to rebuttal, to constitute the acquisition of control.

         Under the California Financial Code, no person shall, directly or indirectly, acquire control of a California licensed bank or a bank holding company unless the Commissioner has approved such acquisition of control. A person would be deemed to have acquired control of the Company under this state law if such person, directly or indirectly, has the power (i) to vote 25% or more of the voting power of the Company or (ii) to direct or cause the direction of the management and policies of the Company. For purposes of this law, a person who directly or indirectly owns or controls 10% or more of the Common Stock would be presumed to control the Company, subject to rebuttal.

         In addition, any "company" would be required to obtain the approval of the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), before acquiring 25% (5% in the case of an acquirer that is, or is deemed to be, a bank holding company) or more of the outstanding Common Stock of, or such lesser number of shares as constitute control over, the Bank or the Company.


RESEARCH

         Neither the Company nor the Bank makes any material expenditures for research and development.

DEPENDENCE UPON A SINGLE CUSTOMER

         Neither the Company nor the Bank is dependent upon a single customer or very few customers. The Bank's business is concentrated in, and largely dependent upon the strength of the local economy in Redlands and the surrounding communities of Southern California. The local economy is affected by both national trends and by local factors.

ITEM 2. PROPERTIES

         Redlands Centennial Bank owns the real property located at 218 East State Street, Redlands, California. The two-story building situated on the property consists of 8,500 square feet and houses the executive and head offices of Redlands Centennial Bank. Redlands Centennial Bank also leases 1,100 square feet of space at 200 W. Santa Ana Blvd., Santa Ana, California as an office providing Small Business Administration lending. The current lease term on that property runs until January 8, 2001 and the monthly rental is $1,705.

ITEM 3. LEGAL PROCEEDINGS

         There are no legal proceedings other than ordinary routine litigation incidental to Redlands Centennial Bank's business pending against Redlands Centennial Bank to which Redlands Centennial Bank is a party or of which any of its property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On December 1, 1999, the Bank held a special meeting of its shareholders to adopt the terms of the Agreement and Plan of Reorganization and Merger (the Agreement) as described in the Company's S-4 filing dated October 20, 1999. Of the 672,284 outstanding shares on the record date, 372,147 were voted in favor of the Agreement, 5,246 were voted against the agreement and 2,636 shares abstained from voting on the Agreement. The remainder of the outstanding shares at the record date were not voted.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF CENTENNIAL FIRST FINANCIAL SERVICES' COMMON STOCK

         The shares of Centennial First Financial Services' common stock are thinly traded. They are not listed on national exchanges and there is no established public market for them. The high and low sales prices and volume of trades concerning Redlands Centennial Bank's common stock are provided in the chart below.

                                             Sales Prices (1)
                                                                                   Number of
          Calendar Quarter                High               Low                  Shares Traded
          ----------------                ----               ---                  -------------
                1999

Fourth quarter                         $ 17.000         $  14.500                      21,300
Third quarter                            15.250            14.500                      11,100
Second quarter                           15.375            14.313                      68,700
First quarter                            15.875            14.750                      24,800



                1998

Fourth quarter                           15.750            13.695                       6,700
Third quarter                            11.060             9.710                      34,800
Second quarter                           11.250             9.000                      10,100
First quarter                            12.930             7.970                      14,400

                1997
Fourth quarter                            8.160             7.730                       9,300
Third quarter                             7.850             7.260                      43,378

(1) Prior to forming the holding company, Redlands Centennial Bank has paid the following stock dividends since the beginning of 1997: a 7% stock dividend on December 1, 1997; and a 25% stock dividend on December 1, 1998. The sales prices have been retroactively adjusted for the stock dividends.

DIVIDENDS

         The payment of stock and cash dividends in the future is not guaranteed, and subject to the discretion of the Board of Directors of Centennial First Financial Services and will depend on earnings, financial condition and other relevant factors, including applicable regulatory orders and restrictions with respect to dividends. Prior to forming the holding company, Redlands Centennial Bank paid a 25% stock dividend to shareholders of record on November 1, 1998, and a 7% stock dividend to shareholders of record on November 1, 1997. On January 3, 2000, Centennial First Financial Services declared a 5% stock dividend and 5 cents cash dividend to shareholders of record January 10, 2000, and payable January 21, 2000. Redlands Centennial Bank paid a $35,000 cash dividend to Centennial First Financial Services and an additional $30,000 to pay for the reorganization costs and initial capitalization and provide Centennial First Financial Services with working capital. The payment of cash dividends by the Company in the future is subject to the discretion of the Board of Directors of the Company and will depend on Redlands Centennial Bank paying a cash dividend to the Company. The Bank's ability to pay a cash dividend to the Company will depend on the Bank's earnings, financial condition and other relevant factors, including applicable regulatory orders and restrictions with respect to dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

         The following discussion is intended to provide sufficient information about Centennial First Financial Services and its subsidiary, Redlands Centennial Bank, to enhance the reader's understanding of the Company's financial condition and results of operations. Centennial First Financial Services has not conducted any significant business activities independent of Redlands Centennial Bank since its inception. Therefore, the following discussion and analysis relates primarily to the Bank. In order to understand this section in context, it should be read in conjunction with the audited financial statements, including the notes thereto and other data presented.

FORWARD-LOOKING STATEMENTS

         Certain statements in this Form 10-KSB, including without limitation statements containing the words "believes," "anticipates," "intends," "expects," "pro forma" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic conditions in the Company's market areas; variances in interest rates; changes in or amendments to regulatory authorities' capital requirements or other regulations applicable to the Company, increased competition for loans and deposits; and other factors referred to elsewhere in this Form 10-KSB. Given these uncertainties, shareholders are cautioned not to place undue reliance on forward-looking statements. The Company disclaims any obligation to update and such factors which are not considered to be material or to publicly announce the result of any revisions to any of the forward-looking statements included herein which are not considered to be material to reflect future events or developments.


                                     SUMMARY

         The Company reported net income of $729,192 for the year ending December 31, 1999, compared to net income totaling $627,188 for the year ending December 31, 1998, an increase of 16.3%. Basic earnings per share for 1999 were $1.09 versus $.95 for 1998. Diluted earnings per share, adjusted for the effect of the exercise of stock options and stock dividends, resulted in earnings per share of $1.02 in 1999 versus $.88 in 1998.

         Total assets at December 31, 1999 reached a record of $76,007,045, an increase of 9.2% or $6,412,600, compared to $69,594,445 at December 31, 1998.
Total assets at year-end 1998 exceeded year-end 1997 totals by $10,459,258, or 17.7%.

         At December 31, 1999, total deposits grew to a record level of $69,139,598, an increase of $5,814,969 or 9.2% above year-end 1998. An increase of 11.2%, or $3,619,694 in demand deposits, interest bearing and NOW accounts was recorded, as these accounts totaled $36,015,790 at December 31, 1999, compared to $32,396,096 at December 31, 1998.

         Return on average stockholders' equity was 12.0%, 11.43%, and 12.78% for the years ending December 31, 1999, 1998, and 1997, respectively. The risk-based capital ratio was 11.22%, 12.37%, and 13.74% as of December 31, 1999, 1998, and 1997, respectively.

         The following table provides a summary of the income statement, balance sheet and selected ratios for 1999 and 1998. A more detailed analysis of each component of net income is included under the appropriate captions, which follow.

                                                                      (Dollars in Thousands Except for
                                                                           Per Share Information)

                                                                           1999              1998
         RESULTS OF OPERATIONS
             Interest income                                           $     5,976      $     5,039
             Interest expense                                                1,586            1,694
             Net interest income                                             4,390            3,345
             Provision for loan losses                                         225               50
             Noninterest income                                              1,035              977
             Noninterest expense                                             4,152            3,452
             Net income                                                        729              627

         BALANCE SHEET (END OF PERIOD)
             Total assets                                              $    76,007      $    69,594
             Total loans                                                    53,188           41,027
             Allowance for loan losses                                         581              433
             Nonperforming loans                                                61              327
             Other real estate and repossessed assets owned                     20               11
             Total deposits                                                 69,140           63,325
             Stockholders' equity                                            6,328            5,818

         BALANCE SHEET (PERIOD AVERAGE)
             Total assets                                              $    72,559      $    68,722
             Total loans                                                    46,978           37,095
             Earning assets                                                 63,076           56,558
             Total deposits                                                 65,963           62,473
             Stockholders' equity                                            6,059            5,764

                                                                   (Dollars in Thousands Except for
                                                                        Per Share Information)

                                                                          1999            1998
         CAPITAL RATIOS
             Leverage ratio                                               8.44%           8.52%
             Tier 1 risk-based capital                                   10.30%          11.52%
             Total risk-based capital                                    11.22%          12.37%

         ASSET QUALITY RATIOS
             Nonperforming loans/total loans                              0.13%           0.88%
             Nonperforming assets/total assets                            0.83%           0.65%
             Allowance for loan losses/total loans                        1.24%           1.17%

         PERFORMANCE RATIOS
             Return on average assets                                     1.00%           0.91%
             Return on average equity                                    12.03%          10.88%
             Net interest margin                                          6.96%           5.91%
             Net interest spread                                          6.26%           5.01%
             Average total loans to average total deposits               71.22%          59.38%
             Efficiency ratio                                            76.53%          79.87%

         PER SHARE INFORMATION
             Basic earnings                                            $  1.09         $  0.95
             Diluted earnings                                          $  1.02         $  0.88
             Common stock dividends declared                           $    --         $    --
             Common stock book value                                   $  9.42         $  8.84
             Common shares outstanding at period end                   677,028         667,377
             Weighted average common shares outstanding                671,676         658,256

                   NET INTEREST INCOME AND NET INTEREST MARGIN

         Net interest income is the difference between interest earned on loans and investments and interest paid on deposits. Net interest income totaled $4,390,237 for the year ended December 31, 1999, up 31.3% from $3,344,675 at
December 31, 1998, which was up 25.3% from $2,670,190 at December 31, 1997. The primary factor contributing to the growth of net interest income during 1999 was an increase in fees and interest on construction loans and increases in the Company's prime rate. The increase in 1999 and 1998 was also due to an overall increase in earning assets. Earning assets increased $5,321,724, or 8.8%, to $65,937,335 in 1999, compared to an increase of $9,623,531, or 18.9%, to
$60,615,611 in 1998.

     The net interest margin was 6.96%, 5.91%, and 5.50% for the years ended December 31, 1999, 1998 and 1997, respectively.

                            INTEREST SPREAD ANALYSIS

         The following table shows the components of the Bank's net interest income setting forth, for each of the three years ended December 31, 1999, 1998 and 1997 (i) average interest earning assets, interest bearing liabilities and investments, (ii) interest income earned on interest earning assets and interest expense paid on interest bearing liabilities, (iii) average yields earned on interest earning assets and average rates paid on interest bearing liabilities,
(iv) the net interest spread (i.e., yield earned on interest earning assets less the average rate paid on interest bearing liabilities) and (v) the net interest margin (i.e., net interest income divided by average interest earning assets). Yields are not computed on a tax-equivalent basis. Non-accrual loans and overdrafts are included in average loan balances. Average loans are presented net of unearned income.

                                                 1999                           1998                        1997
                                    -----------------------------  ---------------------------- ---------------------------

                                                Interest   Average            Interest   Average             Interest    Average
                                     Average     Earned/  Interest  Average    Earned/   Interest   Average   Earned/   Interest
                                     Balance      Paid      Rate    Balance     Paid       Rate     Balance    Paid       Rate

                                                                     (Dollars in Thousands)
Interest-Earning Assets:
   Federal funds sold               $  3,157    $   151    4.75%    $ 6,549    $  340      5.11%   $   2,995   $  156     5.15%
   Interest-bearing deposits in
     financial institutions            3,900        238    6.10       3,872       252      6.52        5,029      306     6.08
   Investment securities               9,041        487    5.39       9,042       530      5.86       12,371      778     6.29
                                    --------    -------    ----   ---------  --------     -----    --------- --------  -------
   Total investments                  16,098        876    5.44      19,463     1,122      5.76       20,395    1,240     6.08

Loans                                 46,978      5,100   10.86      37,095     3,917     10.56       28,226    2,928    10.37
                                    --------    -------   -----   ---------  --------     -----    --------- --------  -------

   Total interest earning assets    $ 63,076    $ 5,976    9.47%    $56,558    $5,039      8.91%   $  48,621   $4,168     8.57%
                                    ========    =======   =====   =========  ========     =====    ========= ========  =======


Interest Bearing Liabilities:
   Interest bearing demand
     deposits                       $ 10,510    $   119    1.13%  $   8,510  $    112      1.31%   $   7,524 $     95   1.27%
   Money market deposits               7,631        213    2.79       6,493       208      3.20        4,943      132   2.67
   Savings deposits                   11,180        295    2.62       9,246       337      3.64        7,205      268   3.73
   Time deposits of $100,000
     or more                           9,397        452    4.86       8,192       604      5.29        8,223      405   4.93
   Time deposits under
     $100,000                         10,592        507    4.79      11,014       433      5.49        9,337      598   5.52
                                    --------    -------    ----   ---------  --------    ------    --------- --------  -----
   Total interest-bearing
     liabilities                    $ 49,310    $ 1,586    3.22%  $  43,455  $  1,694      3.90%   $  37,232 $  1,498   4.02%
                                    ========    =======   =====   =========  ========    ======    ========= ========  =====

Net interest income                             $ 4,390                      $  3,345                        $  2,670
                                                =======                      ========                        ========
Net interest spread                                        6.26%                           5.01%                        4.55%
                                                          =====                          ======                        =====
Net interest margin                                        6.96%                           5.91%                        5.49%
                                                          =====                          ======                        =====

                                                       1999 COMPARED WITH 1998          1998 COMPARED WITH 1997
                                                  -------------------------------- --------------------------------

                                                     Increase (decrease) due to       Increase (decrease) due to
                                                             change in:                       change in:
                                                     Average      Average            Average     Average
                                                     Volume        Rate    Total     Volume       Rate      Total

                                                                        (Dollars in Thousands)
INCREASE (DECREASE) IN INTEREST INCOME
   Federal funds sold                               $    (239)  $    50   $   (189)  $    212   $   (28)  $    184
   Interest-bearing deposits in
     financial institutions                               (32)       18        (14)       (34)      (20)       (54)
   Investment securities                                 (113)       70        (43)      (173)      (75)      (248)
   Loans                                                1,213       (30)     1,183        866       123        989
                                                    ---------   -------   --------   --------   -------   --------

           Total                                          829       108        937        871        (0)       871
                                                     --------   -------   --------   --------   -------   --------

INCREASE (DECREASE) IN INTEREST EXPENSE
   Interest bearing demand deposits                        32       (25)         7        (26)       43         17
   Money market deposits                                  (23)       28          5        140       (64)        76
   Savings deposits                                        13       (55)       (42)       127       (58)        69
   Time deposits of $100,000 or more                      142      (294)      (152)         6       193        199
   Time deposits under $100,000                           (47)      121         74         76      (241)      (165)
                                                     --------   -------   --------   --------   -------   --------

           Total                                          117      (225)      (108)       323      (127)       196
                                                     --------   -------   --------   --------   -------   --------

TOTAL CHANGE IN NET INTEREST INCOME                  $     71   $   333     $1,045   $    548   $   127   $    675
                                                     ========   =======   ========   ========   =======   ========

                                  OTHER INCOME

         Other income for the Company includes customer service fees, net gain from sale of loans, net gain or loss from sale of investment securities, and other miscellaneous income. Total other income grew 5.9% in 1999. In 1998, total other income increased 76.2% as a result of increases in fees, revenue gains from the sale of SBA loans, and gains from the sales of investment securities.



         Customer service fees increased to $717,947 in 1999 from $518,379 in 1998 and from $295,310 in 1997. The gain on sale of loans was $220,275 in 1999, compared with $285,668 in 1998 and $116,847 in 1997. During 1998, the Company opened an Orange County based SBA Loan Department. The Company incurred a minor loss from the sale of investment securities of $2,317 in 1999, compared to gains of $119,361 in 1998. Miscellaneous income for 1999 totaled $99,033, compared to $53,944 in 1998. It is management's intention to continue to sell its SBA loans to outside investors.

                                 OTHER EXPENSES

         Total other expenses for 1998 were $4,151,859, an increase of $700,020 from December 31, 1998. During 1999, salaries, wages and employee benefits increased $574,985 or 36.1%, compared to an increase of $341,965, or 27.4%, from 1997 to 1998, primarily due to increases in staffing of the SBA and Construction Loan Divisions, as well as normal branch growth.

         In 1999, net occupancy expense increased $39,607 to $354,295, or 12.6%, compared to an increase of $58,746, or 23.0%, from 1997 to 1998. Cost increases relate to the Company's expansion in establishing new sources of loan and fee income through real estate, construction and SBA lending.

         Other operating expenses, including professional fees, data processing fees, supplies and advertising were $1,631,503 in 1999, an increase of only $85,428 or 5.5% from $1,546,075 in 1998, as compared to an increase of $708,737, or 84.6%, from 1997 to 1998.


                                  INCOME TAXES

         The provision for income taxes was $319,124 in 1999 versus $193,000 in 1998 and $263,300 in 1997. For the year ended December 31, 1999, the effective tax rate was 30.4%, compared to 23.2% for the year ended December 31, 1998, and 30.1% for the year ended December 31, 1997.

                              INVESTMENT SECURITIES

         The Company's investment portfolio provides income to the Company and also serves as a source of liquidity. Total yield, maturity and risk are among the factors considered in building the investment portfolio. Under FDIC guidelines for risk-based capital, certain loans and investments may affect the level of capital required to support risk-weighted assets. For example, U.S. Treasury Securities have a 0% risk weighting, whereas U.S. Agency Pools have a 20% risk weighting, while 1-4 family real estate loans carry a 50% risk weighting. In addition, pursuant to FASB 115, securities must be classified as "held to maturity," "available for sale," or "trading securities." Those securities held in the "available for sale" category must be carried on the Company's books at "fair market value." At December 31, 1999, the Company's "available for sale" investment portfolio consisted of $3,640,900 in mortgage-backed securities, $3,752,710 in municipal bonds, and $399,814 in U.S. Treasury obligations compared to $4,676,773, $3,593,132 and $411,000, respectively in 1998.

         At December 31, 1999, the Company did not carry any "held to maturity" investments, compared to $807,352 at December 31, 1998, which was carried at net book value. In order to maintain its liquidity and ability to meet the demand for loans, the Company did not reinvest the pay downs and maturities from "held to maturity" investments held in 1998. The Company has no trading securities. Interest-bearing deposits in short-term time certificates at other financial institutions totaled $3,612,012 at year-end 1999 versus $4,104,463 in 1998. Overnight Federal Funds sold totaled $2,150,000 in 1999, as compared to $6,820,000 in 1998.

         The following table shows the carrying amount of investment securities as of December 31, 1999 and 1998:

                                                                                  1999
                                                        ------------------------------------------------------
                                                         Amortized     Unrealized       Unrealized      Fair
                                                          Cost            Gains           Losses        Value
                (In Thousands)
                Available for sale:
                  Mortgage-backed securities            $   3,722       $      --      $      81     $   3,641
                  Obligations of states and
                     local governments                      4,011              --            258         3,753
                  U.S. Treasury Obligations                   405              --              6           399
                  Federal Home Loan Bank
                     stock                                    210              --             --           210
                                                        ---------       ---------       --------     ---------

                                                        $   8,348       $      --       $    345     $   8,003
                                                        =========       =========       ========     =========

                                                                                  1998
                                                        ------------------------------------------------------
                                                         Amortized     Unrealized       Unrealized      Fair
                                                           Cost           Gains           Losses        Value
               Available for sale:
                  Mortgage-backed securities            $   4,671       $      13      $       7     $   4,677
                  Obligations of states and
                     local governments                      3,583              11              1         3,593
                  U.S. Treasury Obligations                   404               7             --           411
                                                        ---------       ---------      ---------     ---------
                                                        $   8,658       $      31      $       8     $   8,681
                                                        =========       =========      =========     =========
               Held to maturity:
                  Corporate securities,
                     Mortgage-backed                    $     807       $       8      $      --     $     815
                                                        =========       =========      =========     =========

         The following table shows the weighted average maturities and yields of investment securities as of December 31, 1999. Weighted average yields on obligations of state and local governments have not been computed on a tax equivalent basis.

                                                       After 1 year       5 years through
                                    One year or less   through 5 years       10 years      After 10 years         Total
(In thousands)                               Average           Average           Average          Average           Average
                                        $     Yield       $     Yield       $     Yield       $    Yield       $     Yield
Available for sale:
    Mortgage backed securities         159   4.53%     2,939    6.31%      624    6.46%      --    0.00%     3,722   6.25%
    Obligations of state and local
      governments                      330   7.01%       361    6.63%    2,457    6.48%     863    6.63%     4,011   6.57%
    U.S. Treasury Obligations           --   0.00%       405    5.44%       --    0.00%      --    0.00%       405   5.44%
    Federal Home Loan Bank stock       210   0.00%        --    0.00%       --    0.00%      --    0.00%       210   0.00%
                                     ------------    ---------------    --------------   --------------    --------------

                                     $ 699   4.34%   $ 3,705    6.24%   $3,081    6.48%  $  863    6.63%   $ 8,348   6.21%
                                     ============    ===============    ==============   ==============    ==============

                                     - 25 -

                                      LOANS

         Total loans were $53,187,795 at December 31, 1999, total loans increased by $12,160,360, or 29.6%, during 1999, compared to growth of $8,561,951, or 26.4%, during 1998. Mortgage loans on real estate totaled $27,782,887 at December 31, 1999, an increase of $11,485,922 or 70.5% from 1998.
Commercial loans totaled $18,686,010 at December 31, 1999, an increase of $2,011,665 or 12.1% from 1998. Consumer installment loans totaled $6,718,898 at December 31, 1999, a decrease of $1,337,227, or 16.6%, from 1998.

         Approximately 29.1%, or $15.5 million, of the Company's loan portfolio is at fixed rates, compared to 33.9%, or $13.9 million, for 1998. Of the total portfolio, $6.7 million of fixed rate loans mature within one year for 1999, compared to $3.4 million of fixed rate loans maturing in one year for 1998. Loans having variable rates increased to $37.7 million in 1999 compared to $27.2 million in 1998.

         The following table sets forth the amount of loans outstanding as of December 31, 1999 and 1998:

                                                                              % of                        % of
(In Thousands)                                                  1999          Total          1998         Total
Real estate loans
    Construction and development                             $   15,248       28.7%      $    4,977       12.1%
    Mortgage loans                                               12,533       23.6%          11,320       27.6%
Commercial loans                                                 18,686       35.1%          16,674       40.6%
Automobile loans                                                  2,468        4.6%           2,563        6.2%
Indirect loans                                                    1,845        3.5%           3,348        8.2%
Equity loans                                                        876        1.6%             149        0.4%
Consumer and other loans                                          1,530        2.9%           1,995        4.9%
                                                             ---------------------       ---------------------

                                                                 53,186      100.0%          41,026      100.0%

Unearned income                                                    (224)                       (391)

Allowance for loan losses                                          (581)                       (433)
                                                             ----------                  ----------

                                                             $   52,381                  $   40,202
                                                             ==========                  ==========

         The following table shows the amounts of real estate and commercial loans outstanding at December 31, 1999 which, based on the remaining scheduled repayments of principal, are due in one year or less, more than 1 year but less than 5 years, and more than 5 years. The amounts are classified according to the sensitivity to changes in interest rates.

(In Thousands)                                                                             1999
Real estate construction and development
    and mortgage loans
Aggregate maturities of balances due:
In one year or less
Interest rates are floating or adjustable                                              $    9,511
Interest rates are fixed or predetermined                                                   6,039
After one year but within 5 years
Interest rates are floating or adjustable                                                   2,025
Interest rates are fixed or predetermined                                                   1,012
Due after 5 years
Interest rates are floating or adjustable                                                   8,263
Interest rates are fixed or predetermined                                                     931
                                                                                       ----------

         Total real estate construction and development
             and mortgage loans                                                            27,781
                                                                                       ----------
Commercial loans
Aggregate maturities of balances due:
In one year or less
Interest rates are floating or adjustable                                                   8,088
Interest rates are fixed or predetermined                                                     384
After one year but within 5 years
Interest rates are floating or adjustable                                                   5,979
Interest rates are fixed or predetermined                                                     658
Due after 5 years
Interest rates are floating or adjustable                                                   3,386
Interest rates are fixed or predetermined                                                     191
                                                                                       ----------

         Total commercial loans                                                            18,686
                                                                                       ----------
         Total commercial and construction loans                                       $   46,467
                                                                                       ==========

                            ALLOWANCE FOR LOAN LOSSES

         The provision for loan losses is an expense charged against operating income and added to the allowance for loan losses. The allowance for loan losses represents amounts, which have been set-aside for the specific purpose of absorbing losses, which may occur in the Bank's loan portfolio.

         The allowance for loan losses reflects management's ongoing evaluation of the risks inherent in the loan portfolio, generally and with respect to specific loans, the state of the economy, and the level of net loan losses experienced in the past. Management and the Board of Directors review the results of the State Banking Department and FDIC examinations, independent accountants' observations, and the Bank 's internal review as additional indicators to determine if the amount in the allowance for loan losses is adequate to protect against estimated future losses. It is the Bank 's current practice, which could change in accordance with the factors mentioned above, to maintain an allowance, which is at least equal to the sum of the following percentage of loan balances by loan category.

Loan Category
Classified loans:                                                                                     Reserve%
         Loans classified loss                                                                         100.00%
         Loans classified non-accrual - doubtful                                                        50.00
         Loans classified non-accrual - substandard                                                     20.00
         Loans classified substandard - unsecured                                                       20.00
         Loans classified substandard - secured                                                         10.00
         Loans classified special mention                                                                2.00
         Loans classified watch                                                                          1.00

Delinquent loans:
         Real estate and construction loans over 30 days past due                                        1.25
         Real estate and construction loans over 60 days past due                                        2.50
         Commercial loans over 30 days past due                                                          1.25
         Commercial loans over 60 days past due                                                         10.00
         Consumer auto loans over 30 days past due                                                       2.50
         Consumer auto loans over 60 days past due                                                      10.00
         Consumer real estate loans over 30 days past due                                                1.25
         Consumer real estate loans over 60 days past due                                                2.50
         Other consumer loans over 30 days past due                                                      2.50
         Other consumer loans over 60 days past due                                                     10.00


                    ALLOWANCE FOR LOAN LOSSES (Continued)


Unclassified loans:                                                                                    Reserve%
         Real estate loans - construction                                                                1.00
         SBA real estate loans - unguaranteed portion                                                    0.75
         SBA real estate loans - guaranteed portion                                                      0.00
         Real estate loans - other                                                                       0.75
         Commercial loans                                                                                0.50
         Commercial SBA loans - unguaranteed portion                                                     0.50
         Commercial SBA loans - guaranteed portion                                                       0.00
         Automobile loans - direct/indirect                                                              0.50
         Automobile loan insurance reserve                                                               0.25
         Equity loans                                                                                    0.50
         Consumer and other loans                                                                        0.50

         Prudent collection efforts, and tighter lending controls, are responsible for the Bank's strong performance on these measures of credit quality. However, no assurance can be given that the Bank's loan portfolio will continue to measure well against its peers on these ratios and quality measures, or that losses will not otherwise occur in the future.

         The allowance for loan losses was $581,430 or 1.1% of gross loans at December 31, 1999, $433,475 or 1.1% of gross loans at December 31, 1998 and $489,711 or 1.5% of gross loans at December 31, 1997. The amount maintained reflects management's evaluation of the present economic outlook concerning the liquidity and realizable value of the real property held as collateral. It also reflects an ongoing evaluation of the risks inherent in the Company's loan portfolio, the short-term and long-term economic forecasts and the continued monitoring of specific loans where there are potential losses. Non-performing assets include loans for which interest is no longer accruing, loans 90 or more days past due, impaired loans and other real estate owned. Non-performing assets at December 31, 1999 totaled $60,671 verses $327,111 at December 31, 1998, as a result of the Company's continued adherence to strict loan standards and policies.

         The following table summarizes the changes in the allowance for loan losses arising from loan losses, recoveries on loans previously charged off and provisions for loan losses charged to operating expense during the years ended December 31, 1999 and 1998:

         (In thousands)                                                   1999               1998
         Balance of allowance for loan losses
             at beginning of year                                      $     433        $     490
                                                                       ---------        ---------

         Loans charged off:
             Real estate                                               $     - -        $     - -
             Commercial                                                      (13)            (108)
             Installment and other loans                                     (83)             (55)
                                                                       ---------        ---------

                                                                             (96)            (163)
                                                                       ---------        ---------

         (In thousands)                                                   1999               1998
         Recoveries of loans previously charged off:
             Real estate                                               $     - -        $     - -
             Commercial                                                       14               51
             Installment and other loans                                       5                5
                                                                       ---------        ---------

                                                                              19               56
                                                                       ---------        ---------
         Net loans charged off                                               (77)            (107)
         Provision charged to operating expense                              225               50
                                                                       ---------        ---------
         Balance of allowance for loan losses
             at end of year                                            $     581        $     433
                                                                       =========        =========

         Amount of total loans outstanding at
             end of year                                               $  53,186        $  41,026
         Average amount of loans outstanding                              46,978           37,095
         Ratio of net charge-offs to average
             loans outstanding                                               .2%               .3%
         Ratio of allowance for loan losses at
             end of the year to average loans
             outstanding                                                    1.2%              1.2%
         Ratio of allowance for loan losses at
             end of the year to total loans outstanding
             at end of year                                                 1.1%              1.1%


         The following table sets from the Company's allocation of the allowance for loan losses to specific loan categories at December 31, 1999 and 1998. The allocations are based upon the same factors as considered by management in determining the amount additional provisions to the allowance for loan losses and the aggregate level of the allowance.

Allocation of allowance for loan losses                          1999                         1998
                                                                      Percentage                     Percentage
                                                                      of loans in                    of loans in
                                                                     each category                  each category
                                                           Amount   to total loans       Amount    to total loans
Balance at end of period applicable to:
    Real estate loans
       Construction and development                       $    167       28.7%        $      52         12.1%
       Mortgage loans                                          137       23.6%              120         27.6%
    Commercial loans                                           204       35.1%              176         40.6%
    Automobile loans                                            27        4.6%               27          6.2%
    Indirect loans                                              20        3.5%               36          8.2%
    Equity loans                                                 9        1.6%                2          0.4%
    Consumer and other loans                                    17        2.9%               20          4.9%
                                                          --------    -------         ---------     --------
                                                          $    581      100.0%        $     433        100.0%
                                                          ========    =======         =========     ========

         The allowance for loan losses should not be interpreted as an indication that future charge-offs will occur in these amounts or proportions, or that the allocation indicates future charge-off trends.

         Although management believes the level of the allowance for loan losses as of December 31, 1999, is adequate to absorb losses inherent in the loan portfolio, currently unanticipated conditions and events, such as additional declines in the local economy and increases in interest rates, may result in losses that cannot reasonably be predicted at this date.

                                    DEPOSITS

         Total deposits increased $5,814,969, or 9.2%, to a record level of $69,139,598 at December 31, 1999. During 1998, deposits increased $9,668,496 or 18.0% to $63,324,629. An increase of non-interest bearing deposits and a decrease in total interest expense contributed to lower cost of funds during 1999. In 1999, non-interest bearing deposits grew 11.6% to $18,135,050, up $1,882,357 over $16,252,693 recorded at December 31, 1998, and increased $1,576,928, up 10.7% over $14,675,765 at December 31, 1997. The Company's cost of funds for 1999 was 2.40%, as compared to 2.90% and 3.07% for 1998 and 1997, respectively.

         The Bank's deposit products include non-interest bearing demand deposits, interest-bearing demand deposits, money market and savings accounts, and time certificates of deposit. The majority of the Bank's deposits are obtained from its primary marketing area.

         The distribution of average deposits and the average rates paid thereon is summarized for the periods indicated below:

                                                            1999                        1998
         DEPOSITS                                          Average       Average       Average         Average
         (In thousands)                                    Balance        Rate         Balance          Rate
         Non-interest bearing demand
             deposits                                  $    16,678                   $   14,664
         Interest bearing demand deposits                   10,510        1.13%           8,510        1.31%
         Money market deposits                               7,631        2.79%           6,493        3.20%
         Savings deposits                                   11,180        2.62            9,246        3.64%
         Time deposits of $100,000 or more                   9,397        4.86%           8,192        5.29%
         Time deposits under $100,000                       10,592        4.79%          11,014        5.49%
                                                       -----------------------       ----------------------
                                                       $    65,988                   $   58,119
                                                       ===========                   ==========

         The following is a maturity schedule of time certificates of deposit as of December 31, 1999:

         (In thousands)
         Three months or less                                    $    8,142
         Over three months through six months                         4,422
         Over six months through twelve months                        7,601
         Over twelve months                                             951
                                                                 ----------
                                                                 $   21,116
                                                                 ==========

                    LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

         Liquidity represents a bank's ability to provide sufficient cash flows or cash resources in a manner that enables it to meet obligations in a timely fashion and adequately provides for anticipated future cash needs. For the Bank, liquidity considerations involve the capacity to meet expected and potential requirements of depositors seeking access to balances and to provide for the credit demands of borrowing customers. In the ordinary course of the Bank's business, funds are generated from the repayment of loans, maturities within the investment securities portfolio and the acquisition of deposit balances and short-term borrowings. In addition, the Bank has a line of credit from the Federal Home Loan Bank of San Francisco of approximately $3,200,000. The Bank also has unsecured, written lines of credit, which allow it to borrow federal funds of $4,500,000 from three correspondent banks in order to meet temporary liquidity requirements.

         As a matter of policy, the Bank seeks to maintain a level of liquid assets, including marketable investment securities, equal to at least 20% of total assets ("primary liquidity"), while maintaining sources of secondary liquidity (borrowing lines from other institutions) equal to at least an additional 10% of assets. In addition, it seeks to generally limit loans to not more than 85% of deposits. Within these ratios, the Bank generally has excess funds available to sell as federal funds on a daily basis, and is able to fund its own liquidity needs without the need of short-term borrowing. The Bank's primary liquidity at December 31, 1999, 1998 and 1997 was 17.83%, 29.33%, and 33.18% respectively, while its average loan to deposit ratio for such years was 71.22%, 59.38% and 57.12% respectively.

         Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors. Additionally, deposits on which a financial institution pays an interest rate significantly higher than prevailing rates are considered to be brokered deposits. Federal law and regulation restricts banks from soliciting or accepting brokered deposits, unless the bank is well capitalized under Federal guidelines. The Bank had brokered deposits of approximately $2,866,000, $1,269,000 and $1,467,000 at December 31, 1999, 1998 and 1997, respectively. The Bank's asset/liability policy limits brokered deposits to no more than 10% of total deposits.

         Management of interest rate sensitivity (asset/liability management) involves matching and repricing rates of interest-earning assets with interest-bearing liabilities in a manner designed to optimize net interest income within the constraints imposed by regulatory authorities, liquidity determinations and capital considerations. The Bank's asset/liability policy was revised in September 1999.

         The purpose for asset/liability management is to provide stable net interest income growth by protecting the Bank's earnings from undue interest rate risk. The Bank expects to generate earnings from increasing loan volume, appropriate loan pricing and expense control and not from trying to accurately forecast interest rates. Another important function of asset/liability management is managing the risk/return relationships between interest rate risk, liquidity, market risk and capital adequacy. The Bank gives priority to liquidity concerns followed by capital adequacy, then interest rate risk and market risk in the investment portfolio. The policy of the Bank will be to control the exposure of the Bank's earnings to changing interest rates by generally maintaining a position within a narrow range around an "earnings neutral position." An earnings neutral position is defined as the mix of assets and liabilities that generate a net interest margin that is not affected by interest rate changes. However, Management does not believe that the Bank can maintain a totally earnings neutral position. Further, the actual timing of repricing of assets and liabilities does not always correspond to the timing assumed by the Bank for analytical purposes. Therefore, changes in market rates of interest will generally impact on the Bank's net interest income and net interest margin for long or short periods of time.

         The Bank monitors its interest rate risk on a quarterly basis through the use of a model, which calculates the effect on earnings of changes in the prevailing market interest rate. The model converts a prevailing market interest rate change into rate changes for each major class of asset and liability, then simulates the bank's net interest margin based on the bank's actual repricing over a one year period, assuming that maturities are reinvested in instruments identical to those maturing during the period. At December 31, 1999, assuming the effect of a 2% increase or decrease in prevailing market interest rates, the increase in economic value of equity was approximately $4,351,000 and $6,851,000, respectively. This represents a net portfolio value ratio of 13.35% and 15.91%, respectively, as compared to the Bank's net portfolio value ratio of 8.35% at December 31, 1999. The net portfolio value ratio represents total stockholders equity divided by total assets. These forecasted results fall within the Bank's asset/liability policy guidelines of 7% to 20%.

         The Company has no sources of revenues or liquidity other than dividends, tax equalization payments or management fees from the Bank. The ability of the Bank to pay such items to the Company is subject to limitations under state and Federal law.


                                 RISK MANAGEMENT

         Various types of risk are inherent in the business of banking. Federal regulators have adopted examination guidelines that scrutinize not only a bank's level of risk, but also its ability to manage and control that risk. Regulators evaluate risks that affect capital, liquidity, and compliance to determine their potential effect on the safety and soundness of a bank. Certain risks may be covered by insurance coverage, but management must establish a risk management approach that addresses all areas of risk.

         The Company has in place acceptable limits for each of the risks identified by the Federal Deposit Insurance Corporation. The Company has defined the types of risk, and has mechanisms in place to manage, monitor and report those risks. Specifically, the Company focuses on six risk categories within each area of the Company. Those include credit risk, interest rate risk, liquidity risk, market risk, transaction risk and compliance risk.


                                CAPITAL RESOURCES

         The Company maintains capital to comply with legal requirements, to provide a margin of safety for its depositors and stockholders, and to provide for future growth and the ability to pay dividends. At December 31, 1999, stockholders' equity was $6,327,816 versus $5,818,344 at December 31, 1998 and $5,152,847 at December 31, 1997. The Bank issued a 25% stock dividend accounted for as a stock split in 1998 and a 7% stock dividend during 1997. The Bank paid cash dividends totaling $11,000 to the Company during 1999.

         To the extent the Company has capital in excess of its estimated capital requirements, it may occasionally repurchase its common shares. During February 2000, the Company repurchased approximately $637,000 or 43,500 shares of its common shares.

         The FDIC and Federal Reserve Board have adopted capital adequacy guidelines for use in their examination and regulation of banks and bank holding companies. If the capital of a bank or bank holding company falls below the minimum levels established by these guidelines, it may be denied approval to acquire or establish additional banks or non-bank businesses, or the FDIC or Federal Reserve Board may take other administrative actions. The guidelines employ two measures of capital: (1) risk-based capital and (2) leverage capital.

         In general, the risk-based capital guidelines provide detailed definitions of which obligations will be treated as capital, and assign different weights to various assets and off-balance sheet items, depending upon the perceived degree of credit risk associated with each asset. Each asset is assigned to one of four risk-weighted categories. For example, 0% for cash and unconditionally guaranteed government securities; 20% for deposits with other banks and fed funds; 50% for state bonds and certain residential real estate loans; and 100% for commercial loans and other assets. Capital is categorized as either Tier 1 capital, consisting of common stock and retained earnings (or deficit), or Tier 2 capital, which includes limited-life preferred stock and allowance for loan losses (subject to certain limitations). The guidelines also define and set minimum capital requirements (risk-based capital ratios), which increased over a transition period ended December 31, 1992. Under the final 1992 rules, all banks were required to maintain Tier 1 capital of at least 4% and total capital of 8.0% of risk-adjusted assets. The Company had a Tier 1 capital ratio of 8.44%, 8.52% and 8.72% at December 31, 1999, 1998 and 1997,
respectively, and a total risk-based capital ratio of 11.22%, 12.37% and 13.74% at December 31, 1999, 1998 and 1997, respectively.

         The leverage capital ratio guidelines require a minimum leverage capital ratio of 3% of Tier 1 capital to total assets less goodwill. The Company had a leverage capital ratio of 8.58%, 8.43% and 8.55% at December 31, 1999, 1998 and 1997, respectively.


                                    YEAR 2000

         The Company has not experienced any disruptions associated with the century date change. Management feels that the extensive testing of hardware and mission critical systems and the monitoring of borrowers' Year 2000 readiness has limited the Company's exposure to disruptions. The Company's Year 2000 expenses paid to outside consultants and software vendors were $18,807 in 1999 and $53,154 in 1998. These amounts do not include employee salaries directly associated with testing and documenting systems for compliance.

ITEM 7. FINANCIAL STATEMENTS






                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Centennial First Financial Services
Redlands, California


We have audited the accompanying consolidated statements of condition of Centennial First Financial Services and subsidiary, Redlands Centennial Bank, as of December 31, 1999 and 1998, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Centennial First Financial Services and subsidiary as of December 31, 1999 and 1998, and the results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles.




/s/ Hutchinson and Bloodgood LLP

January 21, 2000

               CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CONDITION
                           DECEMBER 31, 1999 AND 1998

                                                                                               1999                     1998
ASSETS
    Cash and due from banks                                                              $     5,230,412           $     4,485,450
    Federal funds sold                                                                         2,150,000                 6,820,000
                                                                                         ---------------           ---------------
                Total cash and cash equivalents                                                7,380,412                11,305,450

    Interest-bearing deposits in financial institutions                                        3,612,012                 4,104,463
    Investment securities, available for sale                                                  7,793,424                 8,680,905
    Investment securities, held to maturity                                                          - -                   807,352
    Federal Home Loan Bank stock, at cost                                                        210,000                       - -
    Loans, net                                                                                52,381,899                40,202,891
    Accrued interest receivable                                                                  377,635                   327,523
    Premises and equipment, net                                                                1,689,832                 1,729,135
    Other assets                                                                               2,561,831                 2,436,726
                                                                                         ---------------           ---------------
                Total assets                                                             $    76,007,045           $    69,594,445
                                                                                         ===============           ===============


LIABILITIES
    Deposits:
       Noninterest-bearing                                                               $    18,135,050            $   16,252,693
       Interest-bearing and NOW accounts                                                      17,880,740                16,143,403
       Savings                                                                                12,007,949                11,640,655
       Time deposits $100,000 or greater                                                      10,234,634                 7,553,038
       Other time deposits                                                                    10,881,225                11,734,840
                                                                                         ---------------           ---------------
                Total deposits                                                                69,139,598                63,324,629
    Accrued interest payable                                                                     242,092                   283,988
    Other liabilities                                                                            297,539                   167,484
                                                                                         ---------------           ---------------
                Total liabilities                                                             69,679,229                63,776,101
                                                                                         ---------------           ---------------

Commitments and Contingencies (Note 9)                                                               - -                       - -

STOCKHOLDERS' EQUITY
    Common stock, $4 stated value; authorized 10,000,000 shares, issued and outstanding 677,028 and 667,377 shares
       at December 31, 1999 and 1998, respectively                                             2,708,112                 2,669,508
    Additional paid-in capital                                                                 2,660,086                 2,634,412
    Retained earnings                                                                          1,164,926                   500,663
    Accumulated other comprehensive income (loss)                                               (205,308)                   13,761
                                                                                         ---------------            --------------
                Total stockholders' equity                                                     6,327,816                 5,818,344
                                                                                         ---------------            --------------
                Total liabilities and stockholders' equity                               $    76,007,045            $   69,594,445
                                                                                         ===============            ==============

The Notes to Consolidated Financial Statements are an integral part of these statements.

               CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF EARNINGS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                               1999                      1998
Interest income:
    Interest and fees on loans                                                            $    5,099,751             $   3,917,147
    Deposits in financial institutions                                                           237,930                   252,333
    Federal funds sold                                                                           150,525                   339,565
    Investments                                                                                  487,871                   530,124
                                                                                          --------------             -------------
                Total interest income                                                          5,976,077                 5,039,169
                                                                                          --------------             -------------
Interest expense:
    Demand and savings deposits                                                                  658,543                   700,394
    Time deposits $100,000 or greater                                                            452,145                   433,144
    Other time deposits                                                                          475,152                   560,956
                                                                                          --------------             -------------
                Total interest expense                                                         1,585,840                 1,694,494
                                                                                          --------------             -------------
                Net interest income                                                            4,390,237                 3,344,675

Provision for loan losses                                                                        225,000                    50,000
                                                                                          --------------             -------------

                Net interest income after provision for loan losses                            4,165,237                 3,294,675
                                                                                          --------------             -------------

Other income:
    Customer service fees                                                                        717,947                   518,379
    Gain from sale of loans                                                                      220,275                   285,668
    Gain (loss) from sale of investment securities                                                (2,317)                  119,361
    Other income                                                                                  99,033                    53,944
                                                                                          --------------             -------------
                Total other income                                                             1,034,938                   977,352
                                                                                          --------------             -------------
Other expenses:
    Salaries and wages                                                                         1,697,805                 1,308,016
    Employee benefits                                                                            468,256                   283,060
    Net occupancy expense                                                                        354,295                   314,688
    Other operating expense                                                                    1,631,503                 1,546,075
                                                                                          --------------             -------------
                Total other expenses                                                           4,151,859                 3,451,839
                                                                                          --------------             -------------

                Income before provision for income taxes                                       1,048,316                   820,188

Provision for income taxes                                                                       319,124                   193,000
                                                                                          --------------             -------------
                Net income                                                                $      729,192             $     627,188
                                                                                          ==============             =============
Basic earnings per share                                                                  $         1.09             $         .95
                                                                                          ==============             =============
Diluted earnings per share                                                                $         1.02             $         .88
                                                                                          ==============             =============

The Notes to Consolidated Financial Statements are an integral part of these statements.

               CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                                     ACCUMULATED
                                                                  ADDITIONAL        RETAINED            OTHER
                                                  COMMON            PAID-IN         EARNINGS        COMPREHENSIVE
                                                   STOCK            CAPITAL         (DEFICIT)       INCOME (LOSS)        TOTAL
BALANCE, DECEMBER 31, 1997                     $   2,595,415    $   2,584,054      $    (124,404)   $     97,782     $   5,152,847
                                                                                                                     -------------
   Comprehensive income:
      Net income                                         - -              - -            627,188             - -           627,188
      Change in net unrealized gain
         on investment securities
         available for sale, after
         tax effects                                     - -              - -                - -         (84,021)          (84,021)
                                                                                                                     -------------
           Total comprehensive income                                                                                      543,167
                                                                                                                     -------------
   Stock dividend                                       (415)             415             (2,121)            - -            (2,121)
   Exercise of stock options                          74,508           49,943                - -             - -           124,451
                                               -------------    -------------      -------------    ------------     -------------
BALANCE, DECEMBER 31, 1998                         2,669,508        2,634,412            500,663          13,761         5,818,344
                                                                                                                     -------------
   Comprehensive income:
      Net income                                         - -              - -            729,192             - -           729,192
      Change in net unrealized gain (loss)
         on investment securities
         available for sale, after
         tax effects                                     - -              - -                - -        (219,069)         (219,069)
                                                                                                                     -------------
           Total comprehensive income                                                                                      510,123
                                                                                                                     -------------
   Exercise of stock options                          54,832           37,248                - -             - -            92,080
   Repurchase and retirement of
      common stock and stock
      options                                        (16,228)         (11,574)           (64,929)            - -           (92,731)
                                               -------------    -------------      -------------    ------------     -------------
BALANCE, DECEMBER 31, 1999                     $   2,708,112    $   2,660,086      $   1,164,926    $   (205,308)    $   6,327,816
                                               =============    =============      =============    ============     =============

The Notes to Consolidated Financial Statements are an integral part of these statements.

               CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                                   1999                    1998
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                                $      729,192           $   627,188
    Adjustments to reconcile net income
       to net cash provided by operating activities:
          Depreciation and amortization                                                              231,123               193,488
          Provision for loan losses                                                                  225,000                50,000
          Loss on sale and disposal of equipment                                                         - -                18,869
          Loss on sale of other real estate owned                                                        - -                15,409
          Loss (gain) from sale of investments                                                         2,317              (119,361)
          Gain from sale of loans                                                                   (220,275)             (285,668)
          Amortization of deferred loan fees                                                        (193,231)             (160,624)
          Deferred income tax benefit                                                                (30,421)             (113,360)
          Amortization of premiums on investment
             securities available for sale                                                            35,076                63,820
          Amortization of premiums on investment
             securities held to maturity                                                               7,352                12,528
          Increase in cash surrender value of life insurance                                         (63,366)              (43,745)
          Decrease (increase) in assets:
             Accrued interest receivable                                                             (50,112)              155,181
             Other assets                                                                             88,776              (308,184)
          Increase (decrease) in liabilities:
             Accrued interest payable                                                                (41,896)               12,864
             Other liabilities                                                                       130,055               130,750
                                                                                              --------------        --------------
                    Net cash provided by operating activities                                        849,590               249,155
                                                                                              --------------        --------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Net decrease in interest-bearing
       deposits in financial institutions                                                            492,451               558,727
    Activity in available-for-sale securities:
       Sales                                                                                         258,690             4,581,890
       Maturities, prepayments and calls                                                           1,194,605             2,256,214
       Purchases                                                                                    (968,322)           (4,167,010)
    Activity in held-to-maturity securities:
       Maturities                                                                                    800,000                   - -
       Purchases of Federal Home Loan Bank stock                                                    (210,000)                  - -
    Net increase in loans                                                                        (11,988,502)           (8,434,080)
    Proceeds from sales of other real estate owned                                                    20,870               214,289
    Additions to bank premises and equipment                                                        (202,132)             (290,957)
    Purchase of life insurance                                                                       (35,000)           (1,268,157)
    Proceeds from sale of equipment                                                                   10,312                   - -
                                                                                              --------------        --------------
                    Net cash used in investing activities                                        (10,627,028)           (6,549,084)
                                                                                              --------------        --------------

The Notes to Consolidated Financial Statements are an integral part of these statements.

               CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                                                 1999                   1998
CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in demand and savings deposits                                              $    3,986,988          $   8,193,710
    Net increase in time deposits                                                                 1,827,981              1,474,786
    Cash dividends paid in lieu of fractional shares                                                    - -                 (2,121)
    Payments to acquire common stock and stock options                                              (54,649)                   - -
    Proceeds from exercise of stock options                                                          92,080                124,451
                                                                                             --------------         --------------
                    Net cash provided by financing activities                                     5,852,400              9,790,826
                                                                                             --------------         --------------
                    Net increase (decrease) in cash and cash equivalents                         (3,925,038)             3,490,897

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                   11,305,450              7,814,553
                                                                                             --------------         --------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                                     $    7,380,412         $   11,305,450
                                                                                             ==============         ==============

SUPPLEMENTARY INFORMATION

    Interest paid                                                                            $    1,627,736          $   1,681,630
                                                                                             ==============         ==============

    Income taxes paid                                                                        $      422,710            $   199,000
                                                                                             ==============         ==============


The Notes to Consolidated Financial Statements are an integral part of these statements.

                CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              Centennial First Financial Services (the "Company") was organized in August 1999 to become the holding company for Redlands Centennial Bank (the "Bank"), pursuant to a Plan of Reorganization and Merger Agreement. As part of the reorganization, all of the outstanding shares of the Bank were exchanged for shares of the Company on December 23, 1999. The transaction was accounted for at historical cost in a manner similar to a pooling of interests.

              Redlands Centennial Bank is a California state chartered bank, which provides banking services to individuals and business customers in Redlands and surrounding communities, as well as Small Business Administration loans to customers in Los Angeles and Orange counties.

                  BASIS OF PRESENTATION AND CONSOLIDATION

                  The consolidated financial statements include the accounts of Centennial First Financial Services and its wholly-owned subsidiary, Redlands Centennial Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

                  USE OF ESTIMATES

                  In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for losses on loans, the valuation of foreclosed real estate and the valuation of deferred tax assets.

                  RECLASSIFICATION

                  Certain amounts have been reclassified in the 1998 financial statements to conform with the 1999 financial statement presentation.

                  INTEREST-BEARING DEPOSITS IN FINANCIAL INSTITUTIONS

                  Interest-bearing deposits in financial institutions mature within ten years and are carried at fair market value which approximates cost.

               CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

                  LOANS

                  Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off, generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans.

                  Interest on loans is accrued daily as earned, except when serious doubt concerning collectibility arises, at which time such loans are placed on a nonaccrual basis, and all accrued and uncollected interest income is reversed against current period operations. Interest income on nonaccrual loans is recognized only to the extent of interest payments received.

                  Unearned income on installment loans is recognized as income over the term of the loans using a method that approximates the interest method.

                  Loan origination fees, to the extent they represent reimbursement for initial direct costs, are recognized as income at the time of loan closing. The excess of fees over costs, if any, are deferred and credited to income over the term of the loan using a method which approximates the interest method. Amortization of loan origination fees are included in revenues as an element of interest on loans. If a loan is paid in full, any deferred fees not yet amortized are recognized as income.

                  Loans which are deemed impaired by management are loans whereby it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Losses on impaired loans are measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Larger groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer loans for impairment disclosures.

               CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

                  ALLOWANCE FOR LOAN LOSSES

                  The determination of the allowance for loan losses is based on an analysis of the loan portfolio and evaluation of collateral. The allowance reflects an amount which, in management's judgment, is adequate to provide for estimated loan losses. The allowance is based on estimates, and ultimate losses may vary from the current estimates. Management's judgment in determining the adequacy of the allowance for loan losses is based on evaluations of the collectibility of loans, taking into consideration such factors as changes in the nature and volume of the loan portfolio, adequacy of collateral, current economic conditions which may affect the borrower's ability to pay, overall portfolio quality, and review of specific problem loans. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely.

                  LOAN SERVICING

                  Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into other income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum.

                  PREMISES, EQUIPMENT AND DEPRECIATION

                  Land is carried at cost. Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives on a straight-line basis, which range from five to thirty-nine years.

               CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

                  FORECLOSED REAL ESTATE

                  Foreclosed real estate is held for sale and carried at the lower of cost or fair values less estimated costs to sell and an allowance for losses. Troubled loans are transferred to foreclosed real estate upon completion of formal foreclosure proceedings.

                  Costs relating to development and improvement of foreclosed real estate are capitalized, whereas costs relating to holding property are expensed. The portion of interest costs relating to development of real estate is capitalized.

                  Valuations are periodically performed by management, and an allowance for losses is established through a charge to operations if the carrying value of a property exceeds its fair value, less estimated costs to sell.

                  TRANSFERS OF FINANCIAL ASSETS

                  Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

                  INCOME TAXES

                  Deferred income taxes are recognized for estimated future tax effects attributable to temporary differences between income tax and financial reporting purposes and carry forwards. Valuation allowances are established when necessary to reduce the deferred tax asset to the amount expected to be realized. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted accordingly through the provision for income taxes.

               CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

                  INVESTMENT SECURITIES

                  Debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and recorded at cost. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as "available for sale" and recorded at fair value, with unrealized gains or losses excluded from earnings and reported in other comprehensive income.

                  Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

                  The Bank's investment in its data processing center, Bancdata Solutions, Inc., is recorded at cost and is included in other assets.

                  STOCK COMPENSATION PLANS

                  Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee or a director must pay to acquire the stock. Stock options issued under the Bank's stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. Under the Bank's stock option plan, compensation cost is recognized to the extent that the quoted market price of the stock on the date of grant exceeds the amount that the employee is required to pay. The Bank has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, must make pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied. The pro forma disclosures include the effects of all awards granted on or after January 1, 1995 (see Note 7).

               CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

                  EARNINGS PER SHARE

                  Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.

                  The weighted average number of shares used in the computation of basic earnings per share was 671,676 for 1999 and 658,256 for 1998. The weighted average number of shares used in the computation of diluted earnings per share was 717,688 for 1999 and 712,861 for 1998.

                  STATEMENT OF CASH FLOWS

                  For the purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold.

                  COMPREHENSIVE INCOME

                  Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

                  The components of other comprehensive income are as follows:

                                                                                      1999                    1998
                      Unrealized holding losses on
                         available-for-sale securities                            $   (367,432)           $   (20,673)
                      Reclassification adjustment for (gains)
                         losses realized in income                                       2,317               (119,361)
                                                                                  ------------            -----------

                      Net unrealized losses                                           (365,115)              (140,034)
                      Tax effect                                                       146,046                 56,013
                                                                                  ------------            -----------
                      Net-of-tax amount                                           $   (219,069)           $   (84,021)
                                                                                  ============            ===========

               CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

                  RECENT ACCOUNTING PRONOUNCEMENT

                  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative as follows: (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a foreign currency denominated forecasted transaction, or a net investment in a foreign operation. The Statement generally provides for matching the timing of the recognition of the gain or loss on derivatives designated as hedging instruments with the recognition of the changes in the fair value of the item being hedged. Depending on the type of hedge, such recognition will be in either net income or other comprehensive income. For a derivative not designated as a hedging instrument, changes in fair value will be recognized in net income in the period of change. Management is currently evaluating the impact of adopting this Statement on the consolidated financial statements, but does not anticipate that it will have a material impact.

               CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 2.       INVESTMENT SECURITIES

              The following is a comparison of amortized cost and fair value of investment securities at December 31, 1999 and 1998:

                                                                                       1999
                                                        ------------------------------------------------------------------
                                                            Amortized        Unrealized      Unrealized           Fair
                                                              Cost              Gains          Losses             Value
               Available for sale:
                  Mortgage-backed securities            $     3,722,221     $       - -   $      81,321     $    3,640,900
                  Obligations of States and
                     Local Governments                        4,011,150             - -         258,440          3,752,710
                  U.S. Treasury Obligations                     405,234             - -           5,420            399,814
                                                        ---------------     -----------   -------------     --------------
                                                        $     8,138,605     $       - -   $     345,181     $    7,793,424
                                                        ===============     ===========   =============     ==============
                                                                                       1998
                                                        ------------------------------------------------------------------
                                                            Amortized        Unrealized      Unrealized           Fair
                                                              Cost              Gains          Losses             Value
               Available for sale:
                  Mortgage-backed securities            $     4,671,476     $    12,564   $       7,267     $    4,676,773
                  Obligations of States and
                     Local Governments                        3,582,905          11,414           1,187          3,593,132
                  U.S. Treasury Obligations                     403,587           7,413             - -            411,000
                                                        ---------------     -----------   -------------     --------------
                                                        $     8,657,968     $    31,391   $       8,454     $    8,680,905
                                                        ===============     ===========   =============     ==============
               Held to maturity:
                  Corporate securities,
                     Mortgage-backed                    $       807,352     $     8,058   $         - -     $      815,410
                                                        ===============     ===========   =============     ==============

               CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 2.       INVESTMENT SECURITIES  (CONTINUED)

              The amortized cost and fair value of investment securities available at December 31, 1999, by contractual maturity, are shown below. Expected maturities for mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or retire obligations with or without call or prepayment penalties.

                                                                             Available for Sale
                                                                   -------------------------------------
                                                                       Amortized               Fair
                                                                         Cost                  Value
                           Due within one year                     $       330,499       $       329,291
                           Due after one year                              766,056               735,229
                           Due after five years                          2,456,906             2,296,010
                           Due after ten years                             862,923               791,994
                                                                   ---------------       ---------------

                                                                         4,416,384             4,152,524
                           Mortgage-backed
                               securities                                3,722,221             3,640,900
                                                                   ---------------       ---------------
                                                                   $     8,138,605       $     7,793,424
                                                                   ===============       ===============

              As of December 31, 1999 and 1998, U.S. Treasury Obligations with amortized cost of $405,324 and $403,587 and fair values of $399,814 and $411,000, respectively, were pledged as collateral against the Bank's treasury, tax and loan account.

NOTE 3.       LOANS

              The composition of the Bank's loan portfolio at December 31, 1999 and 1998 is as follows:

                                                                                     1999                   1998
                      Mortgage loans on real estate                           $     27,782,887       $     16,296,965
                      Commercial loans                                              18,686,010             16,674,345
                      Consumer installment loans                                     6,718,898              8,056,125
                                                                              ----------------         --------------
                              Total loans                                           53,187,795             41,027,435
                      Less unearned income                                            (224,466)              (391,069)
                      Less allowance for loan losses                                  (581,430)              (433,475)
                                                                              ----------------       ----------------

                              Net loans                                       $     52,381,899       $     40,202,891
                                                                              ================       ================

               CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 3.       LOANS  (CONTINUED)

              Changes in the allowance for possible loan losses are summarized as follows:

                                                                                       1999                   1998
                  Balance as of January 1                                          $   433,475            $   489,711
                  Provision charged to expense                                         225,000                 50,000
                  Loans charged off                                                    (96,442)              (162,567)
                  Recoveries of loans previously charged-off                            19,397                 56,331
                                                                                   -----------            -----------
                  Balance as of December 31                                        $   581,430            $   433,475
                                                                                   ===========            ===========

              Loans serviced for others are not included in the accompanying statements of condition. The unpaid principal balances of loans serviced for others were $13,234,821 and $8,169,484 at December 31, 1999 and 1998, respectively.

              The balance of capitalized loan servicing rights included in other assets was $109,239 and $69,467 at December 31, 1999 and 1998,
              respectively.

              At December 31, 1999 and 1998, the recorded investment in impaired loans totaled $60,671 and $327,111, respectively. No additional funds are committed to be advanced in connection with impaired loans. Nonaccrual loans totaled $60,671 and $327,111 at December 31, 1999 and 1998, respectively. The interest income that would have been recorded in 1999 and 1998 had the nonaccrual loans performed in accordance with the original terms, would have been approximately $6,000 and $35,000, respectively.

               CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 4.       PREMISES, EQUIPMENT AND ACCUMULATED DEPRECIATION

              Premises, equipment and accumulated depreciation at December 31, 1999 and 1998 consist of the following:

                                                                                        1999                  1998
                      Land                                                          $     132,092         $     132,092
                      Building                                                          1,090,604             1,083,449
                      Equipment, furniture and fixtures                                 1,185,912             1,005,748
                                                                                    -------------         -------------

                                                                                        2,408,608             2,221,289
                      Less accumulated depreciation                                       718,776               492,154
                                                                                    -------------         -------------
                                                                                    $   1,689,832         $   1,729,135
                                                                                    =============         =============

              Total depreciation expense amounted to $231,123 in 1999 and $193,488 in 1998.

              During 1998, the Bank opened a loan office in Santa Ana, California. Pursuant to the terms of the noncancelable operating lease agreement in effect at December 31, 1999, pertaining to this office, future minimum rent commitments under the lease are as follows:

                         2000                                                       $      20,900
                         2001                                                               7,040
                                                                                    -------------
                                                                                    $      27,940
                                                                                    =============

               Total rent expense for the years ended December 31, 1999 and 1998 amounted to $20,385 and $13,230, respectively.

               CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 5.       DEPOSITS

              A summary of time deposits by maturity is as follows:

                                                               December 31, 1999                  December 31, 1998
                                                       ------------------------------     ------------------------------
                                                                            Weighted                           Weighted
                                                                             Average                            Average
                                                             Amount           Rate              Amount           Rate
               Within 1 year                           $     20,165,667       4.99%       $     18,037,102        4.92%
               After 1 year through 3 years                     886,534       6.06                 893,093        6.60
               After 3 years through 5 years                         --         --                 298,000        7.00
               After 5 years                                     63,658       6.45                  59,683        6.45
                                                       ----------------                   ----------------
                                                       $     21,115,859        5.04%      $     19,287,878         5.03%
                                                       ================                   ================


NOTE 6.       RELATED PARTY TRANSACTIONS

              In the ordinary course of business, the Bank has granted loans to certain directors, principal officers, their immediate families, and affiliated companies in which they are principal stockholders. All loans were made under terms which are consistent with the Bank's normal lending policies.

              Aggregate related party loan transactions were as follows:

                                                                                      1999                1998
                      Balance as of January 1                                    $    1,767,443     $     1,327,128
                         Net borrowings (repayments)                                    (93,203)            440,315
                                                                                 --------------     ---------------
                      Balance as of December 31                                  $    1,674,240     $     1,767,443
                                                                                 ==============     ===============

               CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 7.       STOCK DIVIDEND AND STOCK OPTIONS

              During 1998, the Board of Directors approved a 25% stock dividend, accounted for as a stock split, which resulted in the issuance of 132,301 shares.

              The Company has a combined incentive and nonqualified stock option plan which authorizes the issuance of stock options to full-time salaried employees and directors. The incentive portion of the Plan is only available to employees of the Company, while the nonqualified portion is also available to directors of the Company.

              The Company's Board of Directors is responsible for administrating the Plan. Option prices are determined by the Company's directors and must be equal to or greater than the fair market value of the Company's capital stock at the time the option is granted. Options are vested at a rate of 20% a year for five years and expire ten years from the date the options are granted. The maximum number of shares reserved for issuance upon exercise of options under the Plan is 182,440 shares of the Company's capital stock. Options issued have an exercise price ranging from $5.27 to $15.60 per share.

              The following is a summary of the Company's stock option activity for 1999 and 1998:

                                                                        1999                              1998
                                                             --------------------------       --------------------------
                                                                              Weighted                         Weighted
                                                                               Average                          Average
                                                                              Exercise                         Exercise
                                                              Shares            Price          Shares            Price
               Options granted and outstanding
                   at beginning of year                         128,686      $   9.35            105,263       $   9.35
               Stock dividend                                        --            --             26,756             --
               Options granted                                   50,250         15.31             17,600          16.79
               Options canceled                                  (7,675)        15.31             (4,944)         13.51
               Options exercised                                (21,399)         6.78            (15,989)          7.78
                                                             ----------                       ----------

               Options granted and outstanding
                   at end of year                               149,862      $  10.55            128,686       $   8.46
                                                             ==========                       ==========

               Options exercisable at year-end                   87,967         $8.58             87,414          $7.23
               Weighted average fair value of
                  options granted during year                     $5.29                            $4.32

               CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 7.       STOCK DIVIDEND AND STOCK OPTIONS  (CONTINUED)

              Information pertaining to options outstanding at December 31, 1999 is as follows:

                                                        Options Outstanding                        Options Exercisable
                                           --------------------------------------------        --------------------------
                                                              Weighted
                                                               Average         Weighted                          Weighted
                                                              Remaining         Average                           Average
                     Range of                Number          Contractual       Exercise          Number          Exercise
                  Exercise Prices          Outstanding          Life             Price         Exercisable         Price
               $5.27 to $7.85                 49,296           5.1 years     $    6.22             48,739      $    6.22
               $9.16 to $15.60               100,566           8.2 years     $   12.66             39,228      $   11.52
                                          ----------                                            ---------
               Options outstanding
                   at end of year            149,862           7.1 years     $   10.55             87,967         $ 8.58
                                          ==========                                            =========

              The Company applies APB 25 and related interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards under the Plan consistent with the method prescribed by SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                                    Years Ended December 31,
                                                                                      1999            1998
                  Net income:
                     As reported                                                   $   729,192     $   627,188
                     Pro forma                                                         570,977         564,667

                  Basic earnings per share:
                     As reported                                                   $      1.09     $      $.95
                     Pro forma                                                             .85             .86

                  Diluted earnings per share:
                     As reported                                                   $      1.02            $.88
                     Pro forma                                                             .80             .79

               CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 7.       STOCK DIVIDEND AND STOCK OPTIONS  (CONTINUED)

              The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted assumptions used for option grants in 1999 and 1998; no dividend yield or expected volatility for both years; risk-free interest rates of 6.4% for 1999 and 4.6% for 1998 and expected lives of ten years for both years.


NOTE 8.       INCOME TAXES

              The components of the provision for income taxes at December 31, are as follows:

                                                                                    1999              1998
                         Current tax provision:
                             Federal                                            $  244,392       $   216,598
                             State                                                 105,153            89,762
                                                                                ----------       -----------
                                                                                   349,545           306,360
                                                                                ----------       -----------
                         Deferred tax provision:
                             Federal                                               (27,268)          (76,598)
                             State                                                  (3,153)          (36,762)
                                                                                ----------       -----------
                                                                                   (30,421)         (113,360)
                                                                                ----------       -----------
                                                                                $  319,124       $   193,000
                                                                                ==========       ===========

              The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

                                                                                      1999            1998
                         Statutory tax rate                                           34.0%           34.0%
                         Increase (decrease) resulting from:
                             State taxes, net of federal tax benefit                   7.2             7.2
                             Change in valuation allowance                             (.9)           (3.0)
                             Municipal bond income                                    (5.1)           (4.1)
                             Cash surrender value of life insurance                   (2.7)           (2.0)
                             Other, net                                               (2.1)           (8.6)
                                                                                      ----            ----
                         Effective tax rates                                          30.4%           23.5%
                                                                                      ====            ====

               CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 8.       INCOME TAXES  (CONTINUED)

              The components of the net deferred tax asset at December 31, are as follows:

                                                                                   1999              1998
                         Deferred tax assets:
                             Federal                                            $  361,435       $   190,985
                             State                                                  68,892            33,968
                                                                                ----------       -----------
                                                                                   430,327           224,953
                         Valuation allowance                                       (13,475)          (33,474)
                                                                                ----------       -----------
                                                                                   416,852           191,479
                                                                                ----------       -----------
                         Deferred tax liability:
                             Federal                                               (31,187)          (34,666)
                             State                                                  (4,873)           (5,789)
                                                                                ----------       -----------
                                                                                   (36,060)          (40,455)
                                                                                ----------       -----------
                         Net deferred tax asset                                 $  380,792       $   151,024
                                                                                ==========       ===========

              The tax effects of the temporary differences in income and expense items that give rise to deferred taxes at December 31, are as follows:

                                                                                   1999              1998
                         Deferred tax assets:
                             Allowance for loan losses                          $  172,083       $   128,349
                             Cash basis of reporting for tax purposes               10,892            26,781
                             Employee benefit plans                                 39,160            13,525
                             Deferred loan fees                                     62,814            56,298
                             Net unrealized loss on investment
                                securities available for sale                      140,822                --
                             Organizational costs                                    4,556                --
                                                                                ----------       -----------
                                                                                   430,327           224,953
                         Valuation allowance                                       (13,475)          (33,474)
                                                                                ----------       -----------
                                                                                   416,852           191,479
                                                                                ----------       -----------
                         Deferred tax liability:
                             Net unrealized gain on investment
                                securities available for sale                           --            (9,439)
                             Depreciation and amortization                         (27,966)          (24,824)
                             State income taxes                                     (8,094)           (6,192)
                                                                                ----------       -----------
                                                                                   (36,060)          (40,455)
                                                                                ----------       -----------
                         Net deferred tax asset                                 $  380,792       $   151,024
                                                                                ==========       ===========

               CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 9.       COMMITMENTS AND CONTINGENCIES

                  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

                  In the normal course of business, there are various commitments outstanding, such as commitments to extend credit, which are not reflected in the financial statements. At December 31, 1999 and 1998, such commitments included approximately $234,000 and $691,000, respectively, of standby letters of credit and approximately $27,110,000 and $12,789,000, respectively, of undisbursed lines of credit and undisbursed loans in process. The Company's exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

                  OTHER CONTINGENCIES

                  Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company's financial statements.

                  EMPLOYMENT AGREEMENTS AND SPECIAL TERMINATION AGREEMENTS

                  The Bank has entered into employment agreements with several of its key officers. The agreements provide for a specified minimum annual compensation and the continuation of benefits currently received. However, employment under the agreements may be terminated for cause, as defined, without incurring any continuing obligations. The agreements also provide for the establishment of a salary continuation plan to provide benefits to the Bank's president at the age of retirement (Note 12).

                  All of the employment agreements contain special termination clauses which provide for certain lump sum severance payments within a specified period following a "change in control," as defined in the agreements.


NOTE 10.      EMPLOYEE BENEFIT PLAN

              The Bank has a 401(k) savings and retirement plan that includes substantially all employees. The employees attain vesting in the Bank's contribution over six years. Employees may contribute up to 15% of their compensation, subject to certain limits based on federal tax laws. Under the terms of the Plan, the Bank may make matching contributions at the discretion of the Board of Directors. Contributions to the Plan by the Bank amounted to $37,434 and $35,713 for the years ended December 31, 1999 and 1998, respectively.

               CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 11.      CONCENTRATION OF CREDIT RISK

              The Bank services customers in Redlands and surrounding communities and has no concentration of deposits with any one particular customer or industry. At December 31, 1999 and 1998, the Bank had approximately $2,425,000 and $7,530,000, respectively, of Federal funds sold, interest-bearing deposits and noninterest-bearing deposits with its correspondent banks and one other financial institution. At December 31, 1999, approximately 52% of the Bank's loan portfolio consists of mortgage loans on real estate.


NOTE 12. SALARY CONTINUATION PLANS

              During 1998, the Bank established salary continuation plans which provide for payments to the Bank's president and its directors at the age of retirement. Included in other liabilities at December 31, 1999 and 1998, respectively, is approximately $95,000 and $33,000 of deferred compensation related to the salary continuation plans. The plans are funded through life insurance policies that generate a cash surrender value to fund the future benefits. Included in other assets at December 31, 1999 and 1998, respectively, is approximately $1,410,000 and $1,313,000 of life insurance cash surrender value.


NOTE 13. STOCKHOLDERS' EQUITY

                  MINIMUM REGULATORY REQUIREMENTS

                  The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.

               CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 13.      STOCKHOLDERS' EQUITY  (CONTINUED)

                  MINIMUM REGULATORY REQUIREMENTS  (CONTINUED)

                  Quantitative measures established by the regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of December 31, 1999, that the Bank met all capital adequacy requirements to which it is subject. As of December 31, 1999, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank's category. The Bank's actual capital amounts and ratios as of December 31, 1999 and 1998 are as follows:

                                                                                                            Minimum
                                                                                                          To Be Well
                                                                                  Minimum              Capitalized Under
                                                                                  Capital              Prompt Corrective
                                                       Actual                   Requirement            Action Provisions
                                                 -------------------     -----------------------    ----------------------
                                                  Amount      Ratio          Amount       Ratio         Amount      Ratio
                  As of December 31, 1999:
                    Total capital to
                      risk-weighted assets       $7,100,000    11.22%    >=$5,062,000    >=8.00%    >=$6,328,000   >=10.00%
                    Tier 1 capital to
                      risk-weighted assets       $6,519,000    10.30%    >=$2,532,000    >=4.00%    >=$3,797,000    >=6.00%
                    Tier 1 capital to
                      average assets             $6,519,000     8.44%    >=$3,090,000    >=4.00%    >=$3,862,000    >=5.00%

                  As of December 31, 1998:
                    Total capital to
                      risk-weighted assets       $6,300,000    12.37%    >=$4,074,000    >=8.00%    >=$5,092,000   >=10.00%
                    Tier 1 capital to
                      risk-weighted assets       $5,867,000    11.52%    >=$2,037,000    >=4.00%    >=$3,056,000    >=6.00%
                    Tier 1 capital to
                      average assets             $5,867,000     8.52%    >=$2,754,000    >=4.00%    >=$3,443,000    >=5.00%

               CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 14.      CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

              Parent company only information for 1999 is presented for Centennial First Financial Services since its inception in August 1999:


                             STATEMENT OF CONDITION
                                DECEMBER 31, 1999

              ASSETS

                 Cash                                                                                $        3,124
                 Investment in common stock of Redlands Centennial Bank                                   6,324,692
                                                                                                     --------------
                      Total assets                                                                   $    6,327,816
                                                                                                     ==============

              LIABILITIES AND STOCKHOLDERS' EQUITY

                 Liabilities                                                                         $          - -

                 Stockholders' equity:
                 Common stock, $4.00 stated value; 10,000,000 shares authorized;
                    677,028 shares issued and outstanding                                                 2,708,112
                 Additional paid-in-capital                                                               2,660,086
                 Retained earnings                                                                        1,164,926
                 Accumulated other comprehensive loss                                                      (205,308)
                                                                                                     --------------
                      Total stockholders' equity                                                          6,327,816
                                                                                                     --------------
                      Total liabilities and stockholders' equity                                     $    6,327,816
                                                                                                     ==============


                              STATEMENT OF EARNINGS
                         PERIOD ENDED DECEMBER 31, 1999


              Equity in undistributed net income of Redlands Centennial Bank                         $      726,068
              Dividend income from Redlands Centennial Bank                                                  11,000
              Expenses                                                                                       (7,876)
                                                                                                     --------------
                      Net income                                                                     $      729,192
                                                                                                     ==============

               CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 14.      CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY  (CONTINUED)


                             STATEMENT OF CASH FLOWS
                         PERIOD ENDED DECEMBER 31, 1999

              OPERATING ACTIVITIES
                 Net income                                                                          $      729,192
                 Adjustment to reconcile net income to net cash
                    provided by operating activities:
                      Equity in undistributed income of Redlands Centennial Bank                           (726,068)
                                                                                                     --------------
                            Net cash provided by operating activities                                         3,124
                                                                                                     --------------

              FINANCING ACTIVITIES
                 Proceeds from notes payable, related party                                                  10,000
                 Payments on notes payable, related party                                                   (10,000)
                                                                                                     --------------

                            Net cash provided by financing activities                                           - -
                                                                                                     --------------

              Net increase in cash and cash equivalents                                                       3,124

              Cash and cash equivalents, beginning of year                                                      - -
                                                                                                     --------------

              Cash and cash equivalents, end of year                                                 $        3,124
                                                                                                     ==============

              NONCASH INVESTING ACTIVITY

              Exchange of common stock for investment in Redlands Centennial Bank                    $    5,646,369
                                                                                                     ==============

NOTE 15.      FEDERAL HOME LOAN BANK LINE OF CREDIT

              During April 1999, the Bank became a member of the Federal Home Loan Bank of San Francisco (FHLB). The Bank has an available line of credit with the FHLB at an interest rate which is determined daily. Borrowings under the line are limited to eligible collateral. All borrowings from the FHLB are secured by a blanket lien on qualified collateral. There were no outstanding advances at December 31, 1999.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

         The Company had no disagreements with its independent accountants on any matter of accounting principles, practices or financial statement disclosure during 1999 or 1998.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


The following table sets forth the names of, and certain information concerning each director, executive officer and significant employee of the Company (including the Bank) and the persons nominated by the board of directors for election as directors of the Company.

Name and Position with Bank                         Age     Principal Occupation During the Last Five Years
---------------------------                         ---     -----------------------------------------------

Bruce J. Bartells                                   55      Chief Executive Officer and former Chief
  Director since 1999                                         Financial Officer of Wilden Pump &
                                                              Engineering Company, Inc. (formerly
                                                              President and CEO of Soren  McAdams,
                                                              Bartells, CPA's, Inc.).

Carole H. Beswick                                   57      Part owner of Paper Partners, Inc. (formerly a
  Director since 2000                                         councilwoman of the City of Redlands).

James C. Coffin                                     77      President and CEO of C-Y Development Co
  Director since 2000                                         (building and land development).

Irving M. Feldkamp, III, DDS                        54      President/Owner of Hospitality Dental
  Director since 2000                                         Associates and President/Owner of Glen
                                                              Racing Inc.

Larry Jacinto                                       50      President of Larry Jacinto Construction,
  Director since 2000                                         President of Pangahamo Materials, Inc.,
                                                              President of Larry Jacinto Family, President
                                                              of Mentone Enterprises, and Vice President of
                                                              Rancho Las Narajas.

Ronald J. Jeffrey                                   56      Vice  President of Tri-City Acoustics, Inc., a
  Director since 2000                                         specialty subcontracting business and former
                                                              President of Inland Acoustics, Inc.

Name and Position with Bank                         Age     Principal Occupation During the Last Five Years
---------------------------                         ---     -----------------------------------------------

William A. McCalmon                                 54      President and owner of RPM Insurance
  Director since 2000                                         Services, Inc., registered principal of PIM
                                                              Financial Services, Inc. Director of Redlands
                                                              Centennial Bank.

Patrick J. Meyer                                    48      Owner of Urban Environs, a land planning
  Chairman of the Board of the                                consultant business.  Chairman of the Board of
  Company since 1999                                          Redlands Centennial Bank.

Douglas C. Spencer                                  41      President and CEO of Redlands Centennial
  President & CEO, Director of the                            Bank (formerly Senior Vice President/Branch
  Company since 1999                                          former Senior Vice President/Chief Operating
                                                              Officer of Landmark Bank).

Douglas F. Welebir                                  56      President of Welebir, McCune & Jure,
  Director since 2000                                         a professional law corporation.

Roy D. Lewis                                        53      Executive Vice President and Chief Credit
  Executive Vice President & Chief                            Officer of the Bank
  Credit Officer of the Company
  since 1999

Beth Sanders                                        47      Executive Vice President & Chief Financial
  Executive Vice President & Chief                            Officer of the Bank.
  Financial Officer of the Company
  since 1999


         Directors and nominees for the Board of Directors of the Company serve in similar capacities with the Bank.

         No director or executive officer of the Company serves as a director of any company which has a class of securities registered under, or which is subject to the periodic reporting requirements of, the Securities Exchange Act of 1934, or of any company registered as an investment company under the Investment Company Act of 1940.


ITEM 10. EXECUTIVE COMPENSATION

         The response to this Item required by Item 402 of Regulation S-B incorporates by reference the information under the caption "EXECUTIVE COMPENSATION" on pages 8 and 9, "EMPLOYMENT AGREEMENTS" on pages 10 through 13 and "COMPENSATION OF DIRECTORS" on page 13 of the Company's definitive proxy statement filed on March 17, 2000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The response to this Item required by Item 403 of Regulation S-B incorporates by reference the information under the caption "SHAREHOLDINGS OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" on pages 2 through 4 of the Company's definitive proxy statement filed on March 17, 2000.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The response to this Item required by Item 404 of Regulation S-B incorporates by reference the information under the caption "CERTAIN TRANSACTIONS" on page 13 of the Company's definitive proxy statement filed on March 17, 2000.


ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)   EXHIBITS

Item              Description
----              -----------

2                 Plan of Reorganization and Agreement of Merger
                  Dated December 1, 1999
                  Filed as exhibit to Form S-4 dated October 20, 1999
3(i)              Articles of Incorporation
                  Filed as exhibit to Form S-4 dated October 20, 1999
3(ii)             Bylaws
                  Filed as exhibit to Form S-4 dated October 20, 1999
10(ii)(A)         1.  Employment Contract of Douglas C. Spencer, dated September 10, 1997
                  Filed as exhibit to Form S-4 dated October 20, 1999
                  2.  Salary Continuation Agreement of Douglas C. Spencer, dated March 17, 1998
                  Filed as exhibit to Form S-4 dated October 20, 1999
                  3.  Employment Agreement of Roy D. Lewis, dated March 20, 1998
                  Filed as exhibit to Form S-4 dated October 20, 1999
                  4. Employment Agreement of Anne E. Sanders, dated March 20, 1998
                  Filed as exhibit to Form S-4 dated October 20, 1999
                  5.  Redlands Centennial Bank 1990 Stock Option Plan and Addendums
                  Filed as exhibit to Form S-4 dated October 20, 1999
11                Statement Reference Computation of Per Share Earnings
21                Subsidiaries
22                Published report regarding matters submitted to vote
                  See Part I, Item 4 hereof
27                See Part II, Item 7 hereof


(B)   REPORTS ON FORM 8-K

The Company filed no reports on Form 8-K during the last quarter of 1999.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of April 2000.




                                                    By: /s/ Douglas C. Spencer
                                                    ---------------------------
                                                    Douglas C. Spencer
                                                    President and CEO
                                                    Principal Executive Officer
                                                    Director


                                                    By: /s/ Beth Sanders
                                                    ---------------------------
                                                    Beth Sanders
                                                    Chief Financial Officer
                                                    Principal Financial Officer
                                                    Principal Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 11th day of April, 2000.


/s/ Patrick J. Meyer
-----------------------------------
Patrick J. Meyer
Chairman of the Board



/s/ Bruce J. Bartells
-----------------------------------
Bruce J. Bartells
Director


/S/ Douglas C. Spencer
-----------------------------------
Douglas C. Spencer
Director