Form 10QSB
period 2000-03-31
CENTENNIAL FIRST FINANCIAL SERVICES
filed 2000-05-12
CIK 1097081

                                   FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


    /X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                  For the quarterly period ended March 31, 2000

           / / Transition report under Section 13 or 15(d) of the Securities
              Exchange Act of 1934 (No fee required) for the period from
                        ______________ to ______________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock, 673,204 shares (March 31, 2000)

Transitional Small Business Disclosure Format:  Yes   / /      No   /X/

                        FORM 10-QSB CROSS REFERENCE INDEX

                                                                                          PAGE
PART I
ITEM 1            Financial Statements                                                     2-7
ITEM 2            Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                           8-19

PART II
ITEM 1            Legal Proceedings                                                         20
ITEM 2            Changes in Securities and Use of Proceeds                                 20
ITEM 3            Defaults Upon Senior Securities                                           20
ITEM 4            Submission of Matters to a Vote of Security Holders                       20
ITEM 5            Other Information
ITEM 6            Exhibits, Financial Statement Schedules, and Reports on Form 8-K          20
                  Signatures                                                             20-23

               CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                      MARCH 31, 2000 AND DECEMBER 31, 1999

Dollar amounts in thousands

                                                                                               2000                        1999
                                                                                            (UNAUDITED)
ASSETS
    Cash and due from banks                                                                    $  6,279                  $  5,230
    Federal funds sold                                                                            1,300                     2,150
                                                                                               --------                  --------
                Total cash and cash equivalents                                                   7,579                     7,380
    Interest-bearing deposits in financial institutions                                           3,417                     3,612
    Investment securities, available for sale                                                     7,653                     7,793
    Federal Home Loan Bank stock, at cost                                                           210                       210
    Loans, net                                                                                   55,828                    52,382
    Accrued interest receivable                                                                     375                       378
    Premises and equipment, net                                                                   1,602                     1,690
    Other assets                                                                                  2,887                     2,562
                                                                                               --------                  --------

                Total assets                                                                   $ 79,551                  $ 76,007
                                                                                               ========                  ========
LIABILITIES
    Deposits:
       Noninterest-bearing                                                                     $ 17,696                  $ 18,135
       Interest-bearing and NOW accounts                                                         19,552                    17,881
       Savings                                                                                    9,877                    12,008
       Time deposits $100,000 or greater                                                         12,192                    10,235
       Other time deposits                                                                       10,786                    10,881
                                                                                               --------                  --------
                Total deposits                                                                   70,103                    69,140
    Accrued interest payable                                                                        309                       242
    Other liabilities                                                                               256                       297
                                                                                               --------                  --------

                Total liabilities                                                                70,668                    69,679
                                                                                               --------                  --------

    Federal Home Loan Bank borrowings                                                             3,000                       - -
                                                                                               --------                  --------

STOCKHOLDERS' EQUITY
    Common stock, $4 stated value; authorized 10,000,000 shares, issued and outstanding 673,204 and 677,028 shares
       at March 31, 2000 and December 31, 1999, respectively                                      2,693                     2,708
    Additional paid-in capital                                                                    2,895                     2,660
    Retained earnings                                                                               485                     1,165
    Accumulated other comprehensive income (loss)                                                  (190)                     (205)
                                                                                               --------                  --------

                Total stockholders' equity                                                        5,883                     6,328
                                                                                               --------                  --------

                Total liabilities and stockholders' equity                                     $ 79,551                  $ 76,007
                                                                                               ========                  ========

               CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARY

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

Dollars in thousands except for per share amounts

                                                                                      2000                        1999
                                                                                   (UNAUDITED)
Interest income:
    Interest and fees on loans                                                         $1,602                    $1,096
    Deposits in financial institutions                                                     54                        63
    Federal funds sold                                                                     24                        30
    Investments                                                                           108                       136
                                                                                       ------                    ------

                Total interest income                                                   1,788                     1,325
                                                                                       ------                    ------

Interest expense:
    Demand and savings deposits                                                           176                       148
    Time deposits $100,000 or greater                                                     140                        85
    Other time deposits                                                                   146                       145
    Interest expense on borrowed funds                                                     17                       - -
                                                                                       ------                    ------

                Total interest expense                                                    479                       378
                                                                                       ------                    ------

                Net interest income                                                     1,309                       947

Provision for loan losses                                                                 110                        45
                                                                                       ------                    ------

                Net interest income after provision for loan losses                     1,199                       902
                                                                                       ------                    ------

Other income:
    Customer service fees                                                                 155                       147
    Gain from sale of loans                                                                66                        41
    Gain (loss) from sale of investment securities                                        - -                       - -
    Other income                                                                           48                        18
                                                                                       ------                    ------
                Total other income                                                        269                       206
                                                                                       ------                    ------

Other expenses:
    Salaries and wages                                                                    455                       368
    Employee benefits                                                                     203                       140
    Net occupancy expense                                                                  85                        79
    Other operating expense                                                               468                       376
                                                                                       ------                    ------

                Total other expenses                                                    1,211                       963
                                                                                       ------                    ------

                Income before provision for income taxes                                  257                       145

Provision for income taxes                                                                 83                        38
                                                                                       ------                    ------

                Net income                                                             $  174                    $  107
                                                                                       ======                    ======
Basic earnings per share                                                               $  .25                    $  .15
                                                                                       ======                    ======
Diluted earnings per share                                                             $  .23                    $  .14
                                                                                       ======                    ======

               CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999


Dollars in thousands

                                                                                                     ACCUMULATED
                                                                  ADDITIONAL                            OTHER
                                                  COMMON            PAID-IN         RETAINED        COMPREHENSIVE
                                                   STOCK            CAPITAL         EARNINGS        INCOME (LOSS)        TOTAL
BALANCE, DECEMBER 31, 1998                     $       2,669    $       2,634      $         501    $         14          $  5,818

   Comprehensive income:
      Net income                                         - -              - -                107             - -               107
      Change in net unrealized gain
         on investment securities
         available for sale, after
         tax effects                                     - -              - -                - -             (25)              (25)
                                                                                                                     -------------

           Total comprehensive income                                                                                           82
                                                                                                                     -------------
   Exercise of stock options                              12               11                - -             - -                23
                                               -------------    -------------      -------------    ------------     -------------

BALANCE, MARCH 31, 1999                        $       2,681    $       2,645      $         608    $        (11)         $  5,923
                                               =============    =============      =============    ============     =============



BALANCE, DECEMBER 31, 1999                     $       2,708    $       2,660      $       1,165    $       (205)         $  6,328

   Comprehensive income:
      Net income                                         - -              - -                174             - -               174
      Change in net unrealized gain (loss)
         on investment securities
         available for sale, after
         tax effects                                     - -              - -                - -              15                15
                                                                                                                     -------------

           Total comprehensive income                                                                                          189
                                                                                                                     -------------
   Stock and cash dividend                               135              412               (584)            - -               (37)

   Exercise of stock options                              24               16                - -             - -                40

   Repurchase and retirement of
      common stock                                      (174)            (193)              (270)            - -              (637)
                                               -------------    -------------      -------------    ------------      -------------

BALANCE, MARCH 31, 2000                        $       2,693    $       2,895      $         485    $       (190)         $  5,883
(UNAUDITED)                                    =============    =============      =============    =============     =============

               CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

Dollars in thousands

                                                                                                    2000                  1999
                                                                                                (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                                $          174          $        107
    Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                                                   67                    53
          Provision for loan losses                                                                      110                    45
          Gain from sale of loans                                                                        (66)                  (41)
          Amortization of deferred loan fees                                                             (85)                  (32)
          Deferred income tax (provision) benefit                                                        (30)                   48
          Amortization of premiums on investment
             securities available for sale                                                                 3                    11
          Amortization of premiums on investment
             securities held to maturity                                                                 - -                     2
          Increase in cash surrender value of life insurance                                             (11)                  (49)
          Decrease (increase) in assets:
             Accrued interest receivable                                                                   3                   (17)
             Other assets                                                                               (162)                  291
          Increase (decrease) in liabilities:
             Accrued interest payable                                                                     67                     7
             Other liabilities                                                                           (41)                  (51)
                                                                                              --------------        --------------

                    Net cash provided by operating activities                                             29                   374
                                                                                              --------------        --------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net decrease in interest-bearing
       deposits in financial institutions                                                                195                    53
    Net sales, maturities and (purchases) of available-for-sale securities                               162                  (395)
    Net increase in loans                                                                             (3,405)               (2,610)
    Additions to bank premises and equipment                                                            (111)                  (27)
                                                                                              --------------        --------------

                    Net cash used in investing activities                                             (3,159)               (2,979)
                                                                                              --------------        --------------

               CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                                                                    2001                  1999
                                                                                                (UNAUDITED)
Dollars in thousands
CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) in demand and savings deposits                                   $         (899)        $       (2,623)
    Net increase (decrease) in time deposits                                                          1,862                   (270)
    Proceeds from Federal Home Loan Bank borrowings                                                   3,000                    - -
    Cash dividends paid in lieu of fractional shares                                                     (3)                   - -
    Cash dividends paid                                                                                 (34)                   - -
    Payments to acquire common stock and stock options                                                 (637)                   - -
    Proceeds from exercise of stock options                                                              40                     23
                                                                                             --------------         --------------

                    Net cash provided by (used in) financing activities                               3,329                 (2,870)
                                                                                             --------------         --------------

                    Net increase (decrease) in cash and cash equivalents                                199                 (5,475)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                        7,380                 11,305
                                                                                             --------------         --------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                                     $        7,579          $       5,830
                                                                                             ==============          =============

SUPPLEMENTARY INFORMATION

    Interest paid                                                                            $          412          $         371
                                                                                             ==============          =============

    Income taxes paid                                                                        $           90          $         152
                                                                                             ==============          =============

                       CENTENNIAL FIRST FINANCIAL SERVICES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


NOTE 1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              The unaudited consolidated financial information included herein has been prepared in conformity with the accounting principles and practices in Centennial First Financial Services Corporation's ("the Company") consolidated financial statements included in the Annual Report for the year ended December 31, 1999. The accompanying interim consolidated financial statements contained herein are unaudited. However, in the opinion of the Company, all adjustments, consisting of normal recurring items necessary for a fair presentation of the operating results for the periods shown, have been made. The results of operations for the three months ended March 31, 2000 may not be indicative of operating results for the year ending December 31, 2000. Certain prior year and prior quarter amounts have been reclassified to conform to current classifications. Cash and cash equivalents consist of cash, due from banks, and federal funds sold.

NOTE 2.       EARNINGS PER SHARE

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

              The weighted average number of shares used in the computation of basic earnings per share was 705,281 for the three months ended March 31, 2000 and 701,114 for the three months ended March 31, 1999. The weighted average number of shares used in the computation of diluted earnings per share was 758,074 for the three months ended March 31, 2000 and 755,886 for the three months ended March 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Centennial First Financial Services (the "Company") is the holding company for Redlands Centennial Bank in Redlands, California. This discussion focuses primarily on the results of operations of the Company on a consolidated basis for the three months ended March 31, 2000 and the financial condition of the Company as of that date.

The following discussion presents information pertaining to the financial condition and results of operations of the Company and its subsidiary and should be read in conjunction with the financial statements and notes thereto presented in this 10-QSB. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

Certain matters discussed in this report are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the competitive environment and its impact on the Company's net interest margin, changes in interest rates, asset quality risks, concentrations of credit and the economic health of the San Bernardino Area and Southern California, volatility of rate sensitive deposits, asset/liability matching risks, the dilutive impact which might occur upon the issuance of new shares of common stock and liquidity risks. Therefore, the matters set forth below should be carefully considered when evaluating the Company's business and prospects. For additional information concerning these risks and uncertainties, please refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

                                    OVERVIEW

                                EARNINGS SUMMARY

The Company reported net income of $174,000, or $0.25 per share basic and $0.23 per share diluted, for the first quarter of 2000. This compares to net income of $107,000, or $0.15 per share basic and $0.14 per share diluted, for the same period in 1999. Growth in average loans as a percentage of earning assets continued to positively impact the net interest margin during the three months ended March 31, 2000.

Return on average assets and return on average equity for the first quarter of 2000 were 0.95% and 11.87%, respectively, as compared to 0.66% and 7.65%, respectively, for the same period of 1999.

                            LOANS HELD FOR INVESTMENT

Net loans held for investment increased by $3.4 million, or 6.6%, during the first three months of 2000 as demand for commercial, real estate construction and development loans increased. The following table sets forth the amount of total loans outstanding by category as of the dates indicated (dollar amounts in thousands):

                                                    March 31, 2000             December 31, 1999
Real estate loans
    Construction and development             $   16,857       29.68%       $   15,248      28.70%
Mortgage loans                                   13,165       23.18%           12,533      23.60%
Commercial loans                                 20,228       35.62%           18,686      35.10%
Automobile loans                                  2,299        4.05%            2,468       4.60%
Indirect loans                                    1,632        2.87%            1,845       3.50%
Equity loans                                      1,089        1.92%              876       1.60%
Consumer and other loans                          1,523        2.68%            1,531       2.90%
                                             ----------     -------        ----------   --------

                                                 56,793      100.00%           53,187     100.00%

Unearned income                                    (275)                        (224)

Allowance for loan losses                          (690)                        (581)
                                               --------                    ---------

                                               $ 55,828                    $  52,382
                                               ========                    =========

In the normal practice of extending credit, the Company accepts real estate collateral on loans that have primary sources of repayment from commercial operations. The total amount of loans secured by real estate equaled $36 million, or 64.0% of the total portfolio as of March 31, 2000. Due to the Company's limited marketing area, its real estate collateral is primarily concentrated in the San Bernardino Area and Southern California. The Company believes that its prudent underwriting standards for real estate secured loans provide an adequate safeguard against declining real estate prices that may affect a borrower's ability to liquidate the property and repay the loan. However, no assurance can be given that real estate values will not decline and impair the value of the security for loans held by the Company.

The Company focuses its portfolio lending on commercial, real estate, and construction loans. The performance of commercial loans is generally dependent upon future cash flows from business operations including the sale of products, merchandise and services. The successful completion or operation of real estate projects is dependent upon future sales. Risks attributable to such loans can be significantly increased, often to a greater extent than other loans, by regional economic factors and real estate prices.

                              NONPERFORMING ASSETS

The Company carefully monitors the quality of its loan portfolio and the factors that affect it, including regional economic conditions, employment stability, and real estate values. The accrual of interest on loans is discontinued when the payment of principal or interest is considered to be in doubt, or when a loan becomes contractually past due by 90 days or more with respect to principal or interest, except for loans that are well secured and in the process of collection.

As of March 31, 2000, the Company had non-performing assets in the amount of $509,000, of which $304,000 represented one non-accrual loan. The Company had no loans 90 days or more past due and still accruing at March 31, 2000. The following table sets forth the balance of non-performing assets as of the dates indicated (dollar amounts in thousands):

                                               December 31, 1999               March 31, 2000
Nonaccrual loans                                      $   61                        $  509
Loans 90 days or more past due
     and still accruing                                  215                           - -
                                                      ------                        ------

                                                         276                           509
                                                      ------                        ------

As a percent of total loans                             0.52%                         0.90%
As a percent of total assets                            0.36%                         0.64%

The increase in non-performing assets was due primarily to one large loan classified as a non-accrual loan at March 31, 2000.


                            ALLOWANCE FOR LOAN LOSSES

The Company maintains an allowance for loan losses ("ALL"), which is reduced by credit losses and increased by credit recoveries, and provisions to the ALL charged against operations. Provisions to the ALL and the total of the ALL are based, among other factors, upon the Company's credit loss experience, current and projected economic conditions, the performance of loans within the portfolio, evaluation of loan collateral value, and the prospects or worth of respective borrowers and guarantors.

In determining the adequacy of its ALL and after carefully analyzing each loan individually, the Company segments its loan portfolio into pools of homogeneous loans that share similar risk factors. Each pool is given a risk assessment factor that largely reflects the expected future losses from each category. These risk assessment factors change as economic conditions shift and actual loan losses are recorded. As of March 31, 2000, the ALL of $690,000, or 1.22% of total loans was determined by management to be adequate against foreseeable future losses. No assurance can be given that non-performing loans will not increase or that future losses will not exceed the amount of the ALL.

The following table summarizes, for the periods indicated, loan balances at the end of each period and average balances during the period, changes in the ALL arising from credit losses, recoveries of credit losses previously incurred, additions to the ALL charged to operating expense, and certain ratios relating to the ALL (dollar amounts in thousands):

                                                                                  At and for the
                                                              At and for the       Three Months
                                                                Year Ended             Ended
                                                               December 31,          March 31,
                                                                   2000                2000
BALANCES:
    Average loans during the period                           $    46,978           $    55,816
    Loans at end of period                                         53,186                56,793

ALLOWANCE FOR LOAN LOSSES
    Balance at beginning of period                                    433                   581
    Actual credit losses:
       Commercial                                                     (13)                  - -
       Consumer                                                       (83)                   (6)
                                                              -----------           -----------

                Total                                                 (96)                   (6)
                                                              -----------           -----------

    Actual credit recoveries:
       Commercial                                                      14                   - -
       Consumer                                                         5                     5
                                                              -----------           -----------

                Total                                                  19                     5
                                                              -----------           -----------

    Net credit (losses) recoveries                                    (77)                   (1)

    Provision charged to expense                                      225                   110

    Balance at end of period                                  $       581           $       690

RATIOS:
Net credit losses (recoveries) to average loans                      0.16%                 0.00%
Allowance for loan losses to loans at end of period                  1.09%                 1.22%
Net credit losses (recoveries) to beginning of period
    allowance for loan losses                                       17.78%                 0.17%

The Company provided $110,000 to the allowance for loan losses during the first quarter of 2000 and $45,000 was made during the first quarter of 1999. The $110,000 provision in the first quarter of 2000 was recorded as a prudent measure, based upon growth in the loan portfolio.

The following table sets forth the allocation of the ALL as of the dates indicated (dollar amounts in thousands):

                                        December 31, 1999                 March 31, 2000

                                                  % of Category                    % of Category
                                                    to Total                         to Total
                                       ALL            Loans              ALL           Loans
Commercial loans                     $  304          52.32%            $  183         26.52%
Real estate loans                       204          35.11%               282         40.87%
Consumer loans                           73          12.56%                35          5.07%
Not allocated                           - -           0.00%               190         27.54%
                                     ------        -------             ------       -------

                                     $  581         100.00%            $  690        100.00%
                                     ======        =======             ======       =======

The allowance is available to absorb losses from all loans, although allocations have been made for certain loans and loan categories. The allocation of the allowance as shown above should not be interpreted as an indication that charge-offs in future periods will occur in these amounts or proportions, or that the allocation indicates future charge-off trends. In addition to the most recent analysis of individual loans and pools of loans, management's methodology also places emphasis on historical loss data, delinquency and non-accrual trends by loan classification category and expected loan maturity. This analysis, management believes, identifies potential losses within the loan portfolio and therefore results in allocation of a large portion of the allowance to specific loan categories.


                                   INVESTMENTS

The following tables set forth the amortized cost and approximate market value of investment securities as of the dates indicated (dollar amounts in thousands):

                                                                           March 31, 2000

                                                        Amortized     Unrealized    Unrealized        Fair
                                                          Cost           Gains        Losses         Value
Available for sale:
Mortgage-backed securities                             $   3,551       $  - -         $    83       $3,468
Obligations of states and local governments                4,015          - -             228        3,787
U.S. Treasury Obligations                                    404          - -               6          398
Federal Home Loan Bank stock                                 210          - -             - -          210
                                                       ---------       ------         -------     --------

                                                       $   8,180       $  - -         $   317     $  7,863
                                                       =========       ======         =======     ========

                                                                          December 31, 1999

                                                        Amortized     Unrealized    Unrealized        Fair
                                                          Cost           Gains         Losses         Value
Available for sale:
Mortgage-backed securities                             $   3,722       $  - -         $    81       $3,641
Obligations of states and local governments                4,011          - -             258        3,753
U.S. Treasury Obligations                                    405          - -               6          399
Federal Home Loan Bank stock                                 210          - -             - -          210
                                                       ---------       ------         -------     --------

                                                       $   8,348       $  - -         $   345     $  8,003
                                                       =========       ======         =======     ========

                            DEPOSITS/OTHER BORROWINGS

Total consolidated deposits increased by $971,000 during the three months ended March 31, 2000.

Rates paid on deposits increased during the three months ended March 31, 2000 contributing to the increase in the cost of funds of interest bearing deposits to 3.54% during the three months ended March 31, 2000 from 3.29% for the year ended December 31, 1999. The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated (dollar amount in thousands):

                                                             Year Ended                   Three Months Ended
                                                          December 31, 1999                 March 31, 2000

                                                        Average        Average            Average       Average
                                                         Balance        Rate              Balance        Rate
Interest Bearing Liabilities:
Demand deposits                                      $    15,059          - -         $    18,213         - -

Interest bearing demand deposits                           9,578        1.13%               9,262        1.12%
Money market deposits                                      6,375        2.76%              10,049        3.18%
Savings deposits                                          11,308        2.72%              10,705        2.62%
Time deposits of $100,000 or more                          7,120        4.78%              10,845        5.16%
Time deposits under $100,000                              11,621        4.99%              11,302        5.17%
                                                     -----------       -----          -----------       -----

Total interest-bearing deposits                           46,002        3.29%              52,163        3.54%
                                                     -----------       -----          -----------       -----

                                                     $    61,061        2.48%         $    70,376        2.63%
                                                     ===========       =====          ===========       =====

The following table sets forth the time remaining to maturity of the Company's time deposits in amounts of $100,000 or more (in thousands):

                                                  December 31, 1999               March 31, 2000
Three months or less                                  $    3,183                     $    3,774
After three months to six months                           1,048                          5,152
After six months to one year                               5,904                          3,166
After one year                                               100                            100
                                                      ----------                     ----------

Total                                                 $   10,235                     $   12,192
                                                      ==========                     ==========

                              RESULTS OF OPERATIONS

                     NET INTEREST INCOME/NET INTEREST MARGIN

Net interest income for the quarter ended March 31, 2000 was $1,309,000, an increase of 38.2% over the net interest income of $947,000 during the same period of 1999. The increase was primarily due to the growth in average loans, largely due to improved economic conditions in the Company's market areas.

The following table sets forth average assets, liabilities, and shareholders' equity; the amount of interest income or interest expense; and the average yield or rate for each category of interest-bearing assets and interest-bearing liabilities and the net interest margin (net interest income divided by average earning assets) for the periods indicated (dollar amounts in thousands):

                                                                         Quarter ended March 31,
                                                              2000                               1999

                                                            Interest    Average                  Interest    Average
                                                 Average     Earned/   Interest      Average      Earned/   Interest
                                                 Balance      Paid       Rate        Balance       Paid       Rate
Interest-Earning Assets:
Federal funds sold                             $   1,758    $      24     5.46     $    2,914     $     30     4.12
Interest-bearing deposits in
   financial institutions                          3,583           54     6.03          4,126           63     6.11
Investment securities                              7,698          108     5.61          9,946          136     5.47
                                               ---------    ---------     ----     ----------     --------     ----

         Total investments                        13,039          186     5.71         16,986          229     5.39

Loans                                             55,545        1,602    11.54         41,752        1,096    10.50
                                               ---------    ---------   ------     ----------     --------   ------

         Total interest earning assets         $  68,584    $   1,788    10.43     $   58,738     $  1,325     9.02
                                               =========    =========   ======     ==========     ========   ======

                                                                         Quarter ended March 31,
                                                              2000                               1999

                                                            Interest    Average                  Interest    Average
                                                 Average     Earned/   Interest      Average      Earned/   Interest
                                                 Balance      Paid       Rate        Balance       Paid       Rate
Interest Bearing Liabilities:
Demand deposits                                $  18,213    $     - -      - -     $   15,059     $    - -       - -

Interest bearing demand deposits                   9,262           26     1.12          9,578           27     1.13
Money market deposits                             10,049           80     3.18          6,375           44     2.76
Savings deposits                                  10,705           70     2.62         11,308           77     2.72
Time deposits of $100,000 or more                 10,845          140     5.16          7,120           85     4.78
Time deposits under $100,000                      11,302          146     5.17         11,621          145     4.99
                                               ---------    ---------   ------     ----------     --------   ------

         Total deposits                           70,376          462     2.63         61,061          378     2.48

Other borrowings                                   1,116           17     6.09            - -          - -       - -
                                               ---------    ---------   ------     ----------     --------   -------

         Total deposits and other
             borrowings                        $  71,492    $     479     2.68     $   61,061     $    378     2.48
                                               =========    =========   ======     ==========     ========   ======

Net interest income                                         $   1,309              $      947
                                                            =========              ==========

Net interest margin                                                       7.75                                 6.55
                                                                        ======                               ======

The net interest margin increased to 7.75% during the first quarter of 2000 from 6.55% in the same quarter of 1999. The increase was primarily attributable to growth in average loans as a percentage of earning assets. The increase in average loans was largely due to the improved economic conditions in the Company's market areas.

The following table presents the dollar amount of changes in interest earned and interest paid for each major category of interest-earning asset and interest-bearing liability and the amount of change attributable to average balances (volume) fluctuations and average rate fluctuations. The variance attributable to both balance and rate fluctuations is allocated to a combined rate/volume variance (dollar amounts in thousands):

                                                            Quarter Ended March 31, 2000 Compared to
                                                                  Quarter Ended March 31, 1999

                                                              Increase (decrease) due to change in:

                                                          Average             Average
                                                          Volume                Rate            Total
INCREASE (DECREASE) IN INTEREST INCOME
    Federal funds sold                                  $     (54)         $      48         $    (6)
    Interest-bearing deposits in
      financial institutions                                  (39)                30              (9)
    Investment securities                                    (135)               107             (28)
    Loans                                                   1,324               (818)            506
                                                        ---------          ---------         -------

         Total                                              1,096               (633)            463
                                                        ---------          ---------         -------

INCREASE (DECREASE) IN INTEREST EXPENSE
    Interest bearing demand deposits                           (3)                 2              (1)
    Money market deposits                                      99                (63)             36
    Savings deposits                                          (12)                 5              (7)
    Time deposits of $100,000 or more                         190               (135)             55
    Time deposits under $100,000                                5                 (4)              1
    Other borrowings                                           17                - -              17
                                                        ---------          ---------         -------

         Total                                                296               (195)            101
                                                        ---------          ---------         -------

TOTAL CHANGE IN NET INTEREST INCOME                     $     800          $    (438)        $   362
                                                        =========          =========         =======

                               NONINTEREST INCOME

The following table summarizes non-interest income for the periods indicated and expresses the amounts as a percentage of average assets (dollar amounts in thousands):

                                                                Three Months Ended
                                                       March 31, 2000          March 31, 1999
Components of Noninterest Income
    Gain on sale of loans                                  $    66                  $   41
    Service fees on deposit accounts                           132                     133
    Loan Servicing fees                                         23                      14
    Other                                                       48                      18
                                                           -------                  ------

                                                           $   269                  $  206
                                                           =======                  ======

                                                                Three Months Ended
                                                       March 31, 2000          March 31, 1999
As a percent of average assets (annualized)
    Gain on sale of loans                                       .34%              .24%
    Service fees on deposit accounts                            .67%              .44%
    Loan servicing fees                                         .12%              .08%
    Other                                                       .24%              .46%
                                                              -----             -----

                                                               1.37%             1.23%
                                                              =====             =====

                              NONINTEREST EXPENSES

The following table summarizes non-interest expenses and the associated ratios to average assets for the periods indicated (dollar amounts in thousands):

                                                                Three Months Ended
                                                       March 31, 2000          March 31, 1999
Components of Noninterest Expense
    Salaries                                              $    455                  $  368
    Employee benefits                                          203                     140
    Occupancy expense                                           38                      40
    Furniture and equipment expense                             48                      39
    Professional services                                      101                      87
    Stationary and supplies                                     36                      27
    Promotional expenses                                        35                      29
    Data processing fees                                       117                     112
    Regulatory assessments                                       7                       7
    Other                                                      171                     114
                                                          --------                  ------

         Total other expenses                             $  1,211                  $  963
                                                          ========                  ======

As a percent of average assets (annualized)
    Salaries                                                 2.32%                    2.19%
    Employee benefits                                        1.03%                     .83%
    Occupancy expense                                         .19%                     .24%
    Furniture and equipment expense                           .24%                     .23%
    Professional services                                     .51%                     .52%
    Stationary and supplies                                   .18%                     .16%
    Promotional expenses                                      .18%                     .17%
    Data processing fees                                      .60%                     .67%
    Regulatory assessments                                    .04%                     .04%
    Other                                                     .87%                     .68%
                                                          --------                  ------
                                                             6.16%                    5.73%
                                                          =======                   ======

                                    LIQUIDITY

Liquidity is the Company's ability to absorb fluctuations in deposits while simultaneously providing for the credit needs of its borrowers. The objective in liquidity management is to balance the sources and uses of funds. Primary sources of liquidity for the Company include payments of principal and interest on loans and investments, proceeds from the sale or maturity of loans and investments, growth in deposits, and other borrowings. The Company holds overnight federal funds as a cushion for temporary liquidity needs. During the three months ended March 31, 2000 federal funds sold averaged $1.8 million, or 2.2% of total assets. In addition to its federal funds, the Company maintains various lines of credit with correspondent banks, and the Federal Home Loan Bank of San Francisco.

At March 31, 2000, the Company had cash, time deposits with banks, federal funds sold, and unpledged investment securities of approximately $15.4 million, or 19.4% of total assets. This represented all available liquid assets.

Several methods are used to measure liquidity. One method is to measure the balance between loans and deposits (gross loans divided by total deposits). In general, the closer this ratio is to 100%, the more reliant an institution becomes on its illiquid loan portfolio to absorb temporary fluctuations in deposit levels. At March 31, 2000, the loan-to-deposit ratio was 79.6% as compared to 75.7% at December 31, 1999.

As of March 31, 1999, the Company had no material commitments that were expected to adversely impact liquidity.


                           ASSET/LIABILITY MANAGEMENT

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

The Bank monitors its interest rate risk on a quarterly basis through the use of a model, which calculates the effect on earnings of changes in the prevailing market interest rate. The model converts a prevailing market interest rate change into rate changes for each major class of asset and liability, then simulates the bank's net interest margin based on the bank's actual repricing over a one year period, assuming that maturities are reinvested in instruments identical to those maturing during the period. At March 31, 2000, assuming the effect of a 2% increase or decrease in prevailing market interest rates, the increase in economic value of equity was approximately $3,333,000 and $5,918,000, respectively. This represents a net portfolio value ratio of 11.14% and 13.76%, respectively, as compared to the Bank's net portfolio value ratio of 7.41% at March 31, 2000. The net portfolio value ratio represents the effect of a 2% increase or decrease in prevailing market interest rates of total stockholders equity divided by total assets. These forecasted results fall within the Bank's asset/liability policy guidelines of 7% to 20%.

The Company has no sources of revenues or liquidity other than dividends, tax equalization payments or management fees from the Bank. The ability of the Bank to pay such items to the Company is subject to limitations under state and Federal law.


                                CAPITAL RESOURCES

The principal source of capital for the Company is and will continue to be the retention of operating profits. The ratios of average equity to average assets for the periods indicated are set forth below.


                         Year Ended                Three Months Ended
                      December 31, 1999              March 31, 2000
                            8.26%                         7.67%

Regulatory authorities have issued guidelines to implement risk-based capital requirements. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Total capital is classified into two components: Tier 1 (primarily shareholder's equity) and Tier 2 (supplementary capital including allowance for possible credit losses, certain preferred stock, eligible subordinated debt, and other qualifying instruments). The guidelines require that total capital be 8% of risk-based assets, of which at least 4% must be Tier 1 capital. As of March 31, 2000, the Company's total capital ratio was 10.94% and its Tier 1 capital ratio was 9.80%. In addition, the Company, under the guidelines established for adequately capitalized institutions, must also maintain a minimum leverage ratio (Tier 1 capital divided by total assets) of 4%. As of March 31, 2000, the Company's leverage ratio was 7.49%. It is the Company's intention to maintain risk-based capital ratios at levels characterized as "well-capitalized" for banking organizations: Tier 1 risk-based capital of 6 percent or above and total risk-based capital at 10 percent or above.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In January 2000, the Company paid 5 cents per share cash dividend plus a 5 percent stock dividend to shareholders of record January 10, 2000.

In February 2000, the Company repurchased 43,500 shares of its common stock for approximately $636,000 to better leverage its capital and improve earnings per share to its shareholders.

In February 2000, the Company's subsidiary, Redlands Centennial Bank, formed and funded an Employee's Stock Ownership Plan (ESOP) with $100,000 (Exhibit 10(i)). The ESOP purchased 6,150 shares for approximately $90,000.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


ITEM 5.  OTHER INFORMATION

Subsequent to quarter-end, on April 1, 2000, the Company's subsidiary, Redlands Centennial Bank sold its 23 percent interest in BancData Solutions, Inc. (BDS), a bank service corporation providing item and data processing services to 19 California banks. Gross profit from the sale totaled approximately $906,000. Management intends to use approximately $400,000 of the proceeds to boost the ALL and other reserves. The balance of the gain on sale of subsidiary will flow to retained earnings.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A) EXHIBITS


Item              Description
----              -----------
2                 Plan of Reorganization and Agreement of Merger
                  Dated December 1, 1999
                  Filed as exhibit to Form S-4 dated October 20, 1999
3(i)              Articles of Incorporation
                  Filed as exhibit to Form S-4 dated October 20, 1999


Item              Description
----              -----------
3(ii)             Bylaws
                  Filed as exhibit to Form S-4 dated October 20, 1999
10(i)             Plan document for the Redlands Centennial Bank Employee Stock
                  Ownership Plan
10(ii)(A)         1.  Employment Contract of Douglas C. Spencer, dated September 10, 1997
                  Filed as exhibit to Form S-4 dated October 20, 1999
                  2. Salary Continuation Agreement of Douglas C. Spencer, dated March 17, 1998
                  Filed as exhibit to Form S-4 dated October 20, 1999
                  3. Employment Agreement of Roy D. Lewis, dated March 20, 1998
                  Filed as exhibit to Form S-4 dated October 20, 1999
                  4. Employment Agreement of Anne E. Sanders, dated March 20, 1998
                  Filed as exhibit to Form S-4 dated October 20, 1999
                  5. Redlands Centennial Bank 1990 Stock Option Plan and Addendums
                  Filed as exhibit to Form S-4 dated October 20, 1999
27                Financial Data Schedule

(B) REPORTS ON FORM 8-K

The Company filed no reports on Form 8-K during the first quarter of 2000.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTENNIAL FIRST FINANCIAL SERVICES
(REGISTRANT)



Date:  May 10, 2000                /s/ Beth Sanders
                                   ---------------------------------------
                                   Beth Sanders
                                   Chief Financial Officer
                                   (Principal Accounting Officer and officer
                                      authorized to sign on behalf of the
                                      registrant)