Form 10QSB
period 2000-06-30
CENTENNIAL FIRST FINANCIAL SERVICES
filed 2000-08-04
CIK 1097081

                                   FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


    /X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                  For the quarterly period ended June 30, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock, 672,744 shares (June 30, 2000)

Transitional Small Business Disclosure Format:  Yes   / /      No   /X/

                        FORM 10-QSB CROSS REFERENCE INDEX

                                                                                                                   PAGE
                                                                                                                   ----
PART I

ITEM 1            Financial Statements                                                                              2-7
ITEM 2            Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                                    8-21

PART II

ITEM 1            Legal Proceedings                                                                                  22
ITEM 2            Changes in Securities and Use of Proceeds                                                          22
ITEM 3            Defaults Upon Senior Securities                                                                    22
ITEM 4            Submission of Matters to a Vote of Security Holders                                                22
ITEM 5            Other Information                                                                                  22
ITEM 6            Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                   23
                  Signatures                                                                                      23-25

               CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                       JUNE 30, 2000 AND DECEMBER 31, 1999


Dollar amounts in thousands

                                                                                                2000                 1999
                                                                                              ----------          ---------
                                                                                             (UNAUDITED)
ASSETS
    Cash and due from banks                                                                   $    7,929          $   5,230
    Federal funds sold                                                                             9,700              2,150
                                                                                              ----------          ---------
                Total cash and cash equivalents                                                   17,629              7,380

    Interest-bearing deposits in financial institutions                                            3,212              3,612
    Investment securities, available for sale                                                      7,492              7,793
    Federal Home Loan Bank stock, at cost                                                            210                210
    Loans, net                                                                                    55,006             52,382
    Accrued interest receivable                                                                      431                378
    Premises and equipment, net                                                                    1,842              1,690
    Other assets                                                                                   2,196              2,562
                                                                                              ----------          ---------
                Total assets                                                                  $   88,018          $  76,007
                                                                                              ==========          =========

LIABILITIES
    Deposits:
       Noninterest-bearing                                                                    $   20,856          $  18,135
       Interest-bearing and NOW accounts                                                          21,371             17,881
       Savings                                                                                    11,620             12,008
       Time deposits $100,000 or greater                                                          15,598             10,235
       Other time deposits                                                                        11,388             10,881
                                                                                              ----------          ---------
                Total deposits                                                                    80,833             69,140
    Accrued interest payable                                                                         372                242
    Other liabilities                                                                                749                297
                                                                                              ----------          ---------

                Total liabilities                                                                 81,954             69,679
                                                                                              ----------          ---------

    Federal Home Loan Bank borrowings                                                                - -                - -
                                                                                              ----------          ---------

STOCKHOLDERS' EQUITY
    Common stock, $4 stated value; authorized 10,000,000 shares, issued and outstanding 672,744 and 677,028 shares
       at June 30, 2000 and December 31, 1999, respectively                                        2,691              2,708
    Additional paid-in capital                                                                     2,885              2,660
    Retained earnings                                                                                705              1,165
    Accumulated other comprehensive loss                                                            (217)              (205)
                                                                                              ----------          ---------

                Total stockholders' equity                                                         6,064              6,328
                                                                                              ----------          ---------

                Total liabilities and stockholders' equity                                    $   88,018          $  76,007
                                                                                              ==========          =========

                                                       - 2 -

               CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARY

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Dollars in thousands except for per share amounts
                                                                           THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                                JUNE 30,                          JUNE 30,
                                                                         2000              1999             2000            1999
                                                                       ---------        ---------         ---------      ---------
                                                                               (UNAUDITED)                        (UNAUDITED)
Interest income:
    Interest and fees on loans                                         $   1,709        $   1,212         $   3,311      $   2,308
    Deposits in financial institutions                                        49               61               103            124
    Federal funds sold                                                        83               27               107             57
    Investments                                                              107              129               215            265
                                                                       ---------        ---------         ---------      ---------

                Total interest income                                      1,948            1,429             3,736          2,754
                                                                       ---------        ---------         ---------      ---------

Interest expense:
    Demand and savings deposits                                              178              144               354            292
    Time deposits $100,000 or greater                                        176              122               316            207
    Other time deposits                                                      165              117               311            262
    Interest expense on borrowed funds                                        29              - -                46            - -
                                                                       ---------        ---------         ---------      ---------

                Total interest expense                                       548              383             1,027            761
                                                                       ---------        ---------         ---------      ---------

                Net interest income                                        1,400            1,046             2,709          1,993

Provision for loan losses                                                    470               45               580             90
                                                                       ---------        ---------         ---------      ---------

                Net interest income after provision for loan losses          930            1,001             2,129          1,903
                                                                       ---------        ---------         ---------      ---------

Other income:
    Customer service fees                                                    142               90               274            164
    Gain from sale of loans                                                  116               29               181             68
    Loss from sale of investment securities                                  - -               (2)              - -             (2)
    Gain on sale of investment in BancData Solutions                         906              - -               906            - -
    Other income                                                              75               86               148            179
                                                                       ---------        ---------         ---------      ---------
                Total other income                                         1,239              203             1,509            409
                                                                       ---------        ---------         ---------      ---------

Other expenses:
    Salaries and wages                                                       543              429             1,000            804
    Employee benefits                                                        254              106               454            239
    Net occupancy expense                                                    103               90               188            169
    Other operating expense                                                  931              375             1,401            751
                                                                       ---------        ---------         ---------      ---------

                Total other expenses                                       1,831            1,000             3,043          1,963
                                                                       ---------        ---------         ---------      ---------

                Income before provision for income taxes                     338              204               595            349

Provision for income taxes                                                   118               65               201            103
                                                                       ---------        ---------         ---------      ---------

                Net income                                             $     220        $     139         $     394      $     246
                                                                       =========        =========         =========      =========

Basic earnings per share                                               $     .33        $     .21         $     .58      $     .36
                                                                       =========        =========         =========      =========

Diluted earnings per share                                             $     .29        $     .19         $     .52      $     .33
                                                                       =========        =========         =========      =========

                                                       - 3 -

               CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999


Dollars in thousands
                                                                                                     ACCUMULATED
                                                                  ADDITIONAL                            OTHER
                                                  COMMON            PAID-IN         RETAINED        COMPREHENSIVE
                                                   STOCK            CAPITAL         EARNINGS        INCOME (LOSS)        TOTAL
                                                  ------          ----------        --------        -------------        -----
BALANCE, DECEMBER 31, 1998                         $   2,669      $   2,634         $     501        $      14       $    5,818

   Comprehensive income:
      Net income                                         - -            - -               246              - -              246
      Change in net unrealized gain
         (loss) on investment securities
         available for sale, after
         tax effects                                     - -            - -               - -             (144)            (144)
                                                                                                                     ----------

           Total comprehensive income                                                                                       102
                                                                                                                     ----------
   Exercise of stock options                              20             15               - -              - -               35
                                                   ---------      ---------         ---------        ---------       ----------

BALANCE, JUNE 30, 1999                             $   2,689      $   2,649         $     747        $    (130)      $    5,955
                                                   =========      =========         =========        =========       ==========



BALANCE, DECEMBER 31, 1999                         $   2,708      $   2,660         $   1,165        $    (205)      $    6,328

   Comprehensive income:
      Net income                                         - -            - -               394              - -              394
      Change in net unrealized gain
         (loss) on investment securities
         available for sale, after
         tax effects                                     - -            - -               - -              (12)             (12)
                                                                                                                     ----------

           Total comprehensive income                                                                                       382
                                                                                                                     ----------
   Stock and cash dividend                               135            412              (584)             - -              (37)

   Exercise of stock options                              26             16               - -              - -               42

   Repurchase and retirement of
      common stock                                      (178)          (203)             (270)             - -             (651)
                                                   ---------      ---------         ---------        ---------       ----------

BALANCE, JUNE 30, 2000                             $   2,691      $   2,885         $     705        $    (217)      $    6,064
                                                   =========      =========         =========        =========       ==========
    (UNAUDITED)

                              CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARY

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    SIX MONTHS ENDED JUNE 30, 2000 AND 1999


                                                                                                  2000                 1999
Dollars in thousands                                                                           (UNAUDITED)            (UNAUDITED)
                                                                                               -----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                                $      394              $    246
    Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                                              142                   110
          Provision for loan losses                                                                  580                    90
          Gain from sale of loans                                                                   (181)                  (68)
          Loss on sale of investments                                                                - -                     2
          Gain from sale of investment in BancData Solutions                                        (906)                  - -
          Amortization of deferred loan fees                                                        (187)                  (70)
          Deferred income tax benefit                                                                 24                    19
          Amortization of premiums on investment
             securities available for sale                                                             3                    22
          Amortization of premiums on investment
             securities held to maturity                                                             - -                     6
          Increase in cash surrender value of life insurance                                         (28)                  (66)
          Decrease (increase) in assets:
             Accrued interest receivable                                                             (53)                  (19)
             Other assets                                                                             13                   (47)
          Increase (decrease) in liabilities:
             Accrued interest payable                                                                130                   (88)
             Other liabilities                                                                       452                  (118)
                                                                                              ----------            ----------

                    Net cash provided by operating activities                                        383                    19
                                                                                              ----------            ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net decrease in interest-bearing deposits in financial institutions                              400                   177
    Net sales, maturities and (purchases) of available-for-sale securities                           330                    (3)
    Purchases of Federal Home Loan Bank Stock                                                        - -                  (210)
    Proceeds form sale of investment in BancData Solutions                                         1,219                   - -
    Net increase in loans                                                                         (2,836)               (7,199)
    Additions to bank premises and equipment                                                        (294)                  (71)
                                                                                              ----------            ----------

                    Net cash used in investing activities                                         (1,181)               (7,306)
                                                                                              ----------            ----------

                              CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARY

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                                                                                 2000                  1999
Dollars in thousands                                                                          (UNAUDITED)             (UNAUDITED)
                                                                                              -----------             -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in demand and savings deposits                                              $     5,823            $    4,605
    Net increase in time deposits                                                                  5,870                   535
    Proceeds from Federal Home Loan Bank borrowings                                                  - -                   - -
    Cash dividends paid in lieu of fractional shares                                                  (3)                  - -
    Cash dividends paid                                                                              (34)                  - -
    Payments to acquire common stock and stock options                                              (651)                  - -
    Proceeds from exercise of stock options                                                           42                    35
                                                                                             -----------            ----------

                    Net cash provided by financing activities                                     11,047                 5,175
                                                                                             -----------            ----------

                    Net increase (decrease) in cash and cash equivalents                          10,249                (2,112)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                     7,380                11,305
                                                                                             -----------            ----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                                     $    17,629            $    9,193
                                                                                             ===========            ==========


SUPPLEMENTARY INFORMATION

    Interest paid                                                                            $       897            $      849
                                                                                             ===========            ==========

    Income taxes paid                                                                        $       179            $      230
                                                                                             ===========            ==========

                                    CENTENNIAL FIRST FINANCIAL SERVICES

                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                               JUNE 30, 2000



NOTE 1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              The unaudited consolidated financial information included herein has been prepared in conformity with the accounting principles and practices in Centennial First Financial Services Corporation's ("the Company") consolidated financial statements included in the Annual Report for the year ended December 31, 1999. The accompanying interim consolidated financial statements contained herein are unaudited. However, in the opinion of the Company, all adjustments, consisting of normal recurring items necessary for a fair presentation of the operating results for the periods shown, have been made. The results of operations for the six months ended June 30, 2000 may not be indicative of operating results for the year ending December 31, 2000. Certain prior year and prior quarter amounts have been reclassified to conform to current classifications. Cash and cash equivalents consist of cash, due from banks, and federal funds sold.


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

              The weighted-average number of shares used in computing basic and diluted earnings per share are as follows:


              In thousands                                               Three Months Ended June 30,
                                                                         ---------------------------
                                                                            2000             1999
              Basic shares                                                   696              702
              Dilutive effect of stock options                                55               54
              Diluted shares                                                 751              756

              In thousands                                                Six Months Ended June 30,
                                                                          -------------------------
                                                                            2000             1999

              Basic shares                                                   696              702
              Dilutive effect of stock options                                55               54
              Diluted shares                                                 751              756

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Centennial First Financial Services (the "Company") is the holding company for Redlands Centennial Bank in Redlands, California. This discussion focuses primarily on the results of operations of the Company on a consolidated basis for the six months ended June 30, 2000 and the financial condition of the Company as of that date.

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

                                    OVERVIEW

                                EARNINGS SUMMARY

The Company reported net income of $220,000, or $0.33 per share basic and $0.29 per share diluted, for the second quarter of 2000. This compares to net income of $139,000, or $0.21 per share basic and $0.19 per share diluted, for the same period in 1999.

For the six months ended June 30, 2000, the Company reported net income $394,000, or $0.58 per share basic and $0.52 per share diluted. This compares to net income of $246,000, or $0.36 per share basic and $0.33 per share diluted for the same period in 1999. Growth in average loans as a percentage of earning assets continued to positively impact the net interest margin during the three and six months ended June 30, 2000. Additionally, the Company's earnings were assisted by the sale of its investment in its service bureau, BancData Solutions, during the first part of April 2000.

Return on average assets and return on average equity for the second quarter of 2000 were 1.07% and 14.24%, respectively, as compared to 0.58% and 6.81%, respectively, for the same period of 1999. Return on average assets and return on average equity for the six months ended June 30, 2000 were 0.98% and 12.90%, respectively, as compared to 0.71% and 8.28% for the same period of 1999.

                            LOANS HELD FOR INVESTMENT

Net loans held for investment increased by $2.6 million, or 5.0%, during the first six months of 2000 as demand for commercial, real estate construction and development loans increased. The following table sets forth the amount of total loans outstanding by category as of the dates indicated (dollar amounts in thousands):


                                                   June 30, 2000              December 31, 1999
                                               --------------------          -------------------
Real estate loans
    Construction and development               $ 16,555       29.43%         $ 15,248      28.70%
    Mortgage loans                               13,907       24.72%           12,533      23.60%
Commercial loans                                 19,325       34.36%           18,686      35.10%
Automobile loans                                  2,325        4.13%            2,468       4.60%
Indirect loans                                    1,357        2.41%            1,845       3.50%
Equity loans                                      1,281        2.28%              876       1.60%
Consumer and other loans                          1,497        2.67%            1,531       2.90%
                                               --------     -------          --------     ------
                                                 56,247      100.00%           53,187     100.00%

Unearned income                                    (374)                         (224)

Allowance for loan losses                          (867)                         (581)
                                               --------                      --------
                                               $ 55,006                      $ 52,382
                                               ========                      ========


In the normal practice of extending credit, the Company accepts real estate collateral on loans that have primary sources of repayment from commercial operations. The total amount of loans secured by real estate equaled $35 million, or 62.2% of the total portfolio as of June 30, 2000. Due to the Company's limited marketing area, its real estate collateral is primarily concentrated in the San Bernardino Area and Southern California. The Company believes that its prudent underwriting standards for real estate secured loans provide an adequate safeguard against declining real estate prices that may affect a borrower's ability to liquidate the property and repay the loan. However, no assurance can be given that real estate values will not decline and impair the value of the security for loans held by the Company.

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

As of June 30, 2000, the Company had non-performing assets in the amount of $422,000 of which $295,000 were loans guaranteed by the Small Business Administration. The Company had no loans 90 days or more past due and still accruing at June 30, 2000. The following table sets forth the balance of non-performing assets as of the dates indicated (dollar amounts in thousands):


                                                  June 30, 2000                December 31, 1999
                                                  -------------                -----------------
Nonaccrual loans                                      $  422                        $   61
Loans 90 days or more past due
     and still accruing                                  - -                           215
                                                      ------                        ------
                                                      $  422                        $  276
                                                      ======                        ======
As a percent of total loans                             0.75%                         0.52%
As a percent of total assets                            0.48%                         0.36%


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

In determining the adequacy of its ALL and after carefully analyzing each loan individually, the Company segments its loan portfolio into pools of homogeneous loans that share similar risk factors. Each pool is given a risk assessment factor that largely reflects the expected future losses from each category. These risk assessment factors change as economic conditions shift and actual loan losses are recorded. As of June 30, 2000, the ALL of $867,000, or 1.54% of total loans was determined by management to be adequate against foreseeable future losses. No assurance can be given that non-performing loans will not increase or that future losses will not exceed the amount of the ALL.

The following table summarizes, for the periods indicated, loan balances at the end of each period and average balances during the period, changes in the ALL arising from credit losses, recoveries of credit losses previously incurred, additions to the ALL charged to operating expense, and certain ratios relating to the ALL (dollar amounts in thousands):


                                                              At and for the
                                                                Six Months          At and for the
                                                                   Ended              Year Ended
                                                                 June 30,            December 31,
                                                                   2000                  1999
                                                                 --------              --------
BALANCES:
    Average loans during the period                              $ 56,607              $ 46,978
    Loans at end of period                                         56,247                53,186

ALLOWANCE FOR LOAN LOSSES:
    Balance at beginning of period                                    581                   433
                                                                 --------              --------
    Actual credit losses:
       Commercial                                                    (294)                  (13)
       Consumer                                                        (9)                  (83)
                                                                 --------              --------
                Total                                                (303)                  (96)
                                                                 --------              --------
    Actual credit recoveries:
       Commercial                                                     - -                    14
       Consumer                                                         9                     5
                                                                 --------              --------
                Total                                                   9                    19
                                                                 --------              --------
    Net credit (losses) recoveries                                   (294)                  (77)

    Provision charged to expense                                      580                   225
                                                                 --------              --------
    Balance at end of period                                     $    867              $    581
                                                                 ========              ========
RATIOS:
    Net credit losses (recoveries) to average loans                 (0.52%)                0.16%
    Allowance for loan losses to loans at end of period              1.53%                 1.09%
    Net credit losses (recoveries) to beginning of
       period allowance for loan losses                             50.60%                17.78%


The Company provided $470,000 to the allowance for loan losses during the second quarter of 2000 as compared to $45,000 made during the second quarter of 1999. For the six months ended June 30, 2000, the allowance for loan losses was $580,000 as compared to $90,000 during the same period of 1999. The provisions during the second quarter of 2000 and the six months ended June 30, 2000 were recorded as a prudent measure, based upon growth in the loan portfolio.

The following table sets forth the allocation of the ALL as of the dates indicated (dollar amounts in thousands):

                                          June 30, 2000                   December 31, 1999
                                     --------------------------        -------------------------
                                                  % of Category                    % of Category
                                                    to Total                         to Total
                                       ALL            Loans              ALL           Loans
                                     ------       -------------        ------      -------------
Commercial loans                     $  298          34.37%            $  304         52.33%
Real estate loans                       469          54.09%               204         35.11%
Consumer loans                           59           6.81%                73         12.56%
Not allocated                            41           4.73%                --          0.00%
                                     ------         -------            ------        -------
                                     $  867         100.00%            $  581        100.00%
                                     ======         =======            ======        =======

The ALL is available to absorb losses from all loans, although allocations have been made for certain loans and loan categories. The allocation of the ALL as shown above should not be interpreted as an indication that charge-offs in future periods will occur in these amounts or proportions, or that the allocation indicates future charge-off trends. In addition to the most recent analysis of individual loans and pools of loans, management's methodology also places emphasis on historical loss data, delinquency and non-accrual trends by loan classification category and expected loan maturity. This analysis, management believes, identifies potential losses within the loan portfolio and therefore results in allocation of a large portion of the allowance to specific loan categories.

                                 INVESTMENTS

The following tables set forth the amortized cost and approximate market value of investment securities as of the dates indicated (dollar amounts in thousands):

                                                                           June 30, 2000
                                                       ---------------------------------------------------
                                                        Amortized     Unrealized    Unrealized      Fair
                                                          Cost           Gains        Losses       Value
                                                       ----------     ----------    ----------    --------
Available for sale:
Mortgage-backed securities                             $   3,383       $   --         $    88     $  3,295
Obligations of states and local governments                4,015           --             217        3,798
U.S. Treasury Obligations                                    404           --               5          399
Federal Home Loan Bank stock                                 210           --              --          210
                                                       ---------       ------         -------     --------
                                                       $   8,012       $   --         $   310     $  7,702
                                                       =========       ======         =======     ========

                                                                          December 31, 1999
                                                        ---------------------------------------------------
                                                        Amortized     Unrealized    Unrealized      Fair
                                                          Cost           Gains        Losses        Value
                                                        ---------     ----------    ----------    ---------
Available for sale:
Mortgage-backed securities                             $   3,722       $   --         $    81     $  3,641
Obligations of states and local governments                4,011           --             258        3,753
U.S. Treasury Obligations                                    405           --               6          399
Federal Home Loan Bank stock                                 210           --              --          210
                                                       ---------       ------         -------     --------
                                                       $   8,348       $   --         $   345     $  8,003
                                                       =========       ======         =======     ========

                            DEPOSITS/OTHER BORROWINGS

Total consolidated deposits increased by $11.7 million or 16.9% during the six months ended June 30, 2000.

Rates paid on deposits increased during the six months ended June 30, 2000 contributing to the increase in the cost of funds of interest bearing deposits to 3.66% during the six months ended June 30, 2000 from 3.29% for the year ended December 31, 1999. The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated (dollar amount in thousands):

                                                          Six Months Ended                    Year Ended
                                                            June 30, 2000                  December 31, 1999
                                                     -------------------------        -------------------------
                                                       Average         Average          Average         Average
                                                       Balance          Rate            Balance          Rate
                                                     -----------      --------        -----------       -------
Interest Bearing Liabilities:
Demand deposits                                      $    18,243          --          $    15,059          --
                                                     -----------                      -----------
Interest bearing demand deposits                           9,785        1.14%               9,578        1.13%
Money market deposits                                      9,984        3.25%               6,375        2.76%
Savings deposits                                          10,215        2.66%              11,308        2.72%
Time deposits of $100,000 or more                         11,663        5.42%               7,120        4.78%
Time deposits under $100,000                              11,902        5.23%              11,621        4.99%
                                                     -----------                      -----------
Total interest-bearing deposits                           53,549        3.66%              46,002        3.29%
                                                     -----------                      -----------
                                                     $    71,792        2.73%         $    61,061       2.48%
                                                     ===========                      ===========

The following table sets forth the time remaining to maturity of the Company's time deposits in amounts of $100,000 or more (in thousands):

                                                      June 30, 2000               December 31, 1999
                                                      -------------               -----------------
Three months or less                                  $    7,972                     $    3,183
After three months to six months                           4,035                          1,048
After six months to one year                               3,491                          5,904
After one year                                               100                            100
                                                      ----------                     ----------
Total                                                 $   15,598                     $   10,235
                                                      ==========                     ==========

                              RESULTS OF OPERATIONS

                    NET INTEREST INCOME/NET INTEREST MARGIN

Net interest income for the quarter ended June 30, 2000 was $1,400,000, an increase of 33.8% over the net interest income of $1,046,000 during the same period of 1999. Net interest income for the six months ended June 30, 2000 was $2,709,000, an increase of 35.9% over net income of $1,993,000 during the same period of 1999. The increase was primarily due to the growth in average loans, largely due to improved economic conditions in the Company's market areas.

The following table sets forth average assets, liabilities, and shareholders' equity; the amount of interest income or interest expense; and the average yield or rate for each category of interest-bearing assets and interest-bearing liabilities and the net interest margin (net interest income divided by average earning assets) for the periods indicated (dollar amounts in thousands):

                                                                       Quarter Ended June 30,
                                              ----------------------------------------------------------------------
                                                              2000                               1999
                                              ---------------------------------   ----------------------------------
                                                            Interest    Average                  Interest    Average
                                                 Average     Earned/   Interest      Average      Earned/   Interest
                                                 Balance      Paid       Rate        Balance       Paid       Rate
                                               ---------    ---------  --------   -----------    --------   --------
Interest-Earning Assets:
Federal funds sold                             $   5,339    $      83     6.22     $    2,443    $     27     4.42
Interest-bearing deposits in
   financial institutions                          3,257           49     6.02          3,960          61     6.16
Investment securities                              7,559          107     5.66          9,634         129     5.36
                                               ---------    ---------              ----------    --------
         Total investments                        16,155          239     5.92         16,037         217     5.41
Loans                                             56,607        1,709    12.08         45,212       1,212    10.72
                                               ---------    ---------              ----------    --------
         Total interest earning assets         $  72,762    $   1,948    10.71     $   61,249    $  1,429     9.33
                                               =========    =========              ==========    ========

                                                                       Quarter Ended June 30,
                                               ---------------------------------------------------------------------
                                                              2000                               1999
                                               --------------------------------    ---------------------------------
                                                            Interest    Average                  Interest    Average
                                                 Average     Earned/   Interest      Average      Earned/   Interest
                                                 Balance      Paid       Rate        Balance       Paid       Rate
                                               ---------    ---------  --------    ----------    ---------  --------
Interest Bearing Liabilities:
Demand deposits                                $  18,127    $      --       --     $   16,300    $     --       --
                                               ---------    ---------              ----------    --------

Interest bearing demand deposits                  10,308           30     1.16         10,070          27     1.07
Money market deposits                              9,919           82     3.31          7,222          50     2.77
Savings deposits                                   9,726           66     2.71         10,488          67     2.56
Time deposits of $100,000 or more                 12,575          176     5.60          9,039         122     5.40
Time deposits under $100,000                      12,408          165     5.32         11,000         117     4.25
                                               ---------    ---------              ----------    --------
         Total deposits                           54,936          519     3.78         47,819         383     3.20
                                               ---------    ---------              ----------    --------
Other borrowings                                   1,934           29     6.00             --          --       --
                                               ---------    ---------              ----------    --------
         Total deposits and other
             borrowings                        $  74,997    $     548     2.92     $   64,119    $    383     2.39
                                               =========    =========              ==========    ========
Net interest income                                         $   1,400              $    1,046
                                                            =========              ==========
Net interest margin                                                       7.79                                6.94
                                                                        ======                              ======

                                                                      Six Months Ended June 30,
                                               ---------------------------------------------------------------------
                                                              2000                               1999
                                               --------------------------------    ---------------------------------
                                                            Interest    Average                  Interest    Average
                                                 Average     Earned/   Interest      Average      Earned/   Interest
                                                 Balance      Paid       Rate        Balance       Paid       Rate
                                               ---------    ---------  --------    ----------    ---------  --------
Interest-Earning Assets:
Federal funds sold                             $   3,548    $     107     6.03     $    2,655     $     57     4.29
Interest-bearing deposits in
   financial institutions                          3,420          103     6.02          4,042          124     6.14
Investment securities                              7,230          215     5.95          9,789          265     5.41
                                               ---------    ---------              ----------     --------
         Total investments                        14,198          425     5.99         16,486          446     5.41
Loans                                             56,076        3,311    11.81         43,011        2,308    10.73
                                               ---------    ---------              ----------     --------
         Total interest earning assets         $  70,274    $   3,736    10.63     $   59,497     $  2,754     9.26
                                               =========    =========              ==========     ========

                                                                      Six Months Ended June 30,
                                               ---------------------------------------------------------------------
                                                              2000                               1999
                                               --------------------------------   ----------------------------------
                                                            Interest    Average                  Interest    Average
                                                 Average     Earned/   Interest      Average      Earned/   Interest
                                                 Balance      Paid       Rate        Balance       Paid       Rate
                                               ---------    ---------  --------   -----------    ---------  --------
Interest Bearing Liabilities:
Demand deposits                                $  18,243    $      --       --     $   15,610     $     --       --
                                               ---------    ---------              ----------     --------
Interest bearing demand deposits                   9,785           56     1.14          9,825           54     1.10
Money market deposits                              9,984          162     3.25          6,801           94     2.76
Savings deposits                                  10,215          136     2.66         10,896          144     2.64
Time deposits of $100,000 or more                 11,663          316     5.42         11,353          207     3.65
Time deposits under $100,000                      11,902          311     5.23          8,040          262     6.52
                                               ---------    ---------              ----------     --------
         Total deposits                           53,549          981     3.66         46,915          761     3.24
                                               ---------    ---------              ----------     --------
Other borrowings                                   1,525           46     6.03             --           --       --
                                               ---------    ---------              ----------     --------
         Total deposits and other
             borrowings                        $  73,317    $   1,027     2.80     $   62,525     $    761     2.43
                                               =========    =========              ==========     ========
Net interest income                                         $   2,709                             $  1,993
                                                            =========                             ========
Net interest margin                                                       7.83                                 6.82
                                                                        ======                               ======

The net interest margin increased to 7.79% during the second quarter of 2000 from 6.94% in the same quarter of 1999. For the six months ended June 30, 2000, the net interest margin increased to 7.83% from 6.82% during the same period of 1999. The increase in both periods was primarily attributable to growth in average loans as a percentage of earning assets. The increase in average loans was largely due to the improved economic conditions in the Company's market areas.

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

                                                                Quarter Ended June 30, 2000 Compared to
                                                                       Quarter Ended June 30, 1999
                                                       ---------------------------------------------------------------
                                                                  Increase (decrease) due to change in:
                                                       ---------------------------------------------------------------
                                                          Average            Average      Average Rate/
                                                          Volume               Rate          Volume             Total
                                                       ----------          ----------     ------------       ---------

INCREASE (DECREASE) IN INTEREST INCOME
    Federal funds sold                                  $     302          $      44         $  (290)              56
    Interest-bearing deposits in
      financial institutions                                   (5)                (2)             (5)             (12)
    Investment securities                                      24                 38             (84)             (22)
    Loans                                                    (528)             1,109             (84)             497
                                                        ---------          ---------         -------         --------
         Total                                               (207)             1,189            (463)             519
                                                        ---------          ---------         -------         --------

INCREASE (DECREASE) IN INTEREST EXPENSE
    Interest bearing demand deposits                           11                 18             (27)               2
    Money market deposits                                      --                 19              13               32
    Savings deposits                                           (2)                54             (53)              (1)
    Time deposits of $100,000 or more                        (103)               (20)            177               54
    Time deposits under $100,000                              266                218            (435)              49
    Other borrowings                                           --                 --              29               29
                                                        ---------          ---------         -------         --------
         Total                                                172                289            (296)             165
                                                        ---------          ---------         -------         --------
TOTAL CHANGE IN NET INTEREST INCOME                     $    (379)         $     900         $  (167)        $    354
                                                        =========          =========         =======         ========


                                                                  Six Months Ended June 30, 2000 Compared to
                                                                        Six Months Ended June 30, 1999
                                                        --------------------------------------------------------------
                                                                    Increase (decrease) due to change in:
                                                        --------------------------------------------------------------
                                                          Average           Average        Average Rate/
                                                          Volume              Rate             Volume          Total
                                                        ---------          ----------      -------------     ---------
INCREASE (DECREASE) IN INTEREST INCOME
    Federal funds sold                                  $     256          $      64         $  (270)        $     50
    Interest-bearing deposits in
      financial institutions                                  (44)                (7)             30              (21)
    Investment securities                                    (111)               (20)             81              (50)
    Loans                                                     763                451            (211)           1,003
                                                        ---------          ---------         -------         --------
         Total                                                864                488            (370)             982
                                                        ---------          ---------         -------         --------

INCREASE (DECREASE) IN INTEREST EXPENSE
    Interest bearing demand deposits                           (3)                 3               2                2
    Money market deposits                                     110                 31             (73)              68
    Savings deposits                                          (14)                (1)              7               (8)
    Time deposits of $100,000 or more                          93                 26             (10)             109
    Time deposits under $100,000                              250                 51            (252)              49
    Other borrowings                                          - -                - -              46               46
                                                        ---------          ---------         -------         --------
         Total                                                436                110            (280)             266
                                                        ---------          ---------         -------         --------
TOTAL CHANGE IN NET INTEREST INCOME                     $     428          $     378         $   (90)        $    716
                                                        =========          =========         =======         ========


                             NONINTEREST INCOME

The following table summarizes non-interest income for the periods indicated and expresses the amounts as a percentage of average assets (dollar amounts in thousands):

                                                            Quarter Ended                    Six Months Ended
                                                              June 30,                           June 30,
                                                     ---------------------------        ----------------------------
                                                        2000             1999              2000             1999
                                                     ---------         ---------        ---------         ----------
Components of Noninterest Income
    Gain on sale of loans                            $      32         $      29        $     181         $      68
    Service fees on deposit accounts                       142                90              274               164
    Loan Servicing fees                                     16                18               39                32
    Gain on Sale of BancData Solutions                     906                --              906                --
    Other                                                  144                66              109               145
                                                     ---------         ---------        ---------         ---------
                                                     $   1,240         $     203        $   1,509         $     409
                                                     =========         =========        =========         =========



                        NONINTEREST INCOME (Continued)

                                                              Quarter Ended                    Six Months Ended
                                                                June 30,                           June 30,
                                                     ---------------------------        ----------------------------
                                                        2000             1999              2000             1999
                                                     ---------         ---------        ---------         ----------
As a percent of average assets (annualized)
    Gain on sale of loans                                 .16%              .17%             .45%              .20%
    Service fees on deposit accounts                      .71%              .52%             .68%              .48%
    Loan servicing fees                                   .08%              .10%             .10%              .09%
    Gain on Sale of BancData Solutions                   4.50%                0%            2.25%                0%
    Other                                                 .71%              .39%             .27%              .42%
                                                     --------          --------         --------          --------
                                                         6.16%             1.18%            3.75%             1.19%
                                                     ========          ========         ========          ========


                             NONINTEREST EXPENSES

The following table summarizes non-interest expenses and the associated ratios to average assets for the periods indicated (dollar amounts in thousands):

                                                              Quarter Ended                    Six Months Ended
                                                                June 30,                           June 30,
                                                     ---------------------------        ----------------------------
                                                        2000             1999              2000             1999
                                                     ---------         ---------        ---------         ----------
Components of noninterest expense
    Salaries                                         $     543         $     429        $   1,000         $     804
    Employee benefits                                      254               106              454               239
    Occupancy expense                                       50                49               87                89
    Furniture and equipment expense                         53                41              101                80
    Professional services                                  553               129              687               249
    Stationary and supplies                                 29                19               64                45
    Promotional expenses                                    20                14               40                32
    Data processing fees                                   113               105              230               217
    Regulatory assessments                                   8                 3               15                10
    Other                                                  208               105              365               198
                                                     ---------         ---------        ---------         ---------
    Total other expenses                             $   1,831         $   1,000        $   3,043         $   1,963
                                                     =========         =========        =========         =========

As a percent of average assets (annualized)
    Salaries                                             2.70%             2.49%            2.48%             2.33%
    Employee benefits                                    1.26%              .61%            1.13%              .69%
    Occupancy expense                                     .25%              .28%             .21%              .26%
    Furniture and equipment expense                       .26%              .24%             .25%              .23%
    Professional services                                2.75%              .75%            1.71%              .72%
    Stationary and supplies                               .14%              .11%             .16%              .13%
    Promotional expenses                                  .10%              .08%             .10%              .09%
    Data processing fees                                  .56%              .61%             .57%              .63%
    Regulatory assessments                                .04%              .02%             .04%              .03%
    Other                                                1.03%              .61%             .91%              .58%
                                                     --------          --------         --------          --------
                                                         9.09%             5.80%            7.56%             5.69%
                                                     ========          ========         ========          ========


                                  LIQUIDITY

Liquidity is the Company's ability to absorb fluctuations in deposits while simultaneously providing for the credit needs of its borrowers. The objective in liquidity management is to balance the sources and uses of funds. Primary sources of liquidity for the Company include payments of principal and interest on loans and investments, proceeds from the sale or maturity of loans and investments, growth in deposits, and other borrowings. The Company holds overnight federal funds as a cushion for temporary liquidity needs. During the six months ended June 30, 2000 federal funds sold averaged $3.5 million, or 4.4% of total assets. In addition to its federal funds, the Company maintains various lines of credit with correspondent banks, and the Federal Home Loan Bank of San Francisco.

At June 30, 2000, the Company had cash, time deposits with banks, federal funds sold, and un-pledged investment securities of approximately $17.2 million, or 20.0% of total assets. This represented all available liquid assets.

Several methods are used to measure liquidity. One method is to measure the balance between loans and deposits (gross loans divided by total deposits). In general, the closer this ratio is to 100%, the more reliant an institution becomes on its illiquid loan portfolio to absorb temporary fluctuations in deposit levels. At June 30, 2000, the loan-to-deposit ratio was 68.0% as compared to 75.7% at December 31, 1999.

As of June 30, 2000, the Company had no material commitments that were expected to adversely impact liquidity.


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

The Bank monitors its interest rate risk on a monthly basis through the use of a model, which calculates the effect on earnings of changes in the prevailing market interest rate. The model converts a prevailing market interest rate change into rate changes for each major class of asset and liability, then simulates the bank's net interest margin based on the bank's actual repricing over a one year period, assuming that maturities are reinvested in instruments identical to those maturing during the period. At June 30, 2000, assuming the effect of a 2% increase or decrease in prevailing market interest rates, the increase in economic value of equity was approximately $5,071,000 and $7,276,000, respectively. This represents a net economic value ratio of 11.82% and 13.79%, respectively, as compared to the Bank's net economic value ratio of 6.76% at June 30, 2000. The net portfolio value ratio represents the effect of a 2% increase or decrease in prevailing market interest rates of total stockholders equity divided by total assets. These forecasted results fall within the Bank's asset/liability policy guidelines of 7% to 20%.

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


           Six Months Ended                    Six Months Ended
             June 30, 2000                     December 31, 1999
           ---------------                     -----------------
                 7.58%                               8.48%

Regulatory authorities have issued guidelines to implement risk-based capital requirements. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Total capital is classified into two components: Tier 1 (primarily shareholder's equity) and Tier 2 (supplementary capital including allowance for possible credit losses, certain preferred stock, eligible subordinated debt, and other qualifying instruments). The guidelines require that total capital be 8% of risk-based assets, of which at least 4% must be Tier 1 capital. As of June 30, 2000, the Company's total capital ratio was 11.13% and its Tier 1 capital ratio was 9.72%. In addition, the Company, under the guidelines established for adequately capitalized institutions, must also maintain a minimum leverage ratio (Tier 1 capital divided by total assets) of 4%. As of June 30, 2000, the Company's leverage ratio was 7.14%. It is the Company's intention to maintain risk-based capital ratios at levels characterized as "well-capitalized" for banking organizations: Tier 1 risk-based capital of 6 percent or above and total risk-based capital at 10 percent or above.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the shareholders of the Company was held on April 27, 2000. A quorum was established with the presence of 515,027 shares out of 672,387 shares of common stock outstanding. The following matters were voted upon at the annual meeting with the voting results as indicated:

Proposal 1. - The bylaws of the Company were amended to increase the range of the Board of Directors from three to five directors, to six to eleven directors. There were 498,199 votes cast for the proposal, 8,257 votes cast against the proposal and 8,571 abstentions.

Proposal 2. - The following persons were elected as directors:

         Name                                                 Votes For                Votes Withheld
         ----                                                 ---------                --------------
         Bruce J. Bartells                                      513,006                     2,021
         Carole H. Beswick                                      513,006                     2,021
         Irving M. Feldkamp, III                                513,006                     2,021
         Larry Jacinto                                          513,006                     2,021
         Ronald J. Jeffrey                                      513,006                     2,021
         William A. McCalmon                                    513,006                     2,021
         Patrick J. Meyer                                       513,006                     2,021
         Douglas C. Spencer                                     513,006                     2,021
         Douglas F. Welebir                                     513,006                     2,021

Proposal 3. - The Articles of Incorporation of the Company were amended to allow the Board of Directors to consider certain non-monetary factors when evaluating certain transactions. There were 423,588 votes cast for the proposal, 5,204 votes cast against the proposal and 2,021 abstentions.

Proposal 4. - The bylaws of the Company were amended to establish a mandatory retirement age for directors of 70. There were 395,195 votes cast for the proposal, 26,289 votes cast against the proposal and 9,329 abstentions.


ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

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

(B)    REPORTS ON FORM 8-K

The Company filed no reports on Form 8-K during the first and second quarter of 2000.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTENNIAL FIRST FINANCIAL SERVICES
(REGISTRANT)



Date:                                       /s/ Beth Sanders

                              -----------------------------------------
                              Beth Sanders
                              Chief Financial Officer
                              (Principal Accounting Officer and officer
                                 authorized to sign on behalf of the
                                 registrant)