Form 10QSB
period 2000-09-30
CENTENNIAL FIRST FINANCIAL SERVICES
filed 2000-11-14
CIK 1097081

                                   FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 2000

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the period from ____________ to ____________

                        Commission File Number 000-29105

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

Check whether the issuer: (1) filed all reports required to be filed by
Telephone: (909) 798-3611 Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock, 675,844 shares (September 30, 2000)

Transitional Small Business Disclosure Format: Yes |_| No |X|

                        FORM 10-QSB CROSS REFERENCE INDEX

                                                                          PAGE

PART I
ITEM 1   Financial Statements                                              2-7
ITEM 2   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                     8-21

PART II
ITEM 1   Legal Proceedings                                                  22
ITEM 2   Changes in Securities and Use of Proceeds                          22
ITEM 3   Defaults Upon Senior Securities                                    22
ITEM 4   Submission of Matters to a Vote of Security Holders                22
ITEM 5   Other Information                                                  22
ITEM 6   Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K                                                     23
         Signatures                                                         23

               CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                    September 30, 2000 and December 31, 1999

Dollar amounts in thousands

                                                                     2000        1999
                                                                 (Unaudited)
ASSETS
   Cash and due from banks                                        $ 10,655    $  5,230
   Federal funds sold                                               13,335       2,150
                                                                  --------    --------
             Total cash and cash equivalents                        23,990       7,380
   Interest-bearing deposits in financial institutions               3,055       3,612
   Investment securities, available for sale                         7,422       7,793
   Federal Home Loan Bank stock, at cost                                52         210
   Loans, net                                                       53,930      52,382
   Accrued interest receivable                                         445         378
   Premises and equipment, net                                       2,000       1,690
   Other assets                                                      2,069       2,562
                                                                  --------    --------

             Total assets                                         $ 92,963    $ 76,007
                                                                  ========    ========

LIABILITIES
   Deposits:
      Noninterest-bearing                                         $ 19,155    $ 18,135
      Interest-bearing and NOW accounts                             32,046      17,881
      Savings                                                        8,709      12,008
      Time deposits $100,000 or greater                             15,580      10,235
      Other time deposits                                           10,026      10,881
                                                                  --------    --------
             Total deposits                                         85,516      69,140
   Accrued interest payable                                            366         242
   Other liabilities                                                   715         297
                                                                  --------    --------

             Total liabilities                                      86,597      69,679
                                                                  --------    --------

   Federal Home Loan Bank borrowings                                    --          --
                                                                  --------    --------

STOCKHOLDERS' EQUITY
   Common stock, $4 stated value; authorized 10,000,000 shares, issued and outstanding 675,844 and 677,028 shares
      at September 30, 2000 and December 31, 1999, respectively      2,703       2,708
   Additional paid-in capital                                        2,857       2,660
   Retained earnings                                                   937       1,165
   Accumulated other comprehensive loss                               (131)       (205)
                                                                  --------    --------

             Total stockholders' equity                              6,366       6,328
                                                                  --------    --------

             Total liabilities and stockholders' equity           $ 92,963    $ 76,007
                                                                  ========    ========

               CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARY

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
             Three and Nine Months Ended September 30, 2000 and 1999

Dollars in thousands except for per share amounts

                                                                                   Three Months Ended           Nine Months Ended
                                                                                      September 30,               September 30,
                                                                                   2000          1999          2000          1999
                                                                                       (Unaudited)                 (Unaudited)
Interest income:
   Interest and fees on loans                                                     $ 1,715       $ 1,436       $ 5,026       $ 3,744
   Deposits in financial institutions                                                  46            58           149           182
   Federal funds sold                                                                 171            38           278            95
   Investments                                                                        105           117           320           382
                                                                                  -------       -------       -------       -------

             Total interest income                                                  2,037         1,649         5,773         4,403
                                                                                  -------       -------       -------       -------

Interest expense:
   Demand and savings deposits                                                        248           164           602           456
   Time deposits $100,000 or greater                                                  192           115           508           322
   Other time deposits                                                                185           124           496           386
   Interest expense on borrowed funds                                                  --            --            46            --
                                                                                  -------       -------       -------       -------

             Total interest expense                                                   625           403         1,652         1,164
                                                                                  -------       -------       -------       -------

             Net interest income                                                    1,412         1,246         4,121         3,239

Provision for loan losses                                                              --            75           580           165
                                                                                  -------       -------       -------       -------

             Net interest income after provision for loan losses                    1,412         1,171         3,541         3,074
                                                                                  -------       -------       -------       -------

Other income:
   Customer service fees                                                              125           115           399           279
   Gain from sale of loans                                                             60           129           241           197
   Gain (loss) from sale of investment securities                                      11            --            11            (2)
   Gain on sale of investment in BancData Solutions                                    --            --           906            --
   Other income                                                                        58            54           206           233
                                                                                  -------       -------       -------       -------

             Total other income                                                       254           298         1,763           707
                                                                                  -------       -------       -------       -------

Other expenses:
   Salaries and wages                                                                 592           463         1,592         1,267
   Employee benefits                                                                  108           138           562           377
   Net occupancy expense                                                              114            93           302           262
   Other operating expense                                                            507           446         1,908         1,197
                                                                                  -------       -------       -------       -------

             Total other expenses                                                   1,321         1,140         4,364         3,103
                                                                                  -------       -------       -------       -------

             Income before provision for income taxes                                 345           329           940           678

Provision for income taxes                                                            113           114           314           217
                                                                                  -------       -------       -------       -------

             Net income                                                           $   232       $   215       $   626       $   461
                                                                                  =======       =======       =======       =======

Basic earnings per share                                                          $   .34       $   .31       $   .91       $   .66
                                                                                  =======       =======       =======       =======

Diluted earnings per share                                                        $   .31       $   .28       $   .84       $   .61
                                                                                  =======       =======       =======       =======

               CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Nine Months Ended September 30, 2000 and 1999

Dollars in thousands

                                                                                                         Accumulated
                                                                          Additional                        Other
                                                            Common          Paid-In        Retained      Comprehensive
                                                             Stock          Capital        Earnings      Income (Loss)       Total
BALANCE, DECEMBER 31, 1998                                  $ 2,669         $ 2,634         $   501         $    14         $ 5,818

   Comprehensive income:
     Net income                                                  --              --             461              --             461
     Change in net unrealized gain
        (loss) on investment securities
        available for sale, after
        tax effects                                              --              --              --            (176)           (176)
                                                                                                                            -------

         Total comprehensive income                                                                                             285
                                                                                                                            -------

   Exercise of stock options                                     20              15              --              --              35
                                                            -------         -------         -------         -------         -------

BALANCE, SEPTEMBER 30, 1999                                 $ 2,689         $ 2,649         $   962         $  (162)        $ 6,138
                                                            =======         =======         =======         =======         =======
   (Unaudited)

BALANCE, DECEMBER 31, 1999                                  $ 2,708         $ 2,660         $ 1,165         $  (205)        $ 6,328

   Comprehensive income:
     Net income                                                  --              --             626              --             626
     Change in net unrealized gain
        (loss) on investment securities
        available for sale, after
        tax effects                                              --              --              --              74              74
                                                                                                                            -------

         Total comprehensive income                                                                                             700
                                                                                                                            -------

   Stock and cash dividend                                      135             412            (584)             --             (37)

   Exercise of stock options                                     38              22              --              --              60

   Repurchase and retirement of
     common stock and stock options                            (178)           (237)           (270)             --            (685)
                                                            -------         -------         -------         -------         -------

BALANCE, SEPTEMBER 30, 2000                                 $ 2,703         $ 2,857         $   937         $  (131)        $ 6,366
   (Unaudited)                                              =======         =======         =======         =======         =======

               CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2000 and 1999

                                                                              2000         1999
Dollars in thousands                                                      (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                               $   626       $   461
   Adjustments to reconcile net income
      to net cash provided by operating activities:
        Depreciation and amortization                                           231           168
        Provision for loan losses                                               580           165
        Gain from sale of loans                                                (181)         (225)
        Loss on sale of investments                                              --             2
        Gain from sale of investment in BancData Solutions                     (906)           --
        Amortization of deferred loan fees                                     (302)         (128)
        Gain on redemption of Federal Home Loan Bank stock                      (11)           --
        Deferred income tax benefit                                              (4)          (10)
        Amortization of premiums on investment
          securities available for sale                                           9            29
        Amortization of premiums on investment
          securities held to maturity                                            --             7
        Increase in cash surrender value of life insurance                      185           (82)
        Decrease (increase) in assets:
          Accrued interest receivable                                           (67)          (40)
          Other assets                                                          (54)          190
        Increase (decrease) in liabilities:
          Accrued interest payable                                              124           (89)
          Other liabilities                                                     418           134
                                                                            -------       -------

                Net cash provided by operating activities                       648           582
                                                                            -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net decrease in interest-bearing deposits in financial institutions          557           425
   Net sales, maturities and (purchases) of available-for-sale securities       488           252
   Net sales, maturities and (purchases) of held to maturity investments         --           800
   Purchases of Federal Home Loan Bank Stock                                     --          (210)
   Proceeds form sale of investment in BancData Solutions                     1,219            --
   Proceeds from redemption of Federal Home Loan Bank stock                     169            --
   Net increase in loans                                                     (1,644)       (8,024)
   Additions to bank premises and equipment                                    (541)         (122)
                                                                            -------       -------

                Net cash provided by (used in) investing activities             248        (6,879)
                                                                            -------       -------

               CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2000 and 1999

                                                                         2000        1999
Dollars in thousands                                                  (Unaudited) (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in demand and savings deposits                         $ 11,886    $  2,313
   Net increase in time deposits                                          4,490       2,458
   Proceeds from Federal Home Loan Bank borrowings                        3,000          --
   Repayments of Federal Home Loan Bank borrowings                       (3,000)         --
   Cash dividends paid in lieu of fractional shares                          (3)         --
   Cash dividends paid                                                      (34)         --
   Payments to acquire common stock and stock options                      (685)         --
   Proceeds from exercise of stock options                                   60          35
                                                                       --------    --------

                Net cash provided by financing activities                15,714       4,806
                                                                       --------    --------

                Net increase (decrease) in cash and cash equivalents     16,610      (1,491)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            7,380      11,305
                                                                       --------    --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                               $ 23,990    $  9,814
                                                                       ========    ========

SUPPLEMENTARY INFORMATION

   Interest paid                                                       $  1,529    $  1,253
                                                                       ========    ========

   Income taxes paid                                                   $    268    $    308
                                                                       ========    ========

                       CENTENNIAL FIRST FINANCIAL SERVICES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The unaudited consolidated financial information included herein has been prepared in conformity with the accounting principles and practices in Centennial First Financial Services Corporation's ("the Company") consolidated financial statements included in the Annual Report for the year ended December 31, 1999. The accompanying interim consolidated financial statements contained herein are unaudited. However, in the opinion of the Company, all adjustments, consisting of normal recurring items necessary for a fair presentation of the operating results for the periods shown, have been made. The results of operations for the nine months ended September 30, 2000 may not be indicative of operating results for the year ending December 31, 2000. Certain prior year and prior quarter amounts have been reclassified to conform to current classifications. Cash and cash equivalents consist of cash, due from banks, and federal funds sold.

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

      The weighted-average number of shares used in computing basic and diluted earnings per share are as follows:

      In thousands                              Three Months Ended September 30,
                                                      2000           1999

      Basic shares                                     687            702
      Dilutive effect of stock options                  57             53
      Diluted shares                                   744            755

      In thousands                               Nine Months Ended September 30,
                                                      2000           1999

      Basic shares                                     687            702
      Dilutive effect of stock options                  57             53
      Diluted shares                                   744            755

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Centennial First Financial Services (the "Company") is the holding company for Redlands Centennial Bank in Redlands, California. This discussion focuses primarily on the results of operations of the Company on a consolidated basis for the nine months ended September 30, 2000 and the financial condition of the Company as of that date.

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

                                    OVERVIEW

                                EARNINGS SUMMARY

The Company reported net income of $232,000, or $0.34 per share basic and $0.31 per share diluted, for the third quarter of 2000. This compares to net income of $215,000, or $0.31 per share basic and $0.28 per share diluted, for the same period in 1999.

For the nine months ended September 30, 2000, the Company reported net income $626,000, or $0.91 per share basic and $0.84 per share diluted. This compares to net income of $461,000, or $0.66 per share basic and $0.61 per share diluted for the same period in 1999. Growth in average loans as a percentage of earning assets continued to positively impact the net interest margin during the three and nine months ended September 30, 2000. Additionally, the Company's earnings were assisted by the sale of its investment in its service bureau, BancData Solutions, during the first part of April 2000.

Return on average assets and return on average equity for the third quarter of 2000 were 1.08% and 14.96%, respectively, as compared to 1.15% and 14.19%, respectively, for the same period of 1999. Return on average assets and return on average equity for the nine months ended September 30, 2000 were 0.99% and 13.15%, respectively, as compared to 1.55% and 19.31% for the same period of 1999.

                            LOANS HELD FOR INVESTMENT

Net loans held for investment increased by $1.5 million, or 3.0%, during the first nine months of 2000 as demand for commercial, real estate construction and development loans increased. The following table sets forth the amount of total loans outstanding by category as of the dates indicated (dollar amounts in thousands):

                                     September 30, 2000       December 31, 1999
Real estate loans
   Construction and development     $ 13,216      23.95%     $ 15,248    28.70%
   Mortgage loans                     14,431      26.15%       12,533    23.60%
Commercial loans                      20,708      37.52%       18,686    35.10%
Automobile loans                       2,407       4.36%        2,468     4.60%
Indirect loans                         1,231       2.56%        1,845     3.50%
Equity loans                           1,415       2.23%          876     1.60%
Consumer and other loans               1,784       3.23%        1,531     2.90%
                                    --------                 --------  -------

                                      55,192     100.00%       53,187   100.00%

Unearned income                         (395)                   (224)

Allowance for loan losses               (867)                   (581)
                                     -------                 -------

                                     $53,930                 $52,382
                                     =======                 =======

In the normal practice of extending credit, the Company accepts real estate collateral on loans that have primary sources of repayment from commercial operations. The total amount of loans secured by real estate equaled $32.9 million, or 59.6% of the total portfolio as of September 30, 2000. Due to the Company's limited marketing area, its real estate collateral is primarily concentrated in the San Bernardino Area and Southern California. The Company believes that its prudent underwriting standards for real estate secured loans provide an adequate safeguard against declining real estate prices that may affect a borrower's ability to liquidate the property and repay the loan. However, no assurance can be given that real estate values will not decline and impair the value of the security for loans held by the Company.

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

As of September 30, 2000, the Company had non-performing assets in the amount of $215,000 of which $185,000 were loan guarantees by the Small Business Administration. The Company had no loans 90 days or more past due and still accruing at September 30, 2000. The following table sets forth the balance of non-performing assets as of the dates indicated (dollar amounts in thousands):

                                   September 30, 2000          December 31, 1999

Nonaccrual loans                         $   215                  $    61
Loans 90 days or more past due
    and still accruing                       - -                      215
                                         -------                   ------

                                         $   215                   $  276
                                         =======                   ======

As a percent of total loans                 0.39%                    0.52%
As a percent of total assets                0.23%                    0.36%

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

In determining the adequacy of its ALL and after carefully analyzing each loan individually, the Company segments its loan portfolio into pools of homogeneous loans that share similar risk factors. Each pool is given a risk assessment factor that largely reflects the expected future losses from each category. These risk assessment factors change as economic conditions shift and actual loan losses are recorded. As of September 30, 2000, the ALL of $867,000, or 1.57% of total loans was determined by management to be adequate against foreseeable future losses. No assurance can be given that non-performing loans will not increase or that future losses will not exceed the amount of the ALL.

The following table summarizes, for the periods indicated, loan balances at the end of each period and average balances during the period, changes in the ALL arising from credit losses, recoveries of credit losses previously incurred, additions to the ALL charged to operating expense, and certain ratios relating to the ALL (dollar amounts in thousands):

                                                     At and for the
                                                       Nine Months     At and for the
                                                          Ended          Year Ended
                                                       September 30,     December 31,
                                                           2000             1999
                                                     ---------------   --------------
BALANCES:
   Average loans during the period                       $ 55,559         $ 46,978
   Loans at end of period                                  55,192           53,186

ALLOWANCE FOR LOAN LOSSES:
   Balance at beginning of period                             581              433
                                                         --------         --------
   Actual credit losses:
      Commercial                                             (294)             (13)
      Consumer                                                 (9)             (83)
                                                         --------         --------

             Total                                           (303)             (96)
                                                         --------         --------

   Actual credit recoveries:
      Commercial                                               --               14
      Consumer                                                  9                5
                                                         --------         --------

             Total                                              9               19
                                                         --------         --------

   Net credit (losses) recoveries                            (294)             (77)

   Provision charged to expense                               580              225
                                                         --------         --------

   Balance at end of period                              $    867         $    581
                                                         ========         ========

RATIOS:
   Net credit losses (recoveries) to average loans           0.53%            0.16%
   Allowance for loan losses to loans at end of period       1.57%            1.09%
   Net credit losses (recoveries) to beginning of
      period allowance for loan losses                      50.60%           17.78%

The Company provided no additions to the allowance for loan losses during the third quarter of 2000 as compared to $75,000 made during the third quarter of 1999. For the nine months ended September 30, 2000, the allowance for loan losses was $580,000 as compared to $165,000 during the same period of 1999. The provisions during the nine months ended September 30, 2000 were recorded as a prudent measure, based upon growth in the loan portfolio, as well as, an atypical credit loss experienced by the Company involving one loan.

The following table sets forth the allocation of the ALL as of the dates indicated (dollar amounts in thousands):

                               September 30, 2000           December 31, 1999

                                       % of Category              % of Category
                                          to Total                   to Total
                                ALL         Loans           ALL        Loans

Commercial loans              $  325       37.52%         $ 304       52.33%
Real estate loans                434       50.10%           204       35.11%
Consumer loans                    65        7.59%            73       12.56%
Not allocated                     43        4.79%           - -        0.00%
                              ------      ------          -----      ------

                              $  867      100.00%         $ 581      100.00%
                              ======      ======          =====      ======

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

                                   INVESTMENTS

The following tables set forth the amortized cost and approximate market value of investment securities as of the dates indicated (dollar amounts in thousands):

                                                          September 30, 2000

                                             Amortized Unrealized   Unrealized   Fair
                                               Cost       Gains       Losses     Value
Available for sale:
Mortgage-backed securities                   $  3,217     $  --        $  76    $ 3,141
Obligations of states and local governments     4,022        --          140      3,882
U.S. Treasury Obligations                         403        --            4        399
Federal Home Loan Bank stock                       52        --           --         52
                                             --------     -----        -----    -------

                                             $  7,694     $  --        $ 220    $ 7,474
                                             ========     =====        =====    =======

                                                           December 31, 1999

                                             Amortized   Unrealized Unrealized     Fair
                                               Cost         Gains      Losses      Value
Available for sale:
Mortgage-backed securities                   $  3,722     $  --        $  81     $3,641
Obligations of states and local governments     4,011        --          258      3,753
U.S. Treasury Obligations                         405        --            6        399
Federal Home Loan Bank stock                      210        --           --        210
                                             --------     -----        -----    -------

                                             $  8,348     $  --        $ 345    $ 8,003
                                             ========     =====        =====    =======

                            DEPOSITS/OTHER BORROWINGS

Total consolidated deposits increased by $16.4 million or 23.7% during the nine months ended September 30, 2000.

Rates paid on deposits increased during the nine months ended September 30, 2000 contributing to the increase in the cost of funds of interest bearing deposits to 3.84% during the nine months ended September 30, 2000 from 3.29% for the year ended December 31, 1999. The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated (dollar amount in thousands):

                                              Nine Months Ended             Year Ended
                                             September 30, 2000          December 31, 1999

                                             Average      Average        Average     Average
                                              Balance      Rate          Balance      Rate
Interest Bearing Liabilities:
Demand deposits                             $  18,377        --        $  15,059        --
                                            ---------                  ---------

Interest bearing demand deposits               10,185      1.17%           9,578      1.13%
Money market deposits                          11,364      3.84%           6,375      2.76%
Savings deposits                                9,836      2.52%          11,308      2.72%
Time deposits of $100,000 or more              12,461      5.44%           7,120      4.78%
Time deposits under $100,000                   11,917      5.55%          11,621      4.99%
                                            ---------                  ---------

Total interest-bearing deposits                55,763      3.84%          46,002      3.29%
                                            ---------                  ---------

                                            $  74,140      2.89%       $  61,061      2.48%
                                            =========                  =========

The following table sets forth the time remaining to maturity of the Company's time deposits in amounts of $100,000 or more (in thousands):

                                        September 30, 2000     December 31, 1999

Three months or less                         $  8,664              $  3,183
After three months to six months                1,980                 1,048
After six months to one year                    3,715                 5,904
After one year                                  1,221                   100
                                             --------              --------

Total                                        $ 15,580              $ 10,235
                                             ========              ========

                              RESULTS OF OPERATIONS

                     NET INTEREST INCOME/NET INTEREST MARGIN

Net interest income for the quarter ended September 30, 2000 was $1,412,000, an increase of 13.3% over the net interest income of $1,246,000 during the same period of 1999. Net interest income for the nine months ended September 30, 2000 was $4,121,000, an increase of 27.2% over net income of $3,239,000 during the same period of 1999. The increase was primarily due to the growth in average loans, largely due to improved economic conditions in the Company's market areas.

The following table sets forth average assets, liabilities, and shareholders' equity; the amount of interest income or interest expense; and the average yield or rate for each category of interest-bearing assets and interest-bearing liabilities and the net interest margin (net interest income divided by average earning assets) for the periods indicated (dollar amounts in thousands):

                                                      Quarter Ended September 30,
                                                   2000                        1999

                                                 Interest  Average             Interest  Average
                                        Average   Earned/ Interest   Average    Earned/ Interest
                                        Balance    Paid     Rate     Balance     Paid     Rate
Interest-Earning Assets:
Federal funds sold                      $10,884   $   171    6.28   $ 3,224   $    38    4.71
Interest-bearing deposits in
  financial institutions                  3,149        46    5.84     3,818        58    6.08
Investment securities                     7,640       105    5.50     8,538       117    5.48
                                        -------   -------           -------   -------

        Total investments                21,673       322    5.94    15,580       213    5.47

Loans                                    54,536     1,715   12.58    49,616     1,436   11.58
                                        -------   -------           -------   -------

        Total interest earning assets   $76,209   $ 2,037   10.69   $65,196   $ 1,649   10.12
                                        =======   =======           =======   =======

                                                                   Quarter Ended June 30,
                                                           2000                               1999

                                                         Interest   Average                  Interest    Average
                                             Average      Earned/   Interest     Average      Earned/    Interest
                                             Balance       Paid       Rate       Balance       Paid        Rate
Interest Bearing Liabilities:
Demand deposits                              $18,643      $    --        --      $17,725      $    --        --
                                             -------      -------                -------      -------

Interest bearing demand deposits              10,976           33      1.20       11,287           33      1.17
Money market deposits                         14,094          165      4.68        7,664           53      2.77
Savings deposits                               9,085           50      2.20       11,417           78      2.73
Time deposits of $100,000 or more             14,040          192      5.47       10,135          115      4.54
Time deposits under $100,000                  11,945          185      6.20       10,074          124      4.92
                                             -------      -------                -------      -------

        Total interest bearing deposits       60,140          625      4.16       50,577          403      3.19
                                             -------      -------                -------      -------

Other borrowings                                  --           --        --           --           --        --
                                             -------      -------                -------      -------

        Total deposits and other
          borrowings                         $78,783      $   625      3.17      $68,302      $   403      2.36
                                             =======      =======                =======      =======

Net interest income                                       $ 1,412                $ 1,246
                                                          =======                =======

Net interest margin                                                    7.52                                7.76
                                                                       ====                                ====

                                                              Nine Months Ended September 30,
                                                          2000                               1999

                                                        Interest   Average                  Interest    Average
                                            Average      Earned/   Interest     Average      Earned/    Interest
                                            Balance       Paid       Rate       Balance       Paid        Rate
Interest-Earning Assets:
Federal funds sold                         $ 6,012      $   278       6.17      $ 2,862      $    95       4.43
Interest-bearing deposits in
  financial institutions                     3,329          149       5.97        3,967          182       6.12
Investment securities                        7,771          320       5.49        9,368          382       5.44
                                           -------      -------                 -------      -------

        Total investments                   17,112          747       5.82       16,197          659       5.42

Loans                                       55,559        5,026      12.06       45,556        3,744      10.96
                                           -------      -------                 -------      -------

        Total interest earning assets      $72,671      $ 5,773      10.59      $61,753      $ 4,403       9.51
                                           =======      =======                 =======      =======

                                                              Nine Months Ended September 30,
                                                          2000                               1999

                                                        Interest   Average                  Interest    Average
                                            Average      Earned/   Interest     Average      Earned/    Interest
                                            Balance       Paid       Rate       Balance       Paid        Rate
Interest Bearing Liabilities:
Demand deposits                             $18,377      $    --        --      $16,323      $    --        --
                                            -------      -------                -------      -------

Interest bearing demand deposits             10,185           89      1.17       10,318           87      1.12
Money market deposits                        11,364          327      3.84        7,092          147      2.76
Savings deposits                              9,836          186      2.52       11,165          222      2.65
Time deposits of $100,000 or more            12,461          508      5.44        8,746          322      4.91
Time deposits under $100,000                 11,917          496      5.55       10,828          386      4.75
                                            -------      -------                -------      -------

        Total interest bearing deposits      55,763        1,606      3.84       48,149        1,164      3.22
                                            -------      -------                -------      -------

Other borrowings                              1,013           46      6.05           --           --        --
                                            -------      -------                -------      -------

        Total deposits and other
          borrowings                        $75,153      $ 1,652      2.93      $64,472      $ 1,164      2.41
                                            =======      =======                =======      =======

Net interest income                                      $ 4,121                             $ 3,239
                                                         =======                             =======

Net interest margin                                                   7.66                                7.10
                                                                      ====                                ====

The net interest margin decreased to 7.52% during the third quarter of 2000 from 7.76% in the same quarter of 1999. The decrease is primarily as a result of an increased cost of funds on a promotional money market account which the Company began offering during the third quarter of 2000. For the nine months ended September 30, 2000, the net interest margin increased to 7.66% from 7.10% during the same period of 1999. The increase during the nine month period was primarily attributable to growth in average loans as a percentage of earning assets. The increase in average loans was largely due to the improved economic conditions in the Company's market areas.

The following table presents the dollar amount of changes in interest earned and interest paid for each major category of interest-earning asset and interest-bearing liability and the amount of change attributable to average balance (volume) fluctuations and average rate fluctuations. The variance attributable to both balance and rate fluctuations is allocated to a combined rate/volume variance (dollar amounts in thousands):

                                           Quarter Ended September 30, 2000 Compared to
                                                 Quarter Ended September 30, 1999

                                              Increase (decrease) due to change in:

                                             Average    Average  Average Rate/
                                             Volume      Rate       Volume       Total
Increase (decrease) in interest income
   Federal funds sold                        $ 166       $   5       $ (38)        133
   Interest-bearing deposits in
     financial institutions                      6           2         (20)        (12)
   Investment securities                        71          20        (103)        (12)
   Loans                                      (196)         52         423         279
                                             -----       -----       -----       -----

        Total                                   47          79         262         388
                                             -----       -----       -----       -----

Increase (decrease) in interest expense
   Interest bearing demand deposits            191         169        (360)         --
   Money market deposits                        30           4          78         112
   Savings deposits                            (38)        (73)         83         (28)
   Time deposits of $100,000 or more            39         121         (83)         77
   Time deposits under $100,000               (188)         94         155          61
   Other borrowings                             --          --          --          --
                                             -----       -----       -----       -----

        Total                                   34         315        (127)        222
                                             -----       -----       -----       -----

Total change in net interest income          $  13       $(236)      $ 389       $ 166
                                             =====       =====       =====       =====

                                             Nine Months Ended September 30, 2000 Compared to
                                                   Nine Months Ended September 30, 1999

                                                   Increase (decrease) due to change in:

                                             Average       Average    Average Rate/
                                             Volume          Rate        Volume         Total
Increase (decrease) in interest income
   Federal funds sold                        $   433       $    62       $  (312)      $   183
   Interest-bearing deposits in
     financial institutions                      (38)           (6)           11           (33)
   Investment securities                         (41)           39           (60)          (62)
   Loans                                         669           537            76         1,282
                                             -------       -------       -------       -------

        Total                                  1,023           632          (285)        1,370
                                             -------       -------       -------       -------

Increase (decrease) in interest expense
   Interest bearing demand deposits               27             4           (29)            2
   Money market deposits                         299            89          (208)          180
   Savings deposits                              (52)          (17)           33           (36)
   Time deposits of $100,000 or more             125            61            --           186
   Time deposits under $100,000                   63            82           (35)          110
   Other borrowings                               --            --            46            46
                                             -------       -------       -------       -------

        Total                                    462           219          (193)          488
                                             -------       -------       -------       -------

Total change in net interest income          $   561       $   413       $   (92)      $   882
                                             =======       =======       =======       =======

                               NONINTEREST INCOME

The following table summarizes non-interest income for the periods indicated and expresses the amounts as a percentage of average assets (dollar amounts in thousands):

                                             Quarter Ended     Nine Months Ended
                                             September 30,       September 30,
                                            2000      1999      2000      1999
Components of Noninterest Income
   Gain on sale of loans                    $ 60      $129      $241      $197
   Service fees on deposit accounts          125       115       399       279
   Loan Servicing fees                        16        43        55        75
   Gain on Sale of BancData Solutions          0         0       906         0
   Other                                      53        11       162       156
                                            ----      ----      ----      ----

                                            $254      $298  $   1763      $707
                                            ====      ====      ====      ====

                                                 Quarter Ended        Nine Months Ended
                                                  September 30,         September 30,
                                                 2000       1999       2000       1999
As a percent of average assets (annualized)
   Gain on sale of loans                          .29%       .73%       .39%       .37%
   Service fees on deposit accounts               .60%       .65%       .65%       .52%
   Loan servicing fees                            .08%       .24%       .09%       .14%
   Gain on Sale of BancData Solutions               0%         0%      1.46%         0%
   Other                                          .26%       .06%       .26%       .29%
                                                 ----       ----       ----       ----

                                                 1.23%      1.68%      2.85%      1.32%
                                                 ====       ====       ====       ====

                              NONINTEREST EXPENSES

The following table summarizes non-interest expenses and the associated ratios to average assets for the periods indicated (dollar amounts in thousands):

                                                Quarter Ended              Nine Months Ended
                                                September 30,                September 30,
                                             2000           1999          2000          1999
Components of noninterest expense
   Salaries                                 $   592       $   463       $  1,592       $ 1,267
   Employee benefits                            108           138            562           377
   Occupancy expense                             63            51            150           140
   Furniture and equipment expense               64            42            165           122
   Professional services                        173           217            860           466
   Stationary and supplies                       36            24            100            69
   Promotional expenses                          25            15             65            47
   Data processing fees                         102            84            332           301
   Regulatory assessments                         7             6             22            16
   Other                                        151           100            516           298
                                            -------       -------       --------       -------

   Total other expenses                     $ 1,321       $ 1,140       $  4,364       $ 3,103
                                            =======       =======       ========       =======

As a percent of average assets (annualized)
   Salaries                                   2.87%         2.61%          2.57%         2.38%
   Employee benefits                           .52%          .78%           .91%          .71%
   Occupancy expense                           .31%          .29%           .24%          .26%
   Furniture and equipment expense             .31%          .24%           .27%          .23%
   Professional services                       .84%         1.22%          1.39%          .88%
   Stationary and supplies                     .18%          .14%           .16%          .13%
   Promotional expenses                        .12%          .08%           .11%          .09%
   Data processing fees                        .50%          .47%           .54%          .56%
   Regulatory assessments                      .03%          .03%           .04%          .03%
   Other                                       .73%          .56%           .83%          .56%
                                            ------        ------        -------        ------

                                              6.41%         6.42%          7.06%         5.83%
                                            ======        ======        =======        ======

                                    LIQUIDITY

Liquidity is the Company's ability to absorb fluctuations in deposits while simultaneously providing for the credit needs of its borrowers. The objective in liquidity management is to balance the sources and uses of funds. Primary sources of liquidity for the Company include payments of principal and interest on loans and investments, proceeds from the sale or maturity of loans and investments, growth in deposits, and other borrowings. The Company holds overnight federal funds as a cushion for temporary liquidity needs. During the nine months ended September 30, 2000 federal funds sold averaged $6.0 million, or 7.3% of total average assets. In addition to its federal funds, the Company maintains various lines of credit with correspondent banks, and the Federal Home Loan Bank of San Francisco.

At September 30, 2000, the Company had cash, time deposits with banks, federal funds sold, and un-pledged investment securities of approximately $31.0 million, or 33.3% of total assets. This represented all available liquid assets.

Several methods are used to measure liquidity. One method is to measure the balance between loans and deposits (gross loans divided by total deposits). In general, the closer this ratio is to 100%, the more reliant an institution becomes on its illiquid loan portfolio to absorb temporary fluctuations in deposit levels. At September 30, 2000, the loan-to-deposit ratio was 63.1% as compared to 75.7% at December 31, 1999.

As of September 30, 2000, the Company had no material commitments that were expected to adversely impact liquidity.

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

The Bank monitors its interest rate risk on a monthly basis through the use of a model, which calculates the effect on earnings of changes in the prevailing market interest rate. The model converts a prevailing market interest rate change into rate changes for each major class of asset and liability, then simulates the bank's net interest margin based on the bank's actual repricing over a one year period, assuming that maturities are reinvested in instruments identical to those maturing during the period. At September 30, 2000, assuming the effect of a 2% increase or decrease in prevailing market interest rates, the increase in economic value of equity was approximately $6,261,000 and $8,464,000, respectively. This represents a net economic value ratio of 12.59% and 14.40%, respectively, as compared to the Bank's net economic value ratio of 6.76% at September 30, 2000. The net portfolio value ratio represents the effect of a 2% increase or decrease in prevailing market interest rates of total stockholders equity divided by total assets. These forecasted results fall within the Bank's asset/liability policy guidelines of 7% to 20%.

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

                  Nine Months Ended               Year Ended
                 September 30, 2000            December 31, 1999

                        7.44%                        8.48%

Regulatory authorities have issued guidelines to implement risk-based capital requirements. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Total capital is classified into two components: Tier 1 (primarily shareholder's equity) and Tier 2 (supplementary capital including allowance for possible credit losses, certain preferred stock, eligible subordinated debt, and other qualifying instruments). The guidelines require that total capital be 8% of risk-based assets, of which at least 4% must be Tier 1 capital. As of September 30, 2000, the Company's total capital ratio was 11.38% and its Tier 1 capital ratio was 10.27%. In addition, the Company, under the guidelines established for adequately capitalized institutions, must also maintain a minimum leverage ratio (Tier 1 capital divided by total assets) of 4%. As of September 30, 2000, the Company's leverage ratio was 7.44%. It is the Company's intention to maintain risk-based capital ratios at levels characterized as "well-capitalized" for banking organizations: Tier 1 risk-based capital of 6 percent or above and total risk-based capital at 10 percent or above.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

Item       Description

2          Plan of Reorganization and Agreement of Merger
           Dated December 1, 1999
           Filed as exhibit to Form S-4 dated October 20, 1999
3(i)       Articles of Incorporation
           Filed as exhibit to Form S-4 dated October 20, 1999
3(ii)      Bylaws
           Filed as exhibit to Form S-4 dated October 20, 1999
10(i)      Plan document for the Redlands Centennial Bank Employee Stock
           Ownership Plan
10(ii)(A)  1. Employment Contract of Douglas C. Spencer, dated September 10,
           1997 Filed as exhibit to Form S-4 dated October 20, 1999
           2. Salary Continuation Agreement of Douglas C. Spencer, dated March 17, 1998
           Filed as exhibit to Form S-4 dated October 20, 1999
           3. Employment Agreement of Roy D. Lewis, dated March 20, 1998 Filed as exhibit to Form S-4 dated October 20, 1999
           4. Employment Agreement of Anne E. Sanders, dated March 20, 1998 Filed as exhibit to Form S-4 dated October 20, 1999
           5. Redlands Centennial Bank 1990 Stock Option Plan and Addendums Filed as exhibit to Form S-4 dated October 20, 1999
10(I) Redlands Centennial Bank Employee Stock Ownership Plan, dated February 1, 2000
           Filed as exhibit to Form 10-QSB dated May 12, 2000
27         Financial Data Schedule

(B) REPORTS ON FORM 8-K

The Company filed no reports on Form 8-K during the third quarter of 2000.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTENNIAL FIRST FINANCIAL SERVICES
(REGISTRANT)


Date: November 14, 2000      /s/ Beth Sanders
                             ---------------------------------------
                             Beth Sanders
                             Chief Financial Officer
                             (Principal Accounting Officer and officer
                              authorized to sign on behalf of the registrant)