Form 10KSB40
period 2000-12-31
CENTENNIAL FIRST FINANCIAL SERVICES
filed 2001-03-30
CIK 1097081

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                   FORM 10-KSB


               /X/ Annual report under Section 13 or 15(d) of the
                 Securities Exchange Act of 1934 for fiscal year
                             ended DECEMBER 31, 2000

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

Revenues for the year ended December 31, 2000.    $10,030,000.

As of March 1, 2001, the Company had 717,472 shares of common stock outstanding. The aggregate market value of voting stock held by non-affiliates of the Company was $12,555,760, based on the most recent over the counter price of $17.50 per share on March 1, 2001.

The following documents are incorporated by reference to the parts indicated of this Form 10-KSB:

1. Portions of the Registrant's Registration Statement filed on March 21, 2001 are incorporated by reference herein with regards to Items1 through 4 and 5 through 12 of this Form 10-KSB.
2. Portions of the Registrant's Definitive Proxy Materials filed on March 26, 2001 are incorporated by reference herein with regards to Item 10 of this Form 10-KSB.

                        FORM 10-KSB CROSS REFERENCE INDEX

                                                                                            PAGE
PART I
ITEM 1    Business                                                                           2
ITEM 2    Properties                                                                         2
ITEM 3    Legal Proceedings                                                                  2
ITEM 4    Submission of Matters to a Vote of Security Holders                                2

PART II
ITEM 5    Market for the Company's Common Stock and Related
              Stockholder Matters                                                            2
ITEM 6    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                      3
ITEM 7    Financial Statements and Supplementary Data                                        3
ITEM 8    Changes in and Disagreements with Accountants and Financial Disclosure             3

PART III
ITEM 9    Directors, Executive Officers, Promoters and Control Persons: Compliance
              with Section 16(a) of the Exchange Act                                         3
ITEM 10   Executive Compensation                                                             3
ITEM 11   Security Ownership of Certain Beneficial Owners and Management                     3
ITEM 12   Certain Relationships and Related Transactions                                     3
ITEM 13   Exhibits, Financial Statement Schedules, and Reports on Form 8-K                   4
          Signatures                                                                         5

                                     PART I

ITEM 1. BUSINESS

         The response to this Item required by Item 101 of Regulation S-B incorporates by reference the information under various captions on pages 43 through 58 of the Company's registration statement filed on March 21, 2001.

ITEM 2. PROPERTIES

         The response to this Item required by Item 102 of Regulation S-B incorporates by reference the information under the caption "PROPERTIES" on page 46 of the Company's registration statement filed on March 21, 2001.

ITEM 3. LEGAL PROCEEDINGS

         The response to this Item required by Item 103 of Regulation S-B incorporates by reference the information under the caption "LEGAL PROCEEDINGS" on pages 46 and 47 of the Company's registration statement filed on March 21, 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

         The response to this Item required by Item 201 of Regulation S-B incorporates by reference the information under the caption "MARKET PRICES" and "DIVIDEND POLICY" on page 13 and "LIMITS ON DIVIDENDS AND OTHER PAYMENTS" on page 55 and 56 of the Company's registration statement filed on March 21, 2001.

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

         The response to this Item required by Item 303 of Regulation S-B incorporates by reference the information under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION" on pages 22 through 46 of the Company's registration statement filed on March 21, 2001.


ITEM 7. FINANCIAL STATEMENTS

         The response to this Item required by Item 310 of Regulation S-B incorporates by reference the information under the caption "INDEPENDENT AUDITORS' REPORT" on page F-1 through F-30 of the Company's registration statement filed on March 21, 2001.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

         The Company had no disagreements with its independent accountants on any matter of accounting principles, practices or financial statement disclosure during 2000 or 1999.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The response to this Item required by Item 401 of Regulation S-B incorporates by reference the information under the caption "BOARD OF DIRECTORS" and "EXECUTIVE OFFICERS" on pages 59 and 60 of the Company's registration statement filed on March 21, 2001.


ITEM 10. EXECUTIVE COMPENSATION

         The response to this Item required by Item 402 of Regulation S-B incorporates by reference the information under the caption "SUMMARY COMPENSATION TABLE" on page 61 and "EMPLOYMENT AGREEMENTS" on pages 63 through 64 of the Company's registration statement filed on March 21, 2001. The response to this Item required by Item 402 of Regulation S-B also incorporates by reference the information under the caption "COMPENSATION OF DIRECTORS" on pages 11 and 12 of the Company's definitive proxy statement filed on March 26, 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The response to this Item required by Item 403 of Regulation S-B incorporates by reference the information under the caption "SECURITIES OWNERSHIP" on pages 67 and 68 of the Company's registration statement filed on March 21, 2001.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The response to this Item required by Item 404 of Regulation S-B incorporates by reference the information under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" on page 69 of the Company's registration statement filed on March 21, 2001.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)      EXHIBITS

ITEM              DESCRIPTION
2                 1. Plan of Reorganization and Agreement of Merger
                  Dated December 1, 1999
                  Filed as exhibit to Form S-4 dated October 20, 1999
3(i)              Articles of Incorporation
                  Filed as exhibit to Form S-4 dated October 20, 1999
3(ii)             Bylaws
                  Filed as exhibit to Form S-4 dated October 20, 1999
10(i)             Plan document for the Redlands Centennial Bank Employee Stock Ownership Plan
10(ii)(A)         1.  Employment Contract of Douglas C. Spencer, dated September 10, 1997
                  Filed as exhibit to Form S-4 dated October 20, 1999
                  2. Salary Continuation Agreement of Douglas C. Spencer, dated
                  March 17, 1998 Filed as exhibit to Form S-4 dated October 20,
                  1999 3. Employment Agreement of Roy D. Lewis, dated March 20,
                  1998 Filed as exhibit to Form S-4 dated October 20, 1999 4.
                  Employment Agreement of Anne E. Sanders, dated March 20, 1998
                  Filed as exhibit to Form S-4 dated October 20, 1999 5.
                  Redlands Centennial Bank 1990 Stock Option Plan and Addendums
                  Filed as exhibit to Form S-4 dated October 20, 1999 6.
                  Employment Agreement of Timothy Walbridge, dated August 31,
                  2000 Filed as exhibit to Form SB-2 dated March 21, 2001 7.
                  Salary Continuation Agreement of Timothy Walbridge, dated
                  August 31, 2000 Filed as exhibit to Form SB-2 dated March 21,
                  2001 8. Brea Branch Lease, dated September 20, 2000 Filed as exhibit to Form SB-2 dated March 21, 2001 9. Form of
                  Indemnification Agreement Filed as exhibit to Form SB-2 dated
                  March 21, 2001 10. Stock Purchase Agreement for Palomar
                  Community Bank dated December 1, 2000
10(I)             Redlands Centennial Bank Employee Stock Ownership Plan, dated
                  February 1, 2000 Filed as exhibit to Form 10-QSB dated May 12,
                  2000
11                Statement Reference Computation of Per Share Earnings
21                Subsidiaries
23                1. Consent of Hutchinson and Bloodgood LLP, dated March 20, 2001
                  Filed as exhibit to Form SB-2 dated March 21, 2001 2. Consent of Arthur Anderson LLP, dated March 19, 2001 Filed as exhibit to Form SB-2 dated March 21, 2001
99                Subscription Application
                  Filed as exhibit to Form SB-2 dated March 21, 2001

(B)      REPORTS ON FORM 8-K

The Company filed a Form 8-K on December 5, 2000.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March 2001.


                                       By /s/ Douglas C. Spencer
                                          ------------------------------------
                                       Douglas C. Spencer
                                       President and CEO
                                       Principal Executive Officer
                                       Director


                                       By /s/ Beth Sanders
                                          ------------------------------------
                                       Beth Sanders
                                       Chief Financial Officer
                                       Principal Financial Officer
                                       Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of March, 2001.


/s/ Patrick J. Meyer                      /s/ Irving M. Feldkamp
------------------------------------      ------------------------------------
Patrick J. Meyer                          Irving M. Feldkamp
Chairman of the Board                     Director


/s/ Bruce J. Bartells                     /s/ Larry Jacinto
------------------------------------      ------------------------------------
Bruce J. Bartells                         Larry Jacinto
Director                                  Director


/s/ Douglas C. Spencer                    /s/ Ronald J. Jeffrey
------------------------------------      ------------------------------------
Douglas C. Spencer                        Ronald J. Jeffrey
Director                                  Director


/s/ Carole H. Beswick                     /s/ William A. McCalmon
------------------------------------      ------------------------------------
Carole H. Beswick                         William A. McCalmon
Director                                  Director


                                          /s/ Douglas F. Welebir
                                          ------------------------------------
                                          Douglas F. Welebir
                                          Director