Form 10KSB40/A
period 2000-12-31
CENTENNIAL FIRST FINANCIAL SERVICES
filed 2001-05-02
CIK 1097081

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                  FORM 10-KSB/A


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

1. Portions of the Registrant's Registration Statement filed on March 21, 2001 are incorporated by reference herein with regards to Items1 through 5 and 8 through 12 of this Form 10-KSB/A.
2. Portions of the Registrant's Definitive Proxy Materials filed on March 26, 2001 are incorporated by reference herein with regards to Item 10 of this Form 10-KSB/A.

                        FORM 10-KSB CROSS REFERENCE INDEX

                                                                                                                     PAGE
PART I
ITEM 1            Business                                                                                            2
ITEM 2            Properties                                                                                          2
ITEM 3            Legal Proceedings                                                                                   2
ITEM 4            Submission of Matters to a Vote of Security Holders                                                 2

PART II
ITEM 5            Market for the Company's Common Stock and Related
                      Stockholder Matters                                                                             2
ITEM 6            Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                                       2
ITEM 7            Financial Statements and Supplementary Data                                                         3

ITEM 8            Changes in and Disagreements with Accountants and Financial Disclosure                              3

PART III
ITEM 9            Directors, Executive Officers, Promoters and Control Persons: Compliance
                      with Section 16(a) of the Exchange Act                                                          3
ITEM 10           Executive Compensation                                                                              3
ITEM 11           Security Ownership of Certain Beneficial Owners and Management                                      4
ITEM 12           Certain Relationships and Related Transactions                                                      4
ITEM 13           Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                    4
                  Signatures                                                                                          5


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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

         Certain statements in this Form 10-KSB/A, including without limitation statements containing the words "believes," "anticipates," "intends," "expects," "pro forma" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic conditions in the Company's market areas; variances in interest rates; changes in or amendments to regulatory authorities' capital requirements or other regulations applicable to the Company, increased competition for loans and deposits; and other factors referred to elsewhere in this Form 10-KSB/A. Given these uncertainties, shareholders are cautioned not to place undue reliance on forward-looking statements. The Company disclaims any obligation to update and such factors which are not considered to be material or to publicly announce the result of any revisions to any of the forward-looking statements included herein which are not considered to be material to reflect future events or developments except as required by federal securities laws.

         The response to this Item required by Item 303 is contained in Exhibit
99.29 of this filing.


ITEM 7. FINANCIAL STATEMENTS

         The response to this Item required by Item 310 of Regulation S-B is contained in Exhibit 99.30 of this filing.


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
                  Filed as exhibit to Form S-4 dated October 20, 1999
                  2. Salary Continuation Agreement of Douglas C. Spencer, dated
                  March 17, 1998 Filed as exhibit to Form S-4 dated October 20,
                  1999
                  3. Employment Agreement of Roy D. Lewis, dated March 20, 1998
                  Filed as exhibit to Form S-4 dated October 20, 1999
                  4. Employment Agreement of Anne E. Sanders, dated March 20,
                  1998 Filed as exhibit to Form S-4 dated October 20, 1999
                  5. Redlands Centennial Bank 1990 Stock Option Plan and
                  Addendums Filed as exhibit to Form S-4 dated October 20, 1999
                  6. Employment Agreement of Timothy Walbridge, dated August 31,
                  2000 Filed as exhibit to Form SB-2 dated March 21, 2001
                  7. Salary Continuation Agreement of Timothy Walbridge, dated
                  August 31, 2000 Filed as exhibit to Form SB-2 dated March 21,
                  2001
                  8. Brea Branch Lease, dated September 20, 2000 Filed as
                  exhibit to Form SB-2 dated March 21, 2001
                  9. Form of Indemnification Agreement Filed as exhibit to Form
                  SB-2 dated March 21, 2001
                  10. Stock Purchase Agreement for Palomar Community Bank Dated
                  December 1,2000
10(I)             Redlands Centennial Bank Employee Stock Ownership Plan, dated February 1, 2000
                  Filed as exhibit to Form 10-QSB dated May 12, 2000
11                Statement Reference Computation of Per Share Earnings
21                Subsidiaries
23                Consent of Hutchinson and Bloodgood LLP, dated
                  April 30, 2001
99                1. 99.29 Management's Discussion & Analysis of Financial Condition and Results of
                  Operations
                  2. 99.30 Financial Statements of Centennial First Financial Services for the
                  years ended December 31, 2000 and 1999

(B)      REPORTS ON FORM 8-K

The Company filed a Form 8-K on December 5, 2000.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April 2001.

                                    By
                                     /s/ DOUGLAS C. SPENCER
                                    -----------------------
                                    Douglas C. Spencer
                                    President and CEO
                                    Principal Executive Officer
                                    Director


                                    By
                                     /s/ BETH SANDERS
                                    -----------------
                                    Beth Sanders
                                    Chief Financial Officer
                                    Principal Financial Officer
                                    Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of April, 2001.


/s/ PATRICK J. MEYER                       /s/ IRVING M. FELDKAMP
-------------------------------------      -------------------------------------
Patrick J. Meyer                           Irving M. Feldkamp
Chairman of the Board                      Director

                                           /s/ LARRY JACINTO
-------------------------------------      -------------------------------------
Bruce J. Bartells                          Larry Jacinto
Director                                   Director

/s/ DOUGLAS C. SPENCER
-------------------------------------      -------------------------------------
Douglas C. Spencer                         Ronald J. Jeffrey
Director                                   Director

/s/ CAROLE H. BESWICK                      /s/ WILLIAM A. MCCALMON
-------------------------------------      -------------------------------------
Carole H. Beswick                          William A. McCalmon
Director                                   Director

                                           -------------------------------------
                                           Douglas F. Welebir
                                           Director