Form 10QSB
period 2001-03-31
CENTENNIAL FIRST FINANCIAL SERVICES
filed 2001-05-14
CIK 1097081

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-QSB

/x/	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

/ /	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

For the period from                to

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

    Check whether the issuer: (1) filed all reports required to be filed by Telephone: (909) 798-3611 Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock, 719,401 shares (March 31, 2001)

    Transitional Small Business Disclosure Format: Yes / /  No /x/

FORM 10-QSB CROSS REFERENCE INDEX

		Page
PART I
ITEM 1	Financial Statements	3-7
ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	8-19
PART II
ITEM 1	Legal Proceedings	20
ITEM 2	Changes in Securities and Use of Proceeds	20
ITEM 3	Defaults Upon Senior Securities	20
ITEM 4	Submission of Matters to a Vote of Security Holders	20
ITEM 5	Other Information	20
ITEM 6	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	20-21
	Signatures	22

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

March 31, 2001 and December 31, 2000

Dollar amounts in thousands

	2001	2000
	(Unaudited)
ASSETS
Cash and due from banks	$9,666	$8,339
Federal funds sold	12,080	7,370

Total cash and cash equivalents	21,746	15,709
Interest-bearing deposits in financial institutions	4,820	4,780
Investment securities, available for sale	9,168	9,429
Federal Home Loan Bank stock, at cost	52	52
Loans, net	61,700	58,774
Accrued interest receivable	463	485
Premises and equipment, net	2,709	2,309
Other assets	3,153	2,573

Total assets	$103,811	$94,111

LIABILITIES
Deposits:
Noninterest-bearing	$28,319	$23,896
Interest-bearing and NOW accounts	33,768	29,284
Savings	7,805	9,499
Time deposits $100,000 or greater	16,732	13,304
Other time deposits	9,252	10,398

Total deposits	95,876	86,381
Accrued interest payable	361	292
Other liabilities	309	568

Total liabilities	96,546	87,241

STOCKHOLDERS' EQUITY
Common stock, $4 stated value; authorized 10,000,000 shares, issued and outstanding 719,401 and 692,269 shares at March 31, 2001 and December 31, 2000, respectively	2,878	2,769
Additional paid-in capital	3,021	2,959
Retained earnings	1,331	1,184
Accumulated other comprehensive income (loss)	35	(42)

Total stockholders' equity	7,265	6,870

Total liabilities and stockholders' equity	$103,811	$94,111

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

Three Months Ended March 31, 2001 and 2000

Dollars in thousands except for per share amounts

	2001	2000
	(Unaudited)	(Unaudited)
Interest income:
Interest and fees on loans	$1,930	$1,602
Deposits in financial institutions	73	54
Federal funds sold	95	24
Investments	133	108

Total interest income	2,231	1,788

Interest expense:
Demand and savings deposits	290	176
Time deposits $100,000 or greater	213	140
Other time deposits	133	146
Interest expense on borrowed funds	—	17

Total interest expense	636	479

Net interest income	1,595	1,309
Provision for loan losses	20	110

Net interest income after provision for loan losses	1,575	1,199

Other income:
Customer service fees	141	155
Gain from sale of loans	59	66
Gain (loss) from sale of investment securities	1	—
Other income	124	48

Total other income	325	269

Other expenses:
Salaries and wages	755	455
Employee benefits	136	203
Net occupancy expense and equipment	247	85
Other operating expense	491	468

Total other expenses	1,629	1,211

Income before provision for income taxes	271	257
Provision for income taxes	89	83

Net income	$182	$174

Basic earnings per share	$.26	$.25

Diluted earnings per share	$.25	$.23

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Three Months Ended March 31, 2001 and 2000

Dollars in thousands

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, DECEMBER 31, 1999	$2,708	$2,660	$1,165	$(205)	$6,328
Comprehensive income:
Net income	—	—	174	—	174
Change in net unrealized gain on investment securities available for sale, after tax effects	—	—	—	15	15

Total comprehensive income					189

Stock and cash dividend	135	412	(584)	—	(37)
Exercise of stock options	24	16	—	—	40
Repurchase and retirement of common stock	(174)	(193)	(270)	—	(637)

BALANCE, MARCH 31, 2000 (Unaudited)	$2,693	$2,895	$485	$(190)	$5,883

BALANCE, DECEMBER 31, 2000	$2,769	$2,959	$1,184	$(42)	$6,870
Comprehensive income:
Net income	—	—	182	—	182
Change in net unrealized gain (loss) on investment securities available for sale, after tax effects	—	—	—	77	77

Total comprehensive income					259

Cash dividend			(35)		(35)
Exercise of stock options	109	62	—	—	171

BALANCE, MARCH 31, 2001 (Unaudited)	$2,878	$3,021	$1,331	$35	$7,265

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2001 and 2000

Dollars in thousands

	2001	2000
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$182	$174
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	102	67
Provision for loan losses	20	110
Gain from sale of loans	(59)	(66)
Amortization of deferred loan fees	(92)	(85)
Deferred income tax benefit	(216)	(30)
Amortization of premiums (discounts) on investment securities available for sale	(33)	3
(Increase) decrease in cash surrender value of life insurance	9	(11)
Decrease (increase) in assets:
Accrued interest receivable	22	3
Other assets	(436)	(162)
Increase (decrease) in liabilities:
Accrued interest payable	69	67
Other liabilities	(259)	(41)

Net cash provided by (used in) operating activities	(691)	29

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits in financial institutions	(40)	195
Net sales, maturities and (purchases) of available-for-sale securities	423	162
Net increase in loans	(2,798)	(3,405)
Proceeds from sale of repossessed assets	14	—
Additions to bank premises and equipment	(502)	(111)

Net used in investing activities	(2,903)	(3,159)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand and savings deposits	$7,213	$(899)
Net increase in time deposits	2,282	1,862
Proceeds from Federal Home Loan Bank borrowings	—	3,000
Cash dividends paid in lieu of fractional shares	—	(3)
Cash dividends paid	(35)	(34)
Payments to acquire common stock and stock options	—	(637)
Proceeds from exercise of stock options	171	40

Net cash provided by financing activities	9,631	3,329

Net increase in cash and cash equivalents	6,037	199
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,709	7,380

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,746	$7,579

SUPPLEMENTARY INFORMATION
Interest paid	$567	$412

Income taxes paid	$175	$90

CENTENNIAL FIRST FINANCIAL SERVICES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The unaudited consolidated financial information included herein has been prepared in conformity with the accounting principles and practices in Centennial First Financial Services Corporation's ("the Company") consolidated financial statements included in the Annual Report for the year ended December 31, 2000. The accompanying interim consolidated financial statements contained herein are unaudited. However, in the opinion of the Company, all adjustments, consisting of normal recurring items necessary for a fair presentation of the operating results for the periods shown, have been made. The results of operations for the three months ended March 31, 2001 may not be indicative of operating results for the year ending December 31, 2001. Certain prior year and prior quarter amounts have been reclassified to conform to current classifications. Cash and cash equivalents consist of cash, due from banks, and federal funds sold.

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

    The weighted-average number of shares used in computing basic and diluted earnings per share are as follows:

In thousands

	Three Months Ended March 31,
	2001	2000
Basic shares	698	705
Dilutive effect of stock options	25	53
Diluted shares	723	758

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Centennial First Financial Services (the "Company") is the holding company for Redlands Centennial Bank in Redlands, California. This discussion focuses primarily on the results of operations of the Company on a consolidated basis for the three months ended March 31, 2001 and the financial condition of the Company as of that date.

    The following discussion presents information pertaining to the financial condition and results of operations of the Company and its subsidiary and should be read in conjunction with the financial statements and notes thereto presented in this 10-QSB. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

    Certain matters discussed in this report are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the competitive environment and its impact on the Company's net interest margin, changes in interest rates, asset quality risks, concentrations of credit and the economic health of the San Bernardino Area and Southern California, volatility of rate sensitive deposits, asset/liability matching risks, the dilutive impact which might occur upon the issuance of new shares of common stock and liquidity risks. Therefore, the matters set forth below should be carefully considered when evaluating the Company's business and prospects. For additional information concerning these risks and uncertainties, please refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

OVERVIEW

EARNINGS SUMMARY

    The Company reported net income of $182,000, or $0.26 per share basic and $0.25 per share diluted, for the first quarter of 2001. This compares to net income of $174,000, or $0.25 per share basic and $0.23 per share diluted, for the same period in 2000. Growth in average loans as a percentage of earning assets continued to positively impact the net interest margin during the three months ended March 31, 2001.

    Return on average assets and return on average equity for the first quarter of 2001 were .73% and 10.14% respectively, as compared to 0.95% and 11.87%, respectively, for the same period of 2000.

LOANS HELD FOR INVESTMENT

    Net loans held for investment increased by $2.9 million, or 5%, during the first three months of 2001 as demand for commercial, real estate construction and development loans increased. The following table sets forth the amount of total loans outstanding by category as of the dates indicated (dollar amounts in thousands):

	March 31, 2001		December 31, 2000
Real estate loans
Construction and development	$16,586	26.35%	$14,358	23.91%
Mortgage loans	15,586	24.77%	16,272	27.11%
Commercial loans	23,305	37.03%	21,583	35.96%
Automobile loans	2,994	4.76%	3,036	5.06%
Indirect loans	951	1.51%	1,063	1.77%
Equity loans	1,847	2.93%	1,887	3.14%
Consumer and other loans	1,666	2.65%	1,827	3.05%

	62,935	100.00%	60,026	100.00%
Unearned income	(370)		(384)
Allowance for loan losses	(865)		(868)

	$61,700		$58,774

    In the normal practice of extending credit, the Company accepts real estate collateral on loans that have primary sources of repayment from commercial operations. The total amount of loans secured by real estate equaled $39.3 million, or 62.4% of the total portfolio as of March 31, 2001. Due to the Company's limited marketing area, its real estate collateral is primarily concentrated in the San Bernardino Area and Southern California. The Company believes that its prudent underwriting standards for real estate secured loans provide an adequate safeguard against declining real estate prices that may affect a borrower's ability to liquidate the property and repay the loan. However, no assurance can be given that real estate values will not decline and impair the value of the security for loans held by the Company.

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

    As of March 31, 2001, the Company had non-performing assets in the amount of $387,000 of which $146,000 were loan guarantees by the Small Business Administration. The Company had $75,000 of loans 90 days or more past due and still accruing at March 31, 2001. The following table sets forth the balance of non-performing assets as of the dates indicated (dollar amounts in thousands):

	March 31, 2001	December 31, 2000
Nonaccrual loans	$312	$37
Loans 90 days or more past due and still accruing	75	75

	$387	$112

Allowance for loan losses	20	$868
Ratio of total nonperforming assets to total assets	.37%	.27%
Ratio of total nonperforming assets to total loans	.62%	.42%
Ratio of total nonperforming assets to total allowance for loan losses	44.74%	12.90%

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

    In determining the adequacy of its ALL and after carefully analyzing each loan individually, the Company segments its loan portfolio into pools of homogeneous loans that share similar risk factors. Each pool is given a risk assessment factor that largely reflects the expected future losses from each category. These risk assessment factors change as economic conditions shift and actual loan losses are recorded. As of March 31, 2001, the ALL of $865,000, or 1.38% of total loans was determined by management to be adequate against foreseeable future losses. No assurance can be given that non-performing loans will not increase or that future losses will not exceed the amount of the ALL.

    The following table summarizes, for the periods indicated, loan balances at the end of each period and average balances during the period, changes in the ALL arising from credit losses, recoveries of credit losses previously incurred, additions to the ALL charged to operating expense, and certain ratios relating to the ALL (dollar amounts in thousands):

	At and for the Year Ended Ended March 31, 2001	At and for the Three Months Ended December 31, 2000
ALLOWANCE FOR LOAN LOSSES:
Allowance for loan losses balance, beginning of period	$868	$581

Loans charged off:
Real estate	—	7
Commercial	—	345
Consumer	23	—
Lease financing	—	6
Credit card and related accounts	1	5

Total	24	363

Actual credit recoveries:
Real estate	—	—
Commercial	—	8
Consumer	1	10
Lease financing	—	—
Credit card and related accounts	—	2

Total	1	20

Net credit losses	(23)	(343)
Provision charged to expense	20	630

Balance at end of period	$865	$868

RATIOS:
Loans outstanding at end of period, net of unearned income	$62,565	$59,642
Average loans outstanding for the period	$62,986	$55,822
Ratio of net loans charged off (recovered) to average loans outstanding	0.04%	.62%
Ratio of allowance for loan losses to loans at end of period	1.38%	1.45%

    The Company provided $20,000 to the allowance for loan losses during the first quarter of 2001 as compared to $110,000 made during the first quarter of 2000. For the three months ended March 31, 2001, the allowance for loan losses was $865,000 as compared to $690,000 during the same period of 2000. The provisions during the three months ended March 31, 2001 were recorded as a prudent measure, based upon growth in the loan portfolio, as well as, an atypical credit loss experienced by the Company involving one loan.

    The following table sets forth the allocation of the ALL as of the dates indicated (dollar amounts in thousands):

	March 31, 2001		December 31, 2000
	ALL	% of Category to Total Loans	ALL	% of Category to Total Loans
Commercial loans	$323	37.03%	$265	35.96%
Real estate loans	292	51.12%	157	51.03%
Consumer loans	98	9.20%	41	9.97%
Not allocated	152	2.65%	405	3.04%

	$865	100.00%	$868	100.00%

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

INVESTMENTS

    The following tables set forth the amortized cost and approximate market value of investment securities as of the dates indicated (dollar amounts in thousands):

	March 31, 2001
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
Mortgage-backed securities	$4,678	$31	$—	$4,709
Obligations of states and local governments	4,031	25	—	4,056
U.S. Treasury Obligations	401	2	—	403
Federal Home Loan Bank stock	52	—	—	52

	$9,162	$58	$—	$9,220

	December 31, 2000
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
Mortgage-backed securities	$5,072	$—	$28	$5,044
Obligations of states and local governments	4,027	—	43	3,984
U.S. Treasury Obligations	402	—	1	401
Federal Home Loan Bank stock	210	—	—	210

	$9,711	$—	$345	$9,639

DEPOSITS/OTHER BORROWINGS

    Total consolidated deposits increased by $9.4 million or 10.9% during the three months ended March 31, 2001.

    Rates paid on deposits decreased during the three months ended March 31, 2001 contributing to the decrease in the cost of funds of interest bearing deposits to 3.84% during the three months ended March 31, 2001 from 3.95% for the year ended December 31, 2000.

    The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated (dollar amount in thousands):

	Three Months Ended March 31, 2001		Year Ended December 31, 2000
	Average Balance	Average Rate	Average Balance	Average Rate
Interest Bearing Liabilities:
Demand deposits	$24,528	—	$19,180	—

Interest bearing demand deposits	8,825	1.18%	10,131	1.17%
Money market deposits	25,627	3.40%	13,611	4.04%
Savings deposits	7,751	2.32%	9,609	2.49%
Time deposits of $100,000 or more	14,443	6.04%	12,859	5.65%
Time deposits under $100,000	9,595	5.38%	11,590	5.61%

Total interest-bearing deposits	66,241	3.84%	57,800	3.95%

	$90,769	2.80%	$76,980	2.97%

    The following table sets forth the time remaining to maturity of the Company's time deposits in amounts of $100,000 or more (in thousands):

	March 31, 2001	December 31, 2000
Three months or less	$4,934	$4,596
After three months to six months	3,129	4,179
After six months to one year	7,408	3,288
After one year	1,261	1,241

Total	$16,732	$13,304

RESULTS OF OPERATIONS

NET INTEREST INCOME/NET INTEREST MARGIN

    Net interest income for the quarter ended March 31, 2001 was $1,595,000, an increase of 21.8% over the net interest income of $1,309,000 during the same period of 2000. The increase was primarily due to the growth in average loans, our expanded market area, and continued strong economic conditions in the Company's market areas.

    The following table sets forth average assets, liabilities, and shareholders' equity; the amount of interest income or interest expense; and the average yield or rate for each category of interest-bearing assets and interest-bearing liabilities and the net interest margin (net interest income divided by average earning assets) for the periods indicated (dollar amounts in thousands):

	Quarter Ended March 31,
	2001			2000
	Average Balance	Interest Earned/ Paid	Average Interest Rate	Average Balance	Interest Earned/ Paid	Average Interest Rate
Interest-Earning Assets:
Federal funds sold	$7,165	$95	5.30%	$1,758	$24	5.46%
Interest-bearing deposits in financial institutions	4,794	73	6.09%	3,583	54	6.03%
Investment securities
Taxable	5,947	93	6.26%	4,041	78	7.72%
Non-taxable	3,676	40	4.35%	3,657	30	3.28%

Total investments	21,582	301	5.58%	13,039	186	5.71%
Loans	62,986	1,930	12.26%	55,545	1,586	11.42%

Total interest earning assets	$84,568	$2,231	10.55%	$68,58	$1,772	10.33%

	Quarter Ended March 31,
	2001			2000
	Average Balance	Interest Earned/ Paid	Average Interest Rate	Average Balance	Interest Earned/ Paid	Average Interest Rate
Interest Bearing Liabilities:
Demand deposits	$24,528	$—	—	$18,213	$—	—

Interest bearing demand deposits	8,825	26	1.18%	9,262	26	1.12%
Money market deposits	25,627	218	3.40%	10,049	80	3.18%
Savings deposits	7,751	45	2.32%	10,705	70	2.62%
Time deposits of $100,000 or more	14,443	218	6.04%	10,845	140	5.16%
Time deposits under $100,000	9,595	129	5.38%	11,302	146	5.17%

Total interest bearing deposits	66,241	636	3.84%	52,163	462	3.54%

Other borrowings	—	—	—	1,116	17	6.09%

Total deposits and other borrowings	$90,769	$636	2.80%	$71,492	$479	2.68%

Average rate excluding demand deposits			3.84%			3.60%

Net interest income		$1,595			$1,293

Net interest margin			7.54%			7.54%

    Although the Company's Reference interest rate decreased 200 basis points during the first three months of 2001, the net interest margin remained strong at 7.54% during the first quarter of 2001,

which was unchanged from the same quarter of 2000. The average interest rate earned on average earning assets increased 22 basis points from March 31, 2000 to March 31, 2001. The average interest rate paid for interest-bearing deposits increased 30 basis points for the same period. This increase in rates paid was concentrated in promotional money market accounts and promotional certificates of deposits. Net interest income for the first quarter of 2001 was $302,000, or 23% higher than the same period last year. The increase was primarily attributable to increased volume in average loans as a percentage of earning assets. The increase in average loans was largely due to the expanded market areas and continued strong economic conditions in the Company's market areas.

    The following table presents the dollar amount of changes in interest earned and interest paid for each major category of interest-earning assets and liabilities, and shareholders' equity; the amount of interest income or interest expense; and the average yield or rate for each category of interest-bearing assets and interest-bearing liabilities and the net interest margin (net interest income divided by average earning assets) for the periods indicated (dollar amounts in thousands):

	Quarter Ended March 31, 2001 Compared to Quarter Ended March 31, 2000
	Increase (decrease) due to change in:
	Average Volume	Average Rate	Average Rate/ Volume	Total
Increase (decrease) in interest income
Federal funds sold	$589	$(2)	$(516)	71
Interest-bearing deposits in financial institutions	85	2	(68)	19
Investment securities	93	(2)	(66)	25
Loans	625	1,083	(1,380)	328

Total	1,392	1,081	(2,030)	443

Increase (decrease) in interest expense
Interest bearing demand deposits	(17)	5	12	—
Money market deposits	500	23	(385)	138
Savings deposits	(54)	(29)	58	(25)
Time deposits of $100,000 or more	(56)	92	42	78
Time deposits under $100,000	209	31	(257)	(17)
Other borrowings	(183)	(183)	349	(17)

Total	399	(61)	(181)	157

Total change in net interest income	$993	$1,142	$(1,849)	$286

NONINTEREST INCOME

    The following table summarizes non-interest income for the periods indicated and expresses the amounts as a percentage of average assets (dollar amounts in thousands):

	Three Months Ended March 31, 2001	Three Months Ended March 31, 2000
Components of Noninterest Income
Gain on sale of loans	$59	$66
Service fees on deposit accounts	141	132
Loan Servicing fees	42	23
Other	83	48

	$325	$269

	Three Months Ended March 31, 2001	Three Months Ended March, 31 2000
As a percent of average assets (annualized)
Gain on sale of loans	.30%	.34%
Service fees on deposit accounts	.72%	.67%
Loan servicing fees	.21%	.12%
Other	.42%	.24%

	1.65%	1.37%

NONINTEREST EXPENSES

    The following table summarizes non-interest expenses and the associated ratios to average assets for the periods indicated (dollar amounts in thousands):

	Three Months Ended March 31, 2001	Three Months Ended March 31, 2000
Components of noninterest expense
Salaries	$755	$455
Employee benefits	136	203
Occupancy expense	145	38
Furniture and equipment expense	102	48
Professional services	112	101
Stationary and supplies	47	36
Promotional expenses	29	35
Data processing fees	71	117
Regulatory assessments	6	7
Other	226	171

Total other expenses	$1,629	$1,211

As a percent of average assets (annualized)
Salaries	3.84%	2.32%
Employee benefits	.69%	1.03%
Occupancy expense	.74%	.19%
Furniture and equipment expense	.52%	.24%
Professional services	.57%	.51%
Stationary and supplies	.24%	.18%
Promotional expenses	.15%	.18%
Data processing fees	.36%	.60%
Regulatory assessments	.03%	.04%
Other	1.15%	.87%

	8.29%	6.16%

    Significant increases were seen in the areas of Salaries and Occupancy Expenses from March 31, 2000 to March 31, 2001, due to the start up costs associated with the opening of our Brea Branch and a separate facility for our Real Estate/Construction Loan Department.

LIQUIDITY

    Liquidity is the Company's ability to absorb fluctuations in deposits while simultaneously providing for the credit needs of its borrowers. The objective in liquidity management is to balance the sources and uses of funds. Primary sources of liquidity for the Company include payments of principal and interest on loans and investments, proceeds from the sale or maturity of loans and investments, growth in deposits, and other borrowings. The Company holds overnight federal funds as a cushion for temporary liquidity needs. During the three months ended March 31, 2001 federal funds sold averaged $7.2 million, or 7.2% of total average assets. In addition to its federal funds, the Company maintains various lines of credit with correspondent banks, and the Federal Home Loan Bank of San Francisco.

    At March 31, 2001, the Company had cash, time deposits with banks, federal funds sold, and un-pledged investment securities of approximately $30.2 million, or 29% of total assets. This represented all available liquid assets.

    Several methods are used to measure liquidity. One method is to measure the balance between loans and deposits (gross loans divided by total deposits). In general, the closer this ratio is to 100%, the more reliant an institution becomes on its illiquid loan portfolio to absorb temporary fluctuations in deposit levels. At March 31, 2001, the loan-to-deposit ratio was 65.3% as compared to 69.5% at December 31, 2000.

    As of March 31, 2001, the Company had no material commitments, which were expected to adversely impact liquidity.

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

    The Bank monitors its interest rate risk on a monthly basis through the use of a model, which calculates the effect on earnings of changes in the prevailing market interest rate. The model converts a prevailing market interest rate change into rate changes for each major class of asset and liability, then simulates the bank's net interest margin based on the bank's actual repricing over a one year period, assuming that maturities are reinvested in instruments identical to those maturing during the period. At March 31, 2001, assuming the effect of a 2% increase or decrease in prevailing market interest rates, the increase in economic value of equity was approximately $1,005,000 and $937,000, respectively. This represents a net economic value ratio of 15.76% and 17.06%, respectively, as compared to the Bank's net economic value ratio of 17.43% at March 31, 2001. The net portfolio value ratio represents the effect of a 2% increase or decrease in prevailing market interest rates of total stockholders equity divided by total assets. These forecasted results fall within the Bank's asset/liability policy guidelines of 7% to 20%.

    The Company has no sources of revenues or liquidity other than dividends, tax equalization payments or management fees from the Bank. The ability of the Bank to pay such items to the Company is subject to limitations under state and Federal law.

CAPITAL RESOURCES

    The principal source of capital for the Company is and will continue to be the retention of operating profits. The ratios of equity to average assets for the periods indicated are set forth below.

Three Months Ended March 31, 2001	Year Ended December 31, 2000
7.25%	8.12%

    Regulatory authorities have issued guidelines to implement risk-based capital requirements. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Total capital is classified into two components: Tier 1 (primarily shareholder's equity) and Tier 2 (supplementary capital including allowance for possible credit losses, certain preferred stock, eligible subordinated debt, and other qualifying instruments). The guidelines require that total capital be 8% of risk-based assets, of which at least 4% must be Tier 1 capital. As of March 31, 2001, the Company's total capital ratio was 11.24% and its Tier 1 capital ratio was 10.04%. In addition, the Company, under the guidelines established for adequately capitalized institutions, must also maintain a minimum leverage ratio (Tier 1 capital divided by total assets) of 4%. As of March 31, 2001, the Company's leverage ratio was 7.25%. It is the Company's intention to maintain risk-based capital ratios at levels characterized as "well-capitalized" for banking organizations: Tier 1 risk-based capital of 6 percent or above and total risk-based capital at 10 percent or above.

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.  OTHER INFORMATION

    As previously reported, on December 1, 2000, the Company signed a Definitive Agreement whereby Centennial First would purchase 100% of the shares of Palomar Community Bank, Escondido, California, in a cash transaction totaling $10.5 million. In connection with the proposed acquisition, the Company will be offering $6 million of its common stock to residents of the State of California. As such, on March 21, 2001, the Company filed a Form SB-2 with the Securities and Exchange Commission. On May 2, 2001, the Company filed Form SB-2 Pre-effective Amendment #1.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)
EXHIBITS

Item	Description
2	Plan of Reorganization and Agreement of Merger Dated December 1, 1999 Filed as exhibit to Form S-4 dated October 20, 1999
3(i)	Articles of Incorporation Filed as exhibit to Form S-4 dated October 20, 1999
3(ii)	Bylaws Filed as exhibit to Form S-4 dated October 20, 1999
10(i)	Plan document for the Redlands Centennial Bank Employee Stock Ownership Plan, dated February 1, 2000 Filed as an exhibit to Form 10-QSB dated May 12, 2000
10(ii)(A)	1. Employment Contract of Douglas C. Spencer, dated September 10, 1997 Filed as exhibit to Form S-4 dated October 20, 1999
2. Salary Continuation Agreement of Douglas C. Spencer, dated March 17, 1998 Filed as exhibit to Form S-4 dated October 20, 1999
3. Employment Agreement of Roy D. Lewis, dated March 20, 1998 Filed as exhibit to Form S-4 dated October 20, 1999
4. Employment Agreement of Anne E. Sanders, dated March 20, 1998 Filed as exhibit to Form S-4 dated October 20, 1999
5. Redlands Centennial Bank 1990 Stock Option Plan and Addendums Filed as exhibit to Form S-4 dated October 20, 1999
6. Employment Agreement of Timothy Walbridge, dated August 31, 2000 Filed as an exhibit to Form SB-2 dated March 21, 2001
7. Salary Continuation Agreement of Timothy Walbridge, dated August 31, 2000 Filed as an exhibit to Form SB-2 dated March 21, 2001

8. Brea Branch Lease, dated September 20, 2000 Filed as an exhibit to Form SB-2 dated March 21, 2001
9. Form of Indemnification Agreement Filed as an exhibit to Form SB-2 dated March 21, 2001
10. Stock Purchase Agreement for Palomar Community Bank Filed as an exhibit to Form SB-2 dated March 21, 2001
10(I)	Redlands Centennial Bank Employee Stock Ownership Plan, dated February 1, 2000 Filed as exhibit to Form 10-QSB dated May 12, 2000
23	1. Consent of Hutchinson and Bloodgood LLP, dated March 20, 2001 Filed as an exhibit to Form SB-2 dated March 21, 2001
2. Consent of Arthur Andersen LLP, dated March 19, 2001 Filed as an exhibit to Form SB-2 dated March 21, 2001
3. Consent of Hutchinson and Bloodgood LLP, dated April 30, 2001 Filed as an exhibit to Form 10-KSB/A dated May 2, 2001
99	1. 99.29 Management's Discussion & Analysis of Financial Condition and Results of Operations Filed as an exhibit to Form 10-KSB/A dated May 2, 2001
2. 99.30 Financial Statements of Centennial First Financial Services for the years ended December 31, 2000 and 1999 Filed as an exhibit to Form 10-KSB/A dated May 2, 2001
(B)
REPORTS ON FORM 8-K

    The Company filed no reports on Form 8-K during the first quarter of 2001.

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTENNIAL FIRST FINANCIAL SERVICES (REGISTRANT)

Date: May 11, 2001	/s/ BETH SANDERS Beth Sanders Chief Financial Officer (Principal Accounting Officer and officer authorized to sign on behalf of the registrant)

QuickLinks

FORM 10-QSB CROSS REFERENCE INDEX
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES