Form 10KSB/A
period 2000-12-31
CENTENNIAL FIRST FINANCIAL SERVICES
filed 2001-06-20
CIK 1097081

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                  FORM 10-KSB/A
                                   AMENDMENT 2

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

                        FORM 10-KSB CROSS REFERENCE INDEX

                                                                                                                     PAGE
PART I
ITEM 1            Business                                                                                            2
ITEM 2            Properties                                                                                          2
ITEM 3            Legal Proceedings                                                                                   2
ITEM 4            Submission of Matters to a Vote of Security Holders                                                 2

PART II
ITEM 5            Market for the Company's Common Stock and Related
                      Stockholder Matters                                                                             2
ITEM 6            Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                                       2
ITEM 7            Financial Statements and Supplementary Data                                                         3

ITEM 8            Changes in and Disagreements with Accountants and Financial Disclosure                              3

PART III
ITEM 9            Directors, Executive Officers, Promoters and Control Persons: Compliance
                      with Section 16(a) of the Exchange Act                                                          3
ITEM 10           Executive Compensation                                                                              3
ITEM 11           Security Ownership of Certain Beneficial Owners and Management                                      4
ITEM 12           Certain Relationships and Related Transactions                                                      4
ITEM 13           Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                    5
                  Signatures                                                                                          6


                                     PART I

ITEM 1. BUSINESS

         The response to this Item required by Item 101 of Regulation S-B incorporates by reference the information under various captions on pages 64 through 67 of the Company's amended registration statement filed on June 15, 2001.

ITEM 2. PROPERTIES

         The response to this Item required by Item 102 of Regulation S-B incorporates by reference the information under the caption "PROPERTIES" on page 67 of the Company's amended registration statement filed on June 15, 2001.

ITEM 3. LEGAL PROCEEDINGS

         The response to this Item required by Item 103 of Regulation S-B incorporates by reference the information under the caption "LEGAL PROCEEDINGS" on pages 67 and 68 of the Company's amended registration statement filed on June 15, 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

         The response to this Item required by Item 201 of Regulation S-B incorporates by reference the information under the caption "MARKET PRICES" and "DIVIDEND POLICY" on page 16 and "LIMITS ON DIVIDENDS AND OTHER PAYMENTS" on page 122 of the Company's amended registration statement filed on June 15, 2001.

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

                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The response to this Item required by Item 401 of Regulation S-B incorporates by reference the information under the caption "BOARD OF DIRECTORS" and "EXECUTIVE OFFICERS" on pages 69 and 70 of the Company's amended registration statement filed on June 15, 2001.

ITEM 10. EXECUTIVE COMPENSATION

         The response to this Item required by Item 402 of Regulation S-B incorporates by reference the information under the caption "SUMMARY COMPENSATION TABLE" on page 71 and "EMPLOYMENT AGREEMENTS" on pages 73 through 74 of the Company's amended registration statement filed on June 15, 2001. The response to this Item required by Item 402 of Regulation S-B also incorporates by reference the information under the caption "COMPENSATION OF DIRECTORS" on pages 11 and 12 of the Company's definitive proxy statement filed on March 26, 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The response to this Item required by Item 403 of Regulation S-B incorporates by reference the information under the caption "SECURITIES OWNERSHIP" on pages 77 and 78 of the Company's amended registration statement filed on June 15, 2001.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The response to this Item required by Item 404 of Regulation S-B incorporates by reference the information under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" on page 79 of the Company's amended registration statement filed on June 15, 2001.

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
                  Filed as exhibit to Form S-4 dated October 20, 1999
                  2. Salary Continuation Agreement of Douglas C. Spencer, dated
                  March 17, 1998 Filed as exhibit to Form S-4 dated October 20,
                  1999
                  3. Employment Agreement of Roy D. Lewis, dated March 20, 1998
                  Filed as exhibit to Form S-4 dated October 20, 1999
                  4. Employment Agreement of Anne E. Sanders, dated March 20,
                  1998 Filed as exhibit to Form S-4 dated October 20, 1999
                  5. Redlands Centennial Bank 1990 Stock Option Plan and
                  Addendums Filed as exhibit to Form S-4 dated October 20, 1999
                  6. Employment Agreement of Timothy Walbridge, dated August 31,
                  2000 Filed as exhibit to Form SB-2 dated March 21, 2001
                  7. Salary Continuation Agreement of Timothy Walbridge, dated
                  August 31, 2000 Filed as exhibit to Form SB-2 dated March 21,
                  2001
                  8. Brea Branch Lease, dated September 20, 2000 Filed as
                  exhibit to Form SB-2 dated March 21, 2001
                  9. Form of Indemnification Agreement Filed as exhibit to Form
                  SB-2 dated March 21, 2001
                  10. Stock Purchase Agreement for Palomar Community Bank Dated
                  December 1,2000
10(I)             Redlands Centennial Bank Employee Stock Ownership Plan, dated February 1, 2000
                  Filed as exhibit to Form 10-QSB dated May 12, 2000
11                Statement Reference Computation of Per Share Earnings
                  (Filed as exhibit to Form 10-KSB/A May 2, 2001)
21                Subsidiaries (Filed as exhibit to Form 10-KSB/A May 2, 2001)
23                Consent of Hutchinson and Bloodgood LLP, dated
                  April 30, 2001 (Filed as exhibit to Form 10-KSB/A May 2, 2001)
99                1. 99.29 Management's Discussion & Analysis of Financial Condition and Results of
                  Operations (Filed herewithin)
                  2. 99.30 Financial Statements of Centennial First Financial Services for the
                  years ended December 31, 2000 and 1999 (Filed as exhibit to Form 10-KSB/A
                  May 2, 2001)

(B)      REPORTS ON FORM 8-K

The Company filed a Form 8-K on December 5, 2000.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of June 2001.

                                    By
                                     /s/ DOUGLAS C. SPENCER
                                    -----------------------
                                    Douglas C. Spencer
                                    President and CEO
                                    Principal Executive Officer
                                    Director


                                    By
                                     /s/ BETH SANDERS
                                    -----------------
                                    Beth Sanders
                                    Chief Financial Officer
                                    Principal Financial Officer
                                    Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 20th day of June, 2001.


/s/ PATRICK J. MEYER                       /s/ IRVING M. FELDKAMP
-------------------------------------      -------------------------------------
Patrick J. Meyer                           Irving M. Feldkamp
Chairman of the Board                      Director

                                           /s/ LARRY JACINTO
-------------------------------------      -------------------------------------
Bruce J. Bartells                          Larry Jacinto
Director                                   Director

/s/ DOUGLAS C. SPENCER
-------------------------------------      -------------------------------------
Douglas C. Spencer                         Ronald J. Jeffrey
Director                                   Director

/s/ CAROLE H. BESWICK                      /s/ WILLIAM A. MCCALMON
-------------------------------------      -------------------------------------
Carole H. Beswick                          William A. McCalmon
Director                                   Director

/s/ JAMES R. APPLETON
-------------------------------------      -------------------------------------
James R. Appleton                          Douglas F. Welebir
Director                                   Director

/s/ STANLEY C. WEISSER
-------------------------------------
Stanley C. Weisser
Director