Form 10QSB/A
period 2001-03-31
CENTENNIAL FIRST FINANCIAL SERVICES
filed 2001-06-20
CIK 1097081

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-QSB/A

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

FORM 10-QSB CROSS REFERENCE INDEX

		Page
PART I
ITEM 1	Financial Statements	3-7
ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	8-20
PART II
ITEM 1	Legal Proceedings	21
ITEM 2	Changes in Securities and Use of Proceeds	21
ITEM 3	Defaults Upon Senior Securities	21
ITEM 4	Submission of Matters to a Vote of Security Holders	21
ITEM 5	Other Information	21
ITEM 6	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	21-22
	Signatures	23

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

    As of March 31, 2001, the Company had non-performing assets in the amount of $387,000 of which $146,000 were loan guarantees by the Small Business Administration. The Company had $75,000 of loans 90 days or more past due and still accruing at March 31, 2001. The following table sets forth the balance of non-performing assets as of the dates indicated (dollar amounts in thousands):

	March 31, 2001	December 31, 2000
Nonaccrual loans	$312	$37
Loans 90 days or more past due and still accruing	75	75

	$387	$112

Allowance for loan losses	865	$868
Ratio of total nonperforming assets to total assets	.37%	.27%
Ratio of total nonperforming assets to total loans	.62%	.42%
Ratio of total nonperforming assets to total allowance for loan losses	44.74%	12.90%

ALLOWANCE FOR LOAN LOSSES

    The Company maintains an allowance for loan losses ("ALL"), which is reduced by credit losses and increased by credit recoveries, and provisions to the ALL charged against operations. Provisions to the ALL and the total of the ALL are based, among other factors, upon the Company's credit loss experience, current economic conditions, the performance of loans within the portfolio, evaluation of loan collateral value, and the prospects or worth of respective borrowers and guarantors.

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

	At and for the Year Ended Ended March 31, 2001	At and for the Three Months Ended December 31, 2000
ALLOWANCE FOR LOAN LOSSES:
Allowance for loan losses balance, beginning of period	$868	$581

Loans charged off:
Real estate	—	7
Commercial	—	345
Consumer	23	—
Lease financing	—	6
Credit card and related accounts	1	5

Total	24	363

Actual credit recoveries:
Real estate	—	—
Commercial	—	8
Consumer	1	10
Lease financing	—	—
Credit card and related accounts	—	2

Total	1	20

Net credit losses	(23)	(343)
Provision charged to expense	20	630

Balance at end of period	$865	$868

RATIOS:
Loans outstanding at end of period, net of unearned income	$62,565	$59,642
Average loans outstanding for the period	$62,986	$55,822
Ratio of net loans charged off (recovered) to average loans outstanding	0.04%	.62%
Ratio of allowance for loan losses to loans at end of period	1.38%	1.45%

    The following table sets forth the allocation of the ALL as of the dates indicated (dollar amounts in thousands):

	March 31, 2001		December 31, 2000
	Allowance for Loan Losses	Ratio of Loan Category to Outstanding Total Loans	Allowance for Loan Losses	Ratio of Loan Category to Outstanding Total Loans
Real estate—construction	$200	26%	$182	24%
Real estate—SBA (unguaranteed)	35	5%	23	5%
Real estate—SBA (guaranteed)	—	3%	—	3%
Real estate—other	63	17%	105	19%
Commercial loans	327	37%	332	34%
Commercial SBA (unguaranteed)	2	—	2	1%
Commercial SBA (guaranteed)	—	—	—	1%
Automobile-direct/indirect	46	6%	22	7%
Auto insurance reserve	—	—	—	—
Equity loans	9	3%	9	3%
Consumer & other	31	3%	13	3%
Not allocated	152	—	180	—

Total allowance for loan losses	$865	100%	$868	100%
Total loans (net of Unearned income)	$62,565		$52,963

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

    The "not allocated" category of the allowance for loan losses was $152,000 at March 31, 2001 versus $180,000 at December 31,2000. This decrease, in conjunction with the corresponding increase in the allocated portion of the allowance for loan losses, primarily in the "commercial" and "real estate" categories, resulted from the declining economic conditions.

    Centennial First's methodology for assessing the appropriateness of the allowance consists of two key elements. The first element is the allocated portion of the allowance, which includes specific allowances for identified problem loans, and a loan portfolio formula allowance. The second element is the unallocated allowance, which supplements the allocated portion. The unallocated allowance includes management's judgmental determination of the loan loss allowance necessary to provide for loan concentrations, economic uncertainties and other subjective factors; and correspondingly, the relationship of the unallocated allowance to the total allowance may fluctuate from period to period.

    The provision and allowance for loan losses also includes anticipated loan losses on commitments to extend credit. The provision for loan losses is calculated on the same basis for undisbursed commitments to extend credit as it is for disbursed loans. At March 31, 2001, and December 31, 2000, the allowance for loan losses for undisbursed commitments to extend credit was included as part of the total allowance for loan losses as the amounts related to loan commitments were determined to be immaterial.

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

    The following table sets forth average assets, liabilities, and shareholders' equity; the amount of interest income or interest expense; and the average yield or rate for each category of interest-bearing assets and interest-bearing liabilities and the net interest margin (net interest income divided by average earning assets) for the periods indicated (dollar amounts in thousands):

	Quarter Ended March 31,
	2001			2000
	Average Balance	Interest Earned/ Paid	Average Interest Rate	Average Balance	Interest Earned/ Paid	Average Interest Rate
Interest-Earning Assets:
Federal funds sold	$7,165	$95	5.30%	$1,758	$24	5.46%
Interest-bearing deposits in financial institutions	4,794	73	6.09%	3,583	54	6.03%
Investment securities
Taxable	5,947	93	6.26%	4,041	78	7.72%
Non-taxable	3,676	40	4.35%	3,657	30	3.28%

Total investments	21,582	301	5.58%	13,039	186	5.71%
Loans	62,986	1,930	12.26%	55,545	1,602	11.54%

Total interest earning assets	$84,568	$2,231	10.55%	$68,584	$1,788	10.43%

	Quarter Ended March 31,
	2001			2000
	Average Balance	Interest Earned/ Paid	Average Interest Rate	Average Balance	Interest Earned/ Paid	Average Interest Rate
Interest Bearing Liabilities:
Demand deposits	$24,528	$—	—	$18,213	$—	—

Interest bearing demand deposits	8,825	26	1.18%	9,262	26	1.12%
Money market deposits	25,627	218	3.40%	10,049	80	3.18%
Savings deposits	7,751	45	2.32%	10,705	70	2.62%
Time deposits of $100,000 or more	14,443	218	6.04%	10,845	140	5.16%
Time deposits under $100,000	9,595	129	5.38%	11,302	146	5.17%

Total interest bearing deposits	66,241	636	3.84%	52,163	462	3.54%

Other borrowings	—	—	—	1,116	17	6.09%

Total deposits and other borrowings	$90,769	$636	2.80%	$71,492	$479	2.68%

Average rate excluding demand deposits			3.84%			3.60%

Net interest income		$1,595			$1,293

Net interest margin			7.54%			7.54%

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

    The Bank monitors its interest rate risk on a monthly basis through the use of a model, which calculates the effect on earnings of changes in the prevailing market interest rate. The model converts a prevailing market interest rate change into rate changes for each major class of asset and liability, then simulates the bank's net interest margin based on the bank's actual repricing over a one year period, assuming that maturities are reinvested in instruments identical to those maturing during the period. At March 31, 2001, assuming the effect of a 2% increase or decrease in prevailing market interest rates, the increase (decrease) in economic value of equity was approximately $863,000 and $(899,000), respectively. This represents a net economic value ratio of (15.76)% and 17.06%, respectively, as compared to the Bank's net economic value ratio of 17.43% at March 31, 2001. The net portfolio value ratio represents the effect of a 2% increase or decrease in prevailing market interest rates of total stockholders equity divided by total assets. These forecasted results fall within the Bank's asset/liability policy guidelines of 7% to 20%.

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

CENTENNIAL FIRST FINANCIAL SERVICES (REGISTRANT)

Date: June 19, 2001	/s/ BETH SANDERS Beth Sanders Chief Financial Officer (Principal Accounting Officer and officer authorized to sign on behalf of the registrant)

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