Form 10QSB
period 2001-06-30
CENTENNIAL FIRST FINANCIAL SERVICES
filed 2001-08-14
CIK 1097081

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-QSB
U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

/x/	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2001
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

Check whether the issuer: (1) filed all reports required to be filed by Telephone: (909) 798-3611 Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock, 719,401 shares (June 30,2001).

Transitional Small Business Disclosure Format: Yes / /  No /x/

FORM 10-QSB

CROSS REFERENCE INDEX

		Page
PART I
ITEM 1	Financial Statements	2-6
ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	7-20
PART II
ITEM 1	Legal Proceedings	22
ITEM 2	Changes in Securities and Use of Proceeds	22
ITEM 3	Defaults Upon Senior Securities	22
ITEM 4	Submission of Matters to a Vote of Security Holders	22
ITEM 5	Other Information	23
ITEM 6	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	23
	Signatures	24

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
June 30, 2001 and December 31, 2000

Dollar amounts in thousands	2001	2000
	(Unaudited)
ASSETS
Cash and due from banks	$12,054	$8,339
Federal funds sold	6,825	7,370

Total cash and cash equivalents	18,879	15,709
Interest-bearing deposits in financial institutions	4,087	4,780
Investment securities, available for sale	13,479	9,429
Federal Home Loan Bank stock, at cost	68	52
Loans, net	66,760	58,774
Accrued interest receivable	454	485
Premises and equipment, net	2,545	2,309
Other assets	2,801	2,573

Total assets	$109,073	$94,111

LIABILITIES
Deposits:
Noninterest-bearing	$29,614	$23,896
Interest-bearing and NOW accounts	35,146	29,284
Savings	9,797	9,499
Time deposits $100,000 or greater	17,710	13,304
Other time deposits	8,820	10,398

Total deposits	101,087	86,381
Accrued interest payable	229	292
Other liabilities	256	568

Total liabilities	101,572	87,241

STOCKHOLDERS' EQUITY
Common stock, $4 stated value; authorized 10,000,000 shares, issued and outstanding 719,401 and 692,269 shares at June 30, 2001 and December 31, 2000, respectively	2,878	2,769
Additional paid-in capital	3,021	2,959
Retained earnings	1,567	1,184
Accumulated other comprehensive income (loss)	35	(42)

Total stockholders' equity	7,501	6,870

Total liabilities and stockholders' equity	$109,073	$94,111

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
Three and Six Months Ended June 30, 2001 and 2000

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands except for per share amounts
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)
Interest income:
Interest and fees on loans	$1,923	$1,709	$3,853	$3,311
Deposits in financial institutions	61	49	134	103
Federal funds sold	89	83	184	107
Investments	144	107	277	215

Total interest income	2,217	1,948	4,448	3,736

Interest expense:
Demand and savings deposits	202	178	492	354
Time deposits $100,000 or greater	225	176	448	316
Other time deposits	127	165	251	311
Interest expense on borrowed funds	—	29	—	46

Total interest expense	555	548	1,191	1,027

Net interest income	1,662	1,400	3,257	2,709
Provision for loan losses	30	470	50	580

Net interest income after provision for loan losses	1,632	930	3,207	2,129

Other income:
Customer service fees	145	142	286	274
Gain from sale of loans	140	116	199	181
Gain from sale of investment securities	—	—	1	—
Gain on sale of investment in BancData Solutions	—	906	—	906
Other income	159	75	283	148

Total other income	444	1,239	769	1,509

Other expenses:
Salaries and wages	838	543	1,593	1,000
Employee benefits	121	254	257	454
Net occupancy expense and equipment	235	103	482	188
Other operating expense	522	931	1,013	1,401

Total other expenses	1,716	1,831	3,345	3,043

Income before provision for income taxes	360	338	631	595
Provision for income taxes	124	118	213	201

Net income	$236	$220	$418	$394

Basic earnings per share	$.33	$.33	$.59	$.58

Diluted earnings per share	$.32	$.29	$.57	$.52

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Six Months Ended June 30, 2001 and 2000

Dollars in thousands	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, DECEMBER 31, 1999	$2,708	$2,660	$1,165	$(205)	$6,328
Comprehensive income:
Net income	—	—	394	—	394
Change in net unrealized gain on investment securities available for sale, after tax effects	—	—	—	(12)	(12)

Total comprehensive income					382

Stock and cash dividend	135	412	(584)	—	(37)
Exercise of stock options	26	16	—	—	42
Repurchase and retirement of common stock	(178)	(203)	(270)	—	(651)

BALANCE, JUNE 30, 2000	$2,691	$2,885	$705	$(217)	$6,064

(Unaudited)
BALANCE, DECEMBER 31, 2000	$2,769	$2,959	$1,184	$(42)	$6,870
Comprehensive income:
Net income	—	—	418	—	418
Change in net unrealized gain (loss) on investment securities available for sale, after tax effects	—	—	—	77	77

Total comprehensive income					495

Cash dividend			(35)		(35)
Exercise of stock options	109	62	—	—	171

BALANCE, JUNE 30, 2001	$2,878	$3,021	$1,567	$35	$7,501

(Unaudited)

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2001

Dollars in thousands	2001	2000
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$418	$394
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	219	142
Provision for loan losses	50	580
Gain from sale of loans	(199)	(181)
Amortization of deferred loan fees	(200)	(187)
Deferred income tax benefit	(136)	24
Amortization of premiums (discounts) on investment securities available for sale	30	3
Gain on sale of BancData investment	—	(906)
Increase in cash surrender value of life insurance	(17)	(28)
Decrease (increase) in assets:
Accrued interest receivable	31	(53)
Other assets	(194)	13
Increase (decrease) in liabilities:
Accrued interest payable	(63)	130
Other liabilities	(313)	452

Net cash provided by (used in) operating activities	(374)	383

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in interest-bearing deposits in financial institutions	693	400
Net sales, maturities and (purchases) of available-for-sale securities	(3,550)	330
Proceeds from sale of repossessed assets	412	—
Net increase in loans	(7,632)	(2,836)
Purchases of Federal home Loan Bank stock	(16)	—
Purchases of Pacific Coast Bankers' Bank stock	(350)	—
Proceeds from sale of investment in BancData Solutions	—	1,219
Net additions to bank premises and equipment	(456)	(294)

Net used in investing activities	(11,299)	(1,181)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand and savings deposits	$11,879	$5,823
Net increase in time deposits	2,828	5,870
Cash dividends paid	(35)	(34)
Cash dividends paid in lieu of fractional shares	—	(3)
Payments to acquire common stock and stock options	—	(651)
Proceeds from exercise of stock options	171	42

Net cash provided by financing activities	14,843	11,047

Net increase in cash and cash equivalents	3,170	10,249
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	15,709	7,380

CASH AND CASH EQUIVALENTS AT END OF YEAR	$18,879	$17,629

SUPPLEMENTARY INFORMATION
Interest paid	$1,254	$897

Income taxes paid	$280	$179

CENTENNIAL FIRST FINANCIAL SERVICES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The unaudited consolidated financial information included herein has been prepared in conformity with the accounting principles and practices in Centennial First Financial Services Corporation's ("the Company") consolidated financial statements included in the Annual Report for the year ended December 31, 2000. The accompanying interim consolidated financial statements contained herein are unaudited. However, in the opinion of the Company, all adjustments, consisting of normal recurring items necessary for a fair presentation of the operating results for the periods shown, have been made. The results of operations for the six months ended June 30, 2001 may not be indicative of operating results for the year ending December 31, 2001. Certain prior year and prior quarter amounts have been reclassified to conform to current classifications. Cash and cash equivalents consist of cash, due from banks, and federal funds sold.

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

    The weighted-average number of shares used in computing basic and diluted earnings per share are as follows:

	Three Months Ended June 30,
In thousands
	2001	2000
Basic shares	705	702
Dilutive effect of stock options	25	54
Diluted shares	729	756
	Six Months Ended June 30,
In thousands
	2001	2000
Basic shares	705	702
Dilutive effect of stock options	25	54
Diluted shares	729	756

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS

    Centennial First Financial Services (the "Company") is the holding company for Redlands Centennial Bank in Redlands, California. This discussion focuses primarily on the results of operations of the Company on a consolidated basis for the six months ended June 30, 2001 and the financial condition of the Company as of that date.

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

OVERVIEW

EARNINGS SUMMARY

    The Company reported net income of $236,000, or $0.33 per share basic and $0.32 per share diluted, for the second quarter of 2001. This compares to net income of $220,000, or $0.33 per share basic and $0.29 per share diluted for the second quarter of 2000.

    For the six months ended June 30, 2001, the Company reported net income of $418,000, or $0.59 per share basic and $0.57 per share diluted, for the first six months of 2001. This compares to net income of $394,000, or $0.58 per share basic and $0.52 per share diluted, for the same period in 2000. Growth in average loans as a percentage of earning assets continued to positively impact the net interest margin during the six months ended June 30, 2001.

    Return on average assets and return on average equity for the second quarter of 2001 were .91% and 12.79% respectively, as compared to 1.07% and 14.24%, respectively, for the same period of 2000. Return on average assets and return on average equity for the six months ended June 30, 2001 were .83% and 11.48% respectively, compared to .98% and 12.90% for the same period of 2000.

LOANS HELD FOR INVESTMENT

    Net loans held for investment increased by $8.0 million, or 13.3%, during the first six months of 2001 as demand for commercial, real estate construction and development loans increased. The following table sets forth the amount of total loans outstanding by category as of the dates indicated (dollar amounts in thousands):

	June 30, 2001		December 31, 2000
Real estate loans
Construction and development	$18,821	27.64%	$14,358	23.91%
Mortgage loans	16,531	24.28%	16,272	27.11%
Commercial loans	25,485	37.43%	21,583	35.96%
Automobile loans	2,927	4.30%	3,036	5.06%
Indirect loans	824	1.21%	1,063	1.77%
Equity loans	1,968	2.89%	1,887	3.14%
Consumer and other loans	1,534	2.25%	1,827	3.05%

	68,090	100.00%	60,026	100.00%
Unearned income	(453)		(384)
Allowance for loan losses	(877)		(868)

	$66,760		$58,774

    In the normal practice of extending credit, the Company accepts real estate collateral on loans that have primary sources of repayment from commercial operations. The total amount of loans secured by real estate equaled $45 million, or 66.5% of the total portfolio as of June 30, 2001. Due to the Company's limited marketing area, its real estate collateral is primarily concentrated in Southern California. The Company believes that its prudent underwriting standards for real estate secured loans provide an adequate safeguard against declining real estate prices that may affect a borrower's ability to liquidate the property and repay the loan. However, no assurance can be given that real estate values will not decline and impair the value of the security for loans held by the Company.

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

    As of June 30, 2001, the Company had non-performing assets in the amount of $355,000 of which $158,000 were loans guaranteed by the Small Business Administration. The Company had no loans

90 days or more past due and still accruing at June 30, 2001. The following table sets forth the balance of non-performing assets as of the dates indicated (dollar amounts in thousands):

	June 30, 2001	December 31, 2000
Nonaccrual loans	$355	$37
Loans 90 days or more past due and still accruing	—	75

	$355	$112

Allowance for loan losses	$877	$868
Ratio of total nonperforming assets to total assets	.80%	.27%
Ratio of total nonperforming assets to total loans	.52%	.42%
Ratio of total nonperforming assets to total allowance for loan losses	40.48%	12.90%

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

    In determining the adequacy of its ALL and after carefully analyzing each loan individually, the Company segments its loan portfolio into pools of homogeneous loans that share similar risk factors. Each pool is given a risk assessment factor that largely reflects the expected future losses from each category. These risk assessment factors change as economic conditions shift and actual loan losses are recorded. As of June 30, 2001, the ALL of $877,000, or 1.30% of total loans was determined by management to be adequate against foreseeable future losses. No assurance can be given that non-performing loans will not increase or that future losses will not exceed the amount of the ALL.

    The following table summarizes, for the periods indicated, loan balances at the end of each period and average balances during the period, changes in the ALL arising from credit losses, recoveries of credit losses previously incurred, additions to the ALL charged to operating expense, and certain ratios relating to the ALL (dollar amounts in thousands):

	At and for the Six Months Ended June 30, 2001	At and for the Year Ended December 31, 2000
ALLOWANCE FOR LOAN LOSSES:
Allowance for loan losses balance, beginning of period	$868	$581

Loans charged off:
Real estate	—	7
Commercial	7	345
Consumer	34	—
Lease financing	—	6
Credit card and related accounts	4	5

Total	45	363

Actual credit recoveries:
Real estate	—	—
Commercial	1	8
Consumer	3	10
Lease financing	—	—
Credit card and related accounts	—	2

Total	4	20

Net credit losses	(41)	(343)
Provision charged to expense	50	630

Balance at end of period	$877	$868

RATIOS:
Loans outstanding at end of period, net of unearned income	$67,637	$59,642
Average loans outstanding for the period	$63,412	$55,822
Ratio of net loans charged off (recovered) to average loans outstanding	0.07%	.62%
Ratio of allowance for loan losses to loans at end of period	1.30%	1.45%

    The Company provided $30,000 to the allowance for loan losses during the second quarter of 2001 as compared to $470,000 made during the second quarter of 2000. For the six months ended June 30, 2001, the provision for loan losses was $50,000 as compared to $580,000 during the same period of 2000. The provision during the second quarter of 2001 was deemed acceptable by management corresponding to the growth and risk of the loan portfolio generally, and specifically. The provision for the second quarter ended June 30, 2000 was recorded as a prudent measure, based upon growth in the loan portfolio, as well as, an atypical credit loss experienced by the Company involving one loan.

    The following table sets forth the allocation of the ALL as of the dates indicated (dollar amounts in thousands):

	June 30, 2001		December 31, 2000
	ALL	% of Category to Total Loans	ALL	% of Category to Total Loans
Real Estate-Construction	$203	28%	$182	24%
Real Estate-SBA (unguar)	29	5%	23	5%
Real Estate-SBA (guaran)	—	2%	—	3%
Real Estate-Other	81	16%	105	19%
Commercial Loans	318	38%	332	34%
Commercial SBA (unguar)	4	—%	2	1%
Commercial SBA (guaran)	—	—%	—	1%
Automobile-direct & indir	38	6%	22	7%
Auto Insurance Reserve	—	—%	—	—%
Equity Loans	10	3%	9	3%
Consumer & Other	34	2%	13	3%
Not allocated	160	—%	180	—%

	$877	100.00%	$868	100.00%

Total loans (net of unearned income)	$67,637		$59,642

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

    The "not allocated" category of the allowance for loan losses was $160,000 at June 30, 2001 versus $180,000 at December 31, 2000. This decrease, in conjunction with the corresponding increase in the allocated portion of the allowance for loan losses, primarily in the "commercial" and "real estate" categories, resulted from the declining economic conditions.

INVESTMENTS

    The following tables set forth the amortized cost and approximate market value of investment securities as of the dates indicated (dollar amounts in thousands):

	June 30, 2001
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
Mortgage-backed securities	$8,260	$58	$—	$8,318
Obligations of states and local governments	4,036	—	2	4,034
U.S. Treasury Obligations	462	1	—	463
U.S. Agency	262	—	—	262
Common stock	402	—	—	402
Federal Home Loan Bank stock	68	—	—	68

	$13,490	$59	$2	$13,547

	December 31, 2000
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
Mortgage-backed securities	$5,072	$—	$28	$5,044
Obligations of states and local governments	4,027	—	43	3,984
U.S. Treasury Obligations	402	—	1	401
U.S. Agency	—	—	—	—
Common stock	—	—	—	—
Federal Home Loan Bank stock	52	—	—	52

	$9,553	$—	$72	$9,481

DEPOSITS/OTHER BORROWINGS

    Total consolidated deposits increased by $14.7 million or 17.03% during the six months ended June 30, 2001 from $86.4 million to $101.1 million.

    Rates paid on deposits decreased during the six months ended June 30, 2001 contributing to the decrease in the cost of funds of interest bearing deposits to 3.55% during the six months ended June 30, 2001 from 3.95% for the year ended December 31, 2000.

    The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated (dollar amount in thousands):

	Six Months Ended June 30, 2001		Year Ended December 31, 2000
	Average Balance	Average Rate	Average Balance	Average Rate
Interest Bearing Liabilities:
Demand deposits	$25,700	—	$19,180	—

Interest bearing demand deposits	8,737	1.01%	10,131	1.17%
Money market deposits	25,512	2.83%	13,611	4.04%
Savings deposits	7,944	2.19%	9,609	2.49%
Time deposits of $100,000 or more	15,252	5.87%	12,859	5.65%
Time deposits under $100,000	9,694	5.18%	11,590	5.61%

Total interest-bearing deposits	67,139	3.55%	57,800	3.95%

	$92,839	2.57%	$76,980	2.97%

    The following table sets forth the time remaining to maturity of the Company's time deposits in amounts of $100,000 or more (in thousands):

	June 30, 2001	December 31, 2000
Three months or less	$4,160	$4,596
After three months to six months	3,697	4,179
After six months to one year	8,570	3,288
After one year	1,283	1,241

Total	$17,710	$13,304

RESULTS OF OPERATIONS

NET INTEREST INCOME/NET INTEREST MARGIN

    Net interest income for the quarter ended June 30, 2001 was $1,662,000, an increase of 18.71% over the net interest income of $1,400,000 during the same period of 2000. Net interest income for the six months ended June 30, 2001 was $3,257,000, an increase of 20.2% over the net interest income of $2,709,000 during the same period of 2000. The increase was primarily due to the growth in average loans, our expanded market area and continued strong economic conditions in the Company's market areas.

    The following table sets forth average interest earning assets and interest-bearing liabilities; the amount of interest income or interest expense; and the average yield or rate for each category of interest-bearing assets and interest-bearing liabilities and the net interest margin (net interest income divide by average earning assets) for the periods indicated:

	Quarter Ended June 30,
	2001			2000
	Average Balance	Interest Earned/ Paid	Average Interest Rate	Average Balance	Interest Earned/ Paid	Average Interest Rate
Interest-Earning Assets:
Federal funds sold	$9,120	$89	3.90%	$5,339	$83	6.22%
Interest-bearing deposits in financial institutions	4,159	61	5.87%	3,257	49	6.02%
Investment securities
Taxable	7,178	105	5.85%	4,146	68	6.56%
Non-taxable	3,672	39	4.25%	3,413	39	4.57%

Total investments	24,129	294	4.87%	16,155	239	5.92%
Loans	63,834	1,923	12.05%	56,607	1,709	12.08%

Total interest earning assets	$87,963	$2,217	10.08%	$72,762	$1,948	10.71%

	Quarter Ended June 30,
	2001			2000
	Average Balance	Interest Earned/ Paid	Average Interest Rate	Average Balance	Interest Earned/ Paid	Average Interest Rate
Interest Bearing Liabilities:
Demand deposits	$27,019	$—	—	$18,127	$—	—

Interest bearing demand deposits	8,489	18	0.85%	10,308	30	1.16%
Money market deposits	25,399	143	2.25%	9,919	82	3.31%
Savings deposits	8,135	42	2.07%	9,726	66	2.71%
Time deposits of $100,000 or more	16,053	225	5.61%	12,575	176	5.60%
Time deposits under $100,000	9,792	127	5.19%	12,408	165	5.32%

Total interest bearing deposits	67,868	555	3.27%	54,936	519	3.78%

Other borrowings	—	—	—	1,934	29	6.00%

Total deposits and other borrowings	$94,887	$555	2.34%	$74,997	$548	2.92%

Average rate excluding demand deposits			3.27%			3.85%

Net interest income		$1,662			$1,400

Net interest margin			7.56%			7.70%

	Six Months Ended June 30,
	2001			2000
	Average Balance	Interest Earned/ Paid	Average Interest Rate	Average Balance	Interest Earned/ Paid	Average Interest Rate
Interest-Earning Assets:
Federal funds sold	$8,148	$184	4.52%	$3,548	$107	6.03%
Interest-bearing deposits in financial institutions	4,475	134	5.99%	3,420	103	6.02%
Investment securities
Taxable	6,430	198	6.16%	3,830	146	7.62%
Non-taxable	3,670	79	4.31%	3,400	69	4.06%

Total investments	22,723	595	5.24%	14,198	425	5.99%
Loans	63,412	3,853	12.15%	56,076	3,311	11.81%

Total interest earning assets	$86,135	$4,448	10.33%	$70,274	$3,736	10.63%

	Six Months Ended June 30,
	2001			2000
	Average Balance	Interest Earned/ Paid	Average Interest Rate	Average Balance	Interest Earned/ Paid	Average Interest Rate
Interest Bearing Liabilities:
Demand deposits	$25,670	$—	—	$18,243	$—	—

Interest bearing demand deposits	8,737	44	1.01%	9,785	56	1.14%
Money market deposits	25,512	361	2.83%	9,984	162	3.25%
Savings deposits	7,944	87	2.19%	10,215	136	2.66%
Time deposits of $100,000 or more	15,252	448	5.87%	11,663	316	5.42%
Time deposits under $100,000	9,694	251	5.18%	11,902	311	5.23%

Total interest bearing deposits	67,139	1,191	3.55%	53,549	981	3.66%

Other borrowings	—	—	—	1,525	46	6.03%

Total deposits and other borrowings	$92,809	$1,191	2.57%	$73,317	$1,027	2.80%

Average rate excluding demand deposits			3.55%			3.73%

Net interest income		$3,257			$2,709

Net interest margin			7.56%			7.71%

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

	Six Ended June 30, 2001 Compared to Six Months Ended June 30, 2000
	Increase (decrease) due to change in:
	Average Volume	Average Rate	Average Rate/Volume	Total
Increase (decrease) in interest income
Federal funds sold	$277	$(54)	$(146)	77
Interest-bearing deposits in financial institutions	64	(1)	(32)	31
Investment securities
Taxable	198	(56)	(90)	52
Non-taxable	11	8	(9)	10
Loans	866	193	(517)	542

Total	1,416	90	(794)	712

Increase (decrease) in interest expense
Interest bearing demand deposits	(12)	(13)	13	(12)
Money market deposits	504	(41)	(264)	199
Savings deposits	(60)	(48)	59	(49)
Time deposits of $100,000 or more	194	53	(115)	132
Time deposits under $100,000	(115)	6	61	(60)
Other borrowings	(92)	(92)	138	(46)

Total	419	(147)	(108)	164

Total change in net interest income	$997	$237	$(686)	$548

	Quarter Ended June 30, 2001 Compared to Quarter Ended June 30, 2000
	Increase (decrease) due to change in:
	Average Volume	Average Rate	Average Rate/Volume	Total
Increase (decrease) in interest income
Federal funds sold	$235	$(124)	$(105)	6
Interest-bearing deposits in financial institutions	54	(5)	(37)	12
Investment securities
Taxable	199	(29)	(133)	37
Non-taxable	12	(11)	(1)	—
Loans	873	(15)	(644)	214

Total	1,373	(184)	(920)	269

Increase (decrease) in interest expense
Interest bearing demand deposits	(21)	(33)	42	(12)
Money market deposits	512	(105)	(346)	61
Savings deposits	(43)	(63)	82	(24)
Time deposits of $100,000 or more	195	17	(158)	54
Time deposits under $100,000	(139)	(42)	138	(43)
Other borrowings	(116)	(116)	203	(29)

Total	388	(342)	(39)	7

Total change in net interest income	$985	$158	$(881)	$262

NONINTEREST INCOME

    The following table summarizes non-interest income for the periods indicated and expresses the amounts as a percentage of average assets (dollar amounts in thousands):

	Three Months Ended June 30, 2001	Three Months Ended June 30, 2000
Components of Noninterest Income
Gain on sale of loans	$140	$32
Service fees on deposit accounts	145	142
Loan Servicing fees	61	16
Gain on Sale of BancData Solutions, Inc.	—	906
Other	98	144

	$444	$1,240

As a percent of average assets (annualized):
Components of Noninterest Income
Gain on sale of loans	0.54%	0.16%
Service fees on deposit accounts	0.56%	0.71%
Loan Servicing fees	0.24%	0.08%
Gain on Sale of BancData Solutions, Inc.	0.00%	4.50%
Other	0.38%	0.71%

	1.72%	6.16%

	Six Months Ended June 30, 2001	Six Months Ended June 30, 2000
Components of Noninterest Income
Gain on sale of loans	$199	$181
Service fees on deposit accounts	286	274
Loan Servicing fees	103	39
Gain on Sale of BancData Solutions, Inc.	—	906
Other	181	109

	$769	$1,509

As a percent of average assets (annualized):
Components of Noninterest Income
Gain on sale of loans	0.39%	0.45%
Service fees on deposit accounts	0.57%	0.68%
Loan Servicing fees	0.20%	0.10%
Gain on Sale of BancData Solutions, Inc.	0.00%	2.25%
Other	0.36%	0.27%

	1.52%	3.75%

    The following table summarizes non-interest expenses and the associated ratios to average assets for the periods indicated (dollar amounts in thousands):

	Three Months Ended June 30, 2001	Three Months Ended June 30, 2000
Components of noninterest expense
Salaries	$838	$543
Employee benefits	121	254
Occupancy expense	118	50
Furniture and equipment expense	117	53
Professional services	141	553
Stationary and supplies	28	29
Promotional expenses	30	20
Data processing fees	92	113
Regulatory assessments	7	8
Other	224	208

Total other expenses	$1,716	$1,831

As a percent of average assets (annualized)
Salaries	3.24%	2.70%
Employee benefits	.47%	1.26%
Occupancy expense	.46%	.25%
Furniture and equipment expense	.45%	.26%
Professional services	.55%	2.75%
Stationary and supplies	.11%	.14%
Promotional expenses	.12%	.10%
Data processing fees	.36%	.56%
Regulatory assessments	.03%	.04%
Other	.87%	1.03%

	6.66%	9.09%

NONINTEREST EXPENSES (Continued)

	Six Months Ended June 30, 2001	Six Months Ended June 30, 2000
Components of noninterest expense
Salaries	$1,593	$1,000
Employee benefits	257	454
Occupancy expense	263	87
Furniture and equipment expense	219	101
Professional services	253	687
Stationary and supplies	75	64
Promotional expenses	59	40
Data processing fees	163	230
Regulatory assessments	13	15
Other	450	365

Total other expenses	$3,345	$3,043

As a percent of average assets (annualized)
Salaries	3.16%	2.84%
Employee benefits	0.51%	1.13%
Occupancy expense	0.52%	0.21%
Furniture and equipment expense	0.43%	0.25%
Professional services	0.50%	1.71%
Stationary and supplies	0.15%	0.16%
Promotional expenses	0.12%	0.10%
Data processing fees	0.32%	0.57%
Regulatory assessments	0.03%	0.04%
Other	0.89%	0.91%

	6.64%	7.56%

    Significant increases were seen in the areas of Salaries and Occupancy Expenses from June 30, 2000 to June 30, 2001, due to the start up costs associated with the opening of our Brea Branch and a separate facility for our Real Estate/Construction Loan Department.

LIQUIDITY

    Liquidity is the Company's ability to absorb fluctuations in deposits while simultaneously providing for the credit needs of its borrowers. The objective in liquidity management is to balance the sources and uses of funds. Primary sources of liquidity for the Company include payments of principal and interest on loans and investments, proceeds from the sale or maturity of loans and investments, growth in deposits, and other borrowings. The Company holds overnight federal funds as a cushion for temporary liquidity needs. During the six months ended June 30, 2001 federal funds sold averaged $8.1 million, or 8.1% of total average assets. In addition to its federal funds, the Company maintains various lines of credit with correspondent banks, and the Federal Home Loan Bank of San Francisco.

    At June 30, 2001, the Company had cash, time deposits with banks, federal funds sold, and un-pledged investment securities of approximately $32.8 million, or 30% of total assets. This represented all available liquid assets.

    Several methods are used to measure liquidity. One method is to measure the balance between loans and deposits (gross loans divided by total deposits). In general, the closer this ratio is to 100%, the more reliant an institution becomes on its illiquid loan portfolio to absorb temporary fluctuations in deposit levels. At June 30, 2001, the loan-to-deposit ratio was 66.9% as compared to 69.5% at December 31, 2000.

    As of June 30, 2001, the Company had no material commitments, which were expected to adversely impact liquidity.

ASSET/LIABILITY MANAGEMENT

    The operating income and net income of Centennial First depend to a substantial extent on "rate differentials," i.e., the difference between the income Centennial First receives from loans, securities and other earning assets, and the interest expense it pays on deposits and other liabilities. Interest income and interest expense are affected by general economic conditions and by competition in the marketplace. Centennial First's interest and pricing strategies are driven by its asset/liability management analysis and by local market conditions.

    Centennial First seeks to manage its assets and liabilities to generate a stable level of earnings in response to changing interest rates and to manage its interest rate risk. Centennial First further strives to serve its communities and customers through deployment of its resources on a corporate-wide basis so that qualified loan demands may be funded. Asset/liability management involves managing the relationship between interest rate sensitive assets and interest rate sensitive liabilities.

    The interest rate sensitivity of Centennial First is measured over time and is based on Centennial First's ability to reprice its assets and liabilities. The opportunity to reprice assets in the same dollar amounts and at the same time as liabilities would minimize interest rate risk in any interest rate environment. The difference between the amount of assets and liabilities repriced at the same time is referred to as the "gap." This gap represents the risk, or opportunity, in repricing. In general, if more assets than liabilities are repriced at a given time in a rising rate environment, net interest income would improve, and in a declining rate environment, net interest income would deteriorate. If more liabilities than assets were repriced under the same conditions, the opposite results would prevail. Centennial First is asset sensitive and its near term performance could be enhanced by rising rates and negatively affected by falling rates due mainly to the significant amount of earning assets tied to prime.

    Interest Rate Risk and Economic Risk.  At June 30, 2001, assuming the effect of a 2% increase or decrease in prevailing market interest rates, the change in net interest margin was approximately $1.1 million and $1.1 million, respectively. This represents a net economic value ratio of 12.16% and 14.03%, respectively. The net portfolio value ratio represents the effect of a 2% increase or decrease in prevailing market interest rates of total stockholders equity divided by total assets. These forecasted results fall within the Bank's asset/liability policy guidelines of 7% to 20%.

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

Six Months Ended June 30, 2001	Year Ended December 31, 2000
7.44%	8.12%

    Regulatory authorities have issued guidelines to implement risk-based capital requirements. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Total capital is classified into two components: Tier 1 (primarily shareholder's equity) and Tier 2 (supplementary capital including allowance for possible credit losses, certain preferred stock, eligible subordinated debt, and other qualifying instruments). The guidelines require that total capital be 8% of risk-based assets, of which at least 4% must be Tier 1 capital. As of June 30, 2001, the Company's total capital ratio was 11.0% and its Tier 1 capital ratio was 9.85%. In addition, the Company, under the guidelines established for adequately capitalized institutions, must also maintain a minimum leverage ratio (Tier 1 capital divided by total assets) of 4%. As of June 30, 2001, the Company's leverage ratio was 7.39%. It is the Company's intention to maintain risk-based capital ratios at levels characterized as "well-capitalized" for banking organizations: Tier 1 risk-based capital of 6% or above and total risk-based capital at 10% or above.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The annual meeting of the shareholders of the Company was held on April 24, 2001. A quorum was established with the presence of 553,126 shares out of 717,472 shares of common stock outstanding. The following matters were voted upon at the annual meeting with the voting results as indicated:

    Proposal 1.—The following persons were elected as directors:

Name	Votes For	Votes Withheld
Bruce J. Bartells	552,795	—
Carole H. Beswick	552,795	—
Irving M. Feldkamp, III	552,795	—
Larry Jacinto	552,795	—
Ronald J. Jeffrey	552,795	—
William A. McCalmon	552,795	—
Patrick J. Meyer	552,795	—
Douglas C. Spencer	552,795	—
Douglas F. Welebir	552,795	—

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (A)
  EXHIBITS

Item	Description
5	Plan of Reorganization and Agreement of Merger Dated December 1, 1999
Filed as exhibit to Form S-4 dated October 20, 1999
3(i)	Articles of Incorporation
Filed as exhibit to Form S-4 dated October 20, 1999
3(ii)	Bylaws
Filed as exhibit to Form S-4 dated October 20, 1999
5	1.5.1 Opinion regarding legality from Gary Steven Findley and Associates, dated July 24, 2001
Filed as an exhibit to Form SB-2MEF dated July 26, 2001
10(ii)(A)	1. Employment Contract of Douglas C. Spencer, dated September 10, 1997
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

2. Consent of Arthur Andersen LLP, dated March 19, 2001
Filed as an exhibit to Form SB-2 dated March 21, 2001
3. Consent of Hutchinson and Bloodgood LLP, dated April 30, 2001
Filed as an exhibit to Form 10-KSB/A dated May 2, 2001
4. Consent of Hutchinson and Bloodgood LLP, dated June 15, 2001
Filed as an exhibit to Form SB-2/A dated June 15, 2001
5. Consent of Arthur Andersen LLP, dated June 15, 2001
Filed as an exhibit to Form SB-2/A dated June 15, 2001
6. Consent of Hutchinson and Bloodgood LLP, dated June 25, 2001
Filed as an exhibit to Form SB-2/A dated June 25, 2001
7. Consent of Arthur Andersen LLP, dated June 25, 2001
Filed as an exhibit to Form SB-2/A dated June 25, 2001
8. Consent of Landegger and Baron, dated June 25, 2001
Filed as an exhibit to Form SB-2/A dated June 25, 2001
9. Consent of Hutchinson and Bloodgood LLP, dated July 24, 2001
Filed as an exhibit to Form SB-2MEF dated July 26, 2001
10. Consent of Arthur Andersen LLP, dated July 24, 2001
Filed as an exhibit to Form SB-2MEF dated July 26, 2001
99	1. 99.29 Management's Discussion & Analysis of Financial Condition and Results of Operations
Filed as an exhibit to Form 10-KSB/A dated May 2, 2001
2. 99.30 Financial Statements of Centennial First Financial Services for the years ended December 31, 2000 and 1999
Filed as an exhibit to Form 10-KSB/A dated May 2, 2001
3. 99.29 Management's Discussion & Analysis of Financial Condition and Results of Operations
Filed as an exhibit to Form 10-KSB/A dated June 20, 2001
4. 99.1 Stock Subscription Application
Filed as an exhibit to Form SB-2/A dated June 25, 2001
5. 99.2 Opinion of Landegger and Baron
Filed as an exhibit to Form SB-2/A dated June 25, 2001
  (B)
  REPORTS ON FORM 8-K

    The Company filed no reports on Form 8-K during the second quarter of 2001.

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTENNIAL FIRST FINANCIAL SERVICES (REGISTRANT)
Date: August 13, 2001	By:	/s/ BETH SANDERS Beth Sanders Chief Financial Officer (Principal Accounting Officer and officer authorized to sign on behalf of the registrant)

QuickLinks

FORM 10-QSB CROSS REFERENCE INDEX
CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CONDITION June 30, 2001 and December 31, 2000
CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS Three and Six Months Ended June 30, 2001 and 2000
CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY Six Months Ended June 30, 2001 and 2000
CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS Six Months Ended June 30, 2001
CENTENNIAL FIRST FINANCIAL SERVICES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2001
OVERVIEW EARNINGS SUMMARY
LOANS HELD FOR INVESTMENT
NONPERFORMING ASSETS
ALLOWANCE FOR LOAN LOSSES
INVESTMENTS
DEPOSITS/OTHER BORROWINGS
RESULTS OF OPERATIONS
NET INTEREST INCOME/NET INTEREST MARGIN
NONINTEREST INCOME
NONINTEREST EXPENSES (Continued)
LIQUIDITY
ASSET/LIABILITY MANAGEMENT
CAPITAL RESOURCES
PART II—OTHER INFORMATION
SIGNATURES