Form 10QSB/A
period 2001-06-30
CENTENNIAL FIRST FINANCIAL SERVICES
filed 2001-09-13
CIK 1097081

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-QSB/A
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
Signatures

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

(Unaudited)

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2001

Dollars in thousands	2001	2000
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$418	$394
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	219	142
Provision for loan losses	50	580
Gain from sale of loans	(199)	(181)
Amortization of deferred loan fees	(200)	(187)
Deferred income tax benefit	(136)	24
Amortization of premiums (discounts) on investment securities available for sale	30	3
Gain on sale of BancData investment	—	(906)
Increase in cash surrender value of life insurance	(17)	(28)
Decrease (increase) in assets:
Accrued interest receivable	31	(53)
Other assets	(194)	13
Increase (decrease) in liabilities:
Accrued interest payable	(63)	130
Other liabilities	(313)	452

Net cash provided by (used in) operating activities	(374)	383

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in interest-bearing deposits in financial institutions	693	400
Net sales, maturities and (purchases) of available-for-sale securities	(3,950)	330
Proceeds from sale of repossessed assets	412	—
Net increase in loans	(7,632)	(2,836)
Purchases of Federal home Loan Bank stock	(16)	—
Purchases of Pacific Coast Bankers' Bank stock	(350)	—
Proceeds from sale of investment in BancData Solutions	—	1,219
Net additions to bank premises and equipment	(456)	(294)

Net used in investing activities	(11,299)	(1,181)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand and savings deposits	$11,879	$5,823
Net increase in time deposits	2,828	5,870
Cash dividends paid	(35)	(34)
Cash dividends paid in lieu of fractional shares	—	(3)
Payments to acquire common stock and stock options	—	(651)
Proceeds from exercise of stock options	171	42

Net cash provided by financing activities	14,843	11,047

Net increase in cash and cash equivalents	3,170	10,249
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	15,709	7,380

CASH AND CASH EQUIVALENTS AT END OF YEAR	$18,879	$17,629

SUPPLEMENTARY INFORMATION
Interest paid	$1,254	$897

Income taxes paid	$280	$179

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

PART II—OTHER INFORMATION

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTENNIAL FIRST FINANCIAL SERVICES (REGISTRANT)
Date: September 12, 2001	By:	/s/ BETH SANDERS Beth Sanders Chief Financial Officer (Principal Accounting Officer and officer authorized to sign on behalf of the registrant)

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
PART II—OTHER INFORMATION
SIGNATURES