Form 10QSB
period 2001-09-30
CENTENNIAL FIRST FINANCIAL SERVICES
filed 2001-11-14
CIK 1097081

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-QSB

/x/	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

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

    Check whether the issuer: (1) filed all reports required to be filed by Telephone: (909) 798-3611 Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  /x/  No / /

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock, 1,143,281 shares (September 30,2001).

    Transitional Small Business Disclosure Format: Yes  /x/  No / /

FORM 10-QSB CROSS REFERENCE INDEX

		PAGE
PART I
ITEM 1	Financial Statements	2-8
ITEM 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-25
PART II
ITEM 1	Legal Proceedings	26
ITEM 2	Changes in Securities and Use of Proceeds	26
ITEM 3	Defaults Upon Senior Securities	26
ITEM 4	Submission of Matters to a Vote of Security Holders	26
ITEM 5	Other Information	26
ITEM 6	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	26-28
	Signatures	29

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
September 30, 2001 and December 31, 2000

Dollar amounts in thousands	2001	2000
	(Unaudited)
ASSETS
Cash and due from banks	$13,226	$8,339
Federal funds sold	18,092	7,370

Total cash and cash equivalents	31,318	15,709
Interest-bearing deposits in financial institutions	7,470	4,780
Investment securities, available for sale	25,726	9,429
Federal Home Loan Bank stock, at cost	382	52
Loans, net	116,793	58,774
Accrued interest receivable	809	485
Premises and equipment, net	2,667	2,309
Goodwill	4,180	—
Other assets	3,475	2,573

Total assets	$192,820	$94,111

LIABILITIES
Deposits:
Noninterest-bearing	$40,589	$23,896
Interest-bearing and NOW accounts	55,047	29,284
Savings	14,834	9,499
Time deposits $100,000 or greater	27,215	13,304
Other time deposits	34,961	10,398

Total deposits	172,646	86,381
Accrued interest payable	243	292
Long-term debt	3,300	—
Other liabilities	1,666	568

Total liabilities	177,855	87,241

STOCKHOLDERS' EQUITY
Common stock, $4 stated value; authorized 10,000,000 shares, issued and outstanding 1,143,281 and 692,269 shares at September 30, 2001 and December 31, 2000, respectively	4,573	2,769
Additional paid-in capital	8,382	2,959
Retained earnings	1,831	1,184
Accumulated other comprehensive income (loss)	179	(42)

Total stockholders' equity	14,965	6,870

Total liabilities and stockholders' equity	$192,820	$94,111

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
Three and Nine Months Ended September 30, 2001 and 2000

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands except for per share amounts
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)
Interest income:
Interest and fees on loans	$2,365	$1,715	$6,218	$5,026
Deposits in financial institutions	75	46	209	149
Federal funds sold	137	171	321	278
Investments	201	105	478	320

Total interest income	2,778	2,037	7,226	5,773

Interest expense:
Demand and savings deposits	218	248	710	602
Time deposits $100,000 or greater	262	192	710	508
Other time deposits	227	185	478	496
Interest expense on borrowed funds	21	—	21	46

Total interest expense	728	625	1,919	1,652

Net interest income	2,050	1,412	5,307	4,121
Provision for loan losses	230	—	280	580

Net interest income after provision for loan losses	1,820	1,412	5,027	3,541

Other income:
Customer service fees	174	125	460	399
Gain from sale of loans	71	60	270	241
Gain (loss) from sale of investment securities	(1)	11	—	11
Gain on sale of investment in BancData Solutions	—	—	—	906
Other income	327	58	610	206

Total other income	571	254	1,340	1,763

Other expenses:
Salaries and wages	957	592	2,550	1,592
Employee benefits	185	108	442	562
Net occupancy expense and equipment	178	114	660	302
Other operating expense	661	507	1,674	1,908

Total other expenses	1,981	1,321	5,326	4,364

Income before provision for income taxes	410	345	1,041	940
Provision for income taxes	146	113	359	314

Net income	$264	$232	$682	$626

Basic earnings per share	$.35	$.34	$.89	$.91

Diluted earnings per share	$.34	$.31	$.87	$.84

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Nine Months Ended September 30, 2001 and 2000

Dollars in thousands	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, DECEMBER 31, 1999	$2,708	$2,660	$1,165	$(205)	$6,328
Comprehensive income:
Net income	—	—	626	—	626
Change in net unrealized gain on investment securities available for sale, after tax effects	—	—	—	74	74

Total comprehensive income					700

Stock and cash dividend	135	412	(584)	—	(37)
Exercise of stock options	38	22	—	—	60
Repurchase and retirement of common stock	(178)	(237)	(270)	—	(685)

BALANCE, SEPTEMBER 30, 2000 (Unaudited)	$2,703	$2,857	$937	$(131)	$6,366

BALANCE, DECEMBER 31, 2000	$2,769	$2,959	$1,184	$(42)	$6,870
Comprehensive income:
Net income	—	—	682	—	682
Change in net unrealized gain (loss) on investment securities available for sale, after tax effects	—	—	—	221	221

Total comprehensive income					903

Cash dividend			(35)		(35)
Proceeds from issuance of common stock	1,694	5,359	—	—	7,053
Exercise of stock options	110	64	—	—	174

BALANCE, SEPTEMBER 30, 2001 (Unaudited)	$4,573	$8,382	$1,831	$179	$14,965

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2001 and 2000

Dollars in thousands	2001 (Unaudited)	2000 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$682	$626
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	358	231
Provision for loan losses	280	580
Gain from sale of loans	(272)	(181)
Gain on redemption of Federal Home Loan Bank stock	—	(11)
Amortization of deferred loan fees	(349)	(302)
Amortization of excess purchase value of deposits	24	—
Increase in intangible asset	(203)	—
Deferred income tax benefit	(174)	(4)
Amortization of premiums (discounts) on investment securities available for sale	80	9
Gain on sale of BancData investment	—	(906)
Increase in cash surrender value of life insurance	(46)	185
Decrease (increase) in assets:
Accrued interest receivable	(324)	(67)
Other assets	(179)	(54)
Increase (decrease) in liabilities:
Accrued interest payable	(49)	124
Other liabilities	1,098	418

Net cash provided by operating activities	926	648

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in interest-bearing deposits in financial institutions	(2,690)	557
Net sales, maturities and (purchases) of available-for-sale securities	(15,994)	488
Purchased goodwill from the acquisition of Palomar	(4,180)	—
Proceeds from sale of other real estate owned	24	—
Net increase in loans	(57,678)	(1,644)
Proceeds from redemption (purchases) of Federal Home Loan Bank stock	(330)	169
Purchases of Pacific Coast Bankers' Bank stock	(487)	—
Proceeds from sale of investment in BancData Solutions	—	1,219
Net additions to bank premises and equipment	(716)	(541)

Net cash provided by (used in) investing activities	(82,051)	248

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Nine Months Ended September 30, 2001 and 2000

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand and savings deposits	$47,767	$11,886
Net increase in time deposits	38,474	4,490
Cash dividends paid	(35)	(34)
Proceeds from Federal Home Loan Bank stock	—	3,000
Repayment of Federal Home Loan Bank stock	—	(3,000)
Proceeds from issuance of long-term debt	3,300	—
Proceeds from stock issuance to acquire Palomar	7,054	—
Cash dividends paid in lieu of fractional shares	—	(3)
Payments to acquire common stock and stock options	—	(685)
Proceeds from exercise of stock options	174	60

Net cash provided by financing activities	96,734	15,714

Net increase in cash and cash equivalents	15,609	16,610
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	15,709	7,380

CASH AND CASH EQUIVALENTS AT END OF YEAR	$31,318	$23,990

SUPPLEMENTARY INFORMATION
Interest paid	$2,175	$1,529

Income taxes paid	$367	$268

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The unaudited consolidated financial information included herein has been prepared in conformity with the accounting principles and practices in Centennial First Financial Services Corporation's ("the Company") consolidated financial statements included in the Annual Report for the year ended December 31, 2000. The accompanying interim consolidated financial statements contained herein are unaudited. However, in the opinion of the Company, all adjustments, consisting of normal recurring items necessary for a fair presentation of the operating results for the periods shown, have been made. The results of operations for the nine months ended September 30, 2001 may not be indicative of operating results for the year ending December 31, 2001. Certain prior year and prior quarter amounts have been reclassified to conform to current classifications. Cash and cash equivalents consist of cash, due from banks, and federal funds sold.

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

    The weighted-average number of shares used in computing basic and diluted earnings per share are as follows:

	Three Months Ended September 30,
In thousands
	2001	2000
Basic shares	764	687
Dilutive effect of stock options	23	57
Diluted shares	787	744
	Nine Months Ended September 30,
In thousands
	2001	2000
Basic shares	764	687
Dilutive effect of stock options	23	57
Diluted shares	787	744

Note 3. ACQUISITIONS

    Centennial acquired all of the assets of Palomar Community Bank (Palomar) on August 17, 2001. The acquisition was recorded under the purchase method of accounting and therefore the results of operations of Palomar and the fair values of the acquired assets and liabilities were included in Centennial's financial statements beginning August 17, 2001.

    The pro forma results of operations set forth below have been prepared to reflect the acquisition of Palomar assuming the acquisition had occurred on January 1, 2000 (in thousands, except for per share data).

	Pro Forma Nine months ended September 30, (unaudited)
	2001	2000
Total revenues	$12,241	$11,962
Net Income	$549	$754
Net income per share	$.72	$1.10

    The unaudited pro forma results of operations do not purport to present what Centennial's financial position or results of operations would have been had the events leading to the pro forma adjustments in fact occurred at the beginning of the periods indicated or to project Centennial's financial position or results of operations for any future date or period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Centennial First Financial Services (the "Company") is the holding company for Redlands Centennial Bank in Redlands, California. On August 17, 2001, the Company acquired Palomar Community Bank in Escondido, California for $10.5 million cash. To facilitate the acquisition, the Company raised $7.2 million in a secondary offering and acquired loans from United Security Bank in Fresno, California. The following consolidated financial results of the Company include both Redlands Centennial Bank and Palomar Community Bank for the period ended September 30, 2001, and consolidated results for Redlands Centennial Bank for the period ended September 2000. This discussion focuses primarily on the results of operations of the Company on a consolidated basis for the nine months ended September 30, 2001 and the financial condition of the Company as of that date.

    The following discussion presents information pertaining to the financial condition and results of operations of the Company and its subsidiaries and should be read in conjunction with the financial statements and notes thereto presented in this 10-QSB. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

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

OVERVIEW

EARNINGS SUMMARY

    The Company reported net income of $264,000, or $0.35 per share basic and $0.34 per share diluted, for the third quarter of 2001. This compares to net income of $232,000, or $0.34 per share basic and $0.31 per share diluted for the third quarter of 2000.

    For the nine months ended September 30, 2001, the Company reported net income of $682,000, or $0.89 per share basic and $0.87 per share diluted, for the first nine months of 2001. This compares to net income of $626,000, or $0.91 per share basic and $0.84 per share diluted, for the same period in 2000. Growth in average loans as a percentage of earning assets continued to positively impact the net interest margin during the nine months ended September 30, 2001.

    Return on average assets and return on average equity for the third quarter of 2001 were .70% and 9.54% respectively, as compared to 1.08% and 14.96%, respectively, for the same period of 2000. Return on average assets and return on average equity for the nine months ended September 30, 2001 were .77% and 10.64% respectively, compared to .99% and 13.15% for the same period of 2000.

LOANS HELD FOR INVESTMENT

    Net loans held for investment increased by $58.0 million, or 98.7%, during the first nine months of 2001 principally as a result of the acquisition of Palomar Community Bank and as demand for commercial, real estate construction and development loans increased. The following table sets forth the amount of total loans outstanding by category as of the dates indicated (dollar amounts in thousands):

	September 30, 2001		December 31, 2000
Real estate loans
Construction and development	$28,169	23.75%	$14,358	23.91%
Mortgage loans	53,707	45.29%	16,272	27.11%
Commercial loans	29,035	24.48%	21,583	35.96%
Automobile loans	2,736	2.31%	3,036	5.06%
Indirect loans	664.56%		1,063	1.77%
Equity loans	2,287	1.93%	1,887	3.14%
Consumer and other loans	1,996	1.68%	1,827	3.05%

	118,594	100.00%	60,026	100.00%
Unearned income	(391)		(384)
Allowance for loan losses	(1,410)		(868)

	$116,793		$58,774

    In the normal practice of extending credit, the Company accepts real estate collateral on loans that have primary sources of repayment from commercial operations. The total amount of loans secured by real estate equaled $81.9 million, or 69% of the total portfolio as of September 30, 2001. Due to the Company's limited marketing area, its real estate collateral is primarily concentrated in Southern California. The Company believes that its prudent underwriting standards for real estate secured loans provide an adequate safeguard against declining real estate prices that may affect a borrower's ability to liquidate the property and repay the loan. However, no assurance can be given that real estate values will not decline and impair the value of the security for loans held by the Company.

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

    As of September 30, 2001, the Company had non-performing assets in the amount of $222,000 of which $147,000 were loans guaranteed by the Small Business Administration. The Company had no

loans 90 days or more past due and still accruing at September 30, 2001. The following table sets forth the balance of non-performing assets as of the dates indicated (dollar amounts in thousands):

	September 30, 2001	December 31, 2000
Nonaccrual loans	$222	$37
Loans 90 days or more past due and still accruing	—	75

	$222	$112

Allowance for loan losses	$1,410	$868
Ratio of total nonperforming assets to total assets	.12%	.27%
Ratio of total nonperforming assets to total loans	.19%	.42%
Ratio of total nonperforming assets to total allowance for loan losses	15.74%	12.90%

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

    In determining the adequacy of its ALL and after carefully analyzing each loan individually, the Company segments its loan portfolio into pools of homogeneous loans that share similar risk factors. Each pool is given a risk assessment factor that largely reflects the expected future losses from each category. These risk assessment factors change as economic conditions shift and actual loan losses are recorded. As of September 30, 2001, the ALL of $1,410,000, or 1.19% of total loans was determined by management to be adequate against foreseeable future losses. No assurance can be given that non-performing loans will not increase or that future losses will not exceed the amount of the ALL.

    The following table summarizes, for the periods indicated, loan balances at the end of each period and average balances during the period, changes in the ALL arising from credit losses, recoveries of credit losses previously incurred, additions to the ALL charged to operating expense, and certain ratios relating to the ALL (dollar amounts in thousands):

	At and for the Nine Months Ended September 30, 2001	At and for the Year Ended December 31, 2000
ALLOWANCE FOR LOAN LOSSES:
Allowance for loan losses balance, beginning of period	$868	$581
Acquisition allowance, Palomar	603	—

Total	1,471	581
Loans charged off:
Real estate	—	7
Commercial	163	345
Consumer	64	—
Lease financing	—	6
Credit card and related accounts	8	5

Total	235	363

Actual credit recoveries:
Real estate	—	—
Commercial	3	8
Consumer	5	10
Lease financing	—	—
Credit card and related accounts	—	2

Total	8	20

Net credit losses	(227)	(343)
Provision charged to expense	280	630
Provision for off-balance sheet commitments	(114)	—

Balance at end of period	$1,410	$868

RATIOS:
Loans outstanding at end of period, net of unearned income	$118,203	$59,642
Average loans outstanding for the period	$110,849	$55,822
Ratio of net loans charged off (recovered) to average loans outstanding	0.21%	.62%
Ratio of allowance for loan losses to loans at end of period	1.19%	1.45%

    The Company provided $230,000 to the allowance for loan losses during the third quarter of 2001 as compared to no provision made during the third quarter of 2000. For the nine months ended September 30, 2001, the provision for loan losses was $280,000 as compared to $580,000 during the same period of 2000. The provision during the third quarter of 2001 was deemed acceptable by management corresponding to the growth and risk of the loan portfolio generally, and specifically. The provision for the third quarter ended September 30, 2000 was recorded as a prudent measure, based upon growth in the loan portfolio, as well as, a credit loss experienced by the Company involving one loan.

    The following table sets forth the allocation of the ALL as of the dates indicated (dollar amounts in thousands):

	September 30, 2001		December 31, 2000
	ALL	% of Category to Total Loans	ALL	% of Category to Total Loans
Real Estate-Construction	$181	22%	$182	24%
Real Estate-SBA (unguar)	25	4%	23	5%
Real Estate-SBA (guaran)	—	—%	—	3%
Real Estate-Other	522	44%	105	19%
Commercial Loans	509	23%	332	34%
Commercial SBA (unguar)	4	—%	2	1%
Commercial SBA (guaran)	—	—%	—	1%
Automobile-direct & indir	87	3%	22	7%
Auto Insurance Reserve	—	—%	—	—%
Equity Loans	15	2%	9	3%
Consumer & Other	67	2%	13	3%
Not allocated	—	—%	180	—%

	$1,410	100%	$868	100%

Total loans (net of unearned income)	$118,203		$59,642

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

    The "not allocated" category of the allowance for loan losses was $0 at September 30, 2001 versus $180,000 at December 31, 2000. This decrease, in conjunction with the corresponding increase in the allocated portion of the allowance for loan losses, primarily in the "commercial" and "real estate" categories, resulted from the declining economic conditions.

INVESTMENTS

    The following tables set forth the amortized cost and approximate market value of investment securities as of the dates indicated (dollar amounts in thousands):

	September 30, 2001
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
Mortgage-backed securities	$20,449	$261	$—	$20,710
Obligations of states and local governments	4,172	108	—	4,280
U.S. Treasury Obligations	461	8	—	469
U.S. Agency	261	6	—	267

	$25,343	$383	$—	$25,726

	December 31, 2000
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale:
Mortgage-backed securities	$5,072	$—	$28	$5,044
Obligations of states and local governments	4,027	—	43	3,984
U.S. Treasury Obligations	402	—	1	401
U.S. Agency	—	—	—	—

	$9,501	$—	$72	$9,429

DEPOSITS/OTHER BORROWINGS

    Total consolidated deposits increased $86.2 million or 99.8% during the nine months ended September 30, 2001 from $86.4 million to $172.6 million primarily as a result of the acquisition of Palomar Community Bank.

    Rates paid on deposits decreased during the nine months ended September 30, 2001 contributing to the decrease in the cost of funds of interest bearing deposits to 2.99% during the nine months ended September 30, 2001 from 3.95% for the year ended December 31, 2000.

    The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated (dollar amount in thousands):

	Nine Months Ended September 30, 2001		Year Ended December 31, 2000
	Average Balance	Average Rate	Average Balance	Average Rate
Interest Bearing Liabilities:
Demand deposits	$35,032	—	$19,180	—

Interest bearing demand deposits	18,500.68%		10,131	1.17%
Money market deposits	36,758	2.31%	13,611	4.04%
Savings deposits	13,988	1.48%	9,609	2.49%
Time deposits of $100,000 or more	24,835	4.95%	12,859	5.65%
Time deposits under $100,000	35,300	4.13%	11,590	5.61%

Total interest-bearing deposits	129,381	2.99%	57,800	3.95%

	$164,413	2.35%	$76,980	2.97%

    The following table sets forth the time remaining to maturity of the Company's time deposits in amounts of $100,000 or more (in thousands). The increase in volume is primarily as a result of the acquisition of Palomar Community Bank:

	September 30, 2001	December 31, 2000
Three months or less	$7,393	$4,596
After three months to one year	18,960	7,467
After one year	862	1,241

Total	$27,215	$13,304

RESULTS OF OPERATIONS

NET INTEREST INCOME/NET INTEREST MARGIN

    Net interest income for the quarter ended September 30, 2001 was $2,071,000, an increase of 46.67% over the net interest income of $1,412,000 during the same period of 2000, primarily as a result of the August 17, 2001 acquisition of Palomar Community Bank. Net interest income for the nine months ended September 30, 2001 was $5,307,000, an increase of 29.3% over the net interest income of $4,121,000 during the same period of 2000. The increase was primarily due to the acquisition of Palomar Community Bank, growth in average loans, our expanded market area and continued strong economic conditions in the Company's market areas.

    The following table sets forth average interest earning assets and interest-bearing liabilities; the amount of interest income or interest expense; and the average yield or rate for each category of interest-bearing assets and interest-bearing liabilities and the net interest margin (net interest income divide by average earning assets) for the periods indicated:

	Quarter Ended September 30,
	2001			2000
	Average Balance	Interest Earned/ Paid	Average Interest Rate	Average Balance	Interest Earned/ Paid	Average Interest Rate
Interest-Earning Assets:
Federal funds sold	$25,099	$137	3.49%	$10,884	$171	6.28%
Interest-bearing deposits in financial institutions	6,941	75	5.25%	3,149	46	5.84%
Investment securities
Taxable	15,350	161	5.28%	4,178	65	6.22%
Non-taxable	3,687	40	4.34%	3,462	40	4.62%

Total investments	51,077	413	4.33%	21,673	322	5.94%
Loans	114,340	2,365	10.02%	54,536	1,715	12.58%

Total interest earning assets	$165,417	$2,778	8.26%	$76,209	$2,037	10.69%

	Quarter Ended September 30,
	2001			2000
	Average Balance	Interest Earned/ Paid	Average Interest Rate	Average Balance	Interest Earned/ Paid	Average Interest Rate
Interest Bearing Liabilities:
Demand deposits	$37,523	$—	—	$18,643	$—	—

Interest bearing demand deposits	18,163	14	0.47%	10,976	33	1.20%
Money market deposits	38,940	167	1.95%	14,094	165	4.68%
Savings deposits	14,191	37	1.22%	9,085	50	2.20%
Time deposits of $100,000 or more	26,813	262	4.56%	14,040	192	5.47%
Time deposits under $100,000	34,952	227	4.05%	11,945	185	6.20%

Total interest bearing deposits	133,059	707	2.75%	60,140	625	4.16%

Other borrowings	1,596	21	5.26%	—	—	—

Total deposits and other borrowings	$172,178	$728	2.17%	$78,783	$625	3.17%

Average rate excluding demand deposits			2.78%			4.16%

Net interest income		$2,050			$1,412

Net interest margin			6.00%			7.52%

	Nine Months Ended September 30,
	2001			2000
	Average Balance	Interest Earned/ Paid	Average Interest Rate	Average Balance	Interest Earned/ Paid	Average Interest Rate
Interest-Earning Assets:
Federal funds sold	$25,618	$321	3.75%	$6,012	$278	6.17%
Interest-bearing deposits in financial institutions	7,136	209	5.36%	3,329	149	5.97%
Investment securities
Taxable	12,832	359	5.83%	4,338	231	7.10%
Non-taxable	3,681	119	4.31%	3,433	89	3.46%

Total investments	49,267	1,008	4.57%	17,112	747	5.82%
Loans	110,849	6,218	10.40%	55,559	5,026	12.06%

Total interest earning assets	$160,116	$7,226	8.60%	$72,671	$5,773	10.59%

	Nine Months Ended September 30,
	2001			2000
	Average Balance	Interest Earned/ Paid	Average Interest Rate	Average Balance	Interest Earned/ Paid	Average Interest Rate
Interest Bearing Liabilities:
Demand deposits	$35,032	$—	—	$18,377	$—	—

Interest bearing demand deposits	18,500	58.68%		10,185	89	1.17%
Money market deposits	36,758	528	2.31%	11,364	327	3.84%
Savings deposits	13,988	124	1.48%	9,836	186	2.52%
Time deposits of $100,000 or more	24,835	710	4.95%	12,461	508	5.44%
Time deposits under $100,000	35,300	478	4.13%	11,917	496	5.55%

Total interest bearing deposits	129,381	1,898	2.99%	55,763	1,606	3.84%

Other borrowings	534	21	5.25%	1,013	46	6.05%

Total deposits and other borrowings	$164,947	$1,919	2.36%	$75,153	$1,652	2.93%

Average rate excluding demand deposits			3.00%			3.88%

Net interest income		$5,307			$4,121

Net interest margin			6.17%			7.66%

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

	Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000 Increase (decrease) due to change in:
	Average Volume	Average Rate	Average Rate/ Volume	Total
Increase (decrease) in interest income
Federal funds sold	$1,209	$(145)	$(1,021)	43
Interest-bearing deposits in financial institutions	227	(20)	(147)	60
Investment securities
Taxable	603	(55)	(420)	128
Non-taxable	9	29	(8)	30
Loans	6,669	(925)	(4,552)	1,192

Total	8,717	(1,116)	(6,148)	1,453

Increase (decrease) in interest expense
Interest bearing demand deposits	97	(49)	(79)	(31)
Money market deposits	974	(173)	(600)	201
Savings deposits	105	(103)	(64)	(62)
Time deposits of $100,000 or more	673	(60)	(411)	202
Time deposits under $100,000	1,298	(169)	(1,147)	(18)
Other borrowings	(29)	(8)	12	(25)

Total	3,118	(562)	(2,289)	267

Total change in net interest income	$5,599	$(554)	$(3,859)	$1,186

	Quarter Ended September 30, 2001 Compared to Quarter Ended September 30, 2000 Increase (decrease) due to change in:
	Average Volume	Average Rate	Average Rate/ Volume	Total
Increase (decrease) in interest income
Federal funds sold	$893	$(304)	$(623)	(34)
Interest-bearing deposits in financial institutions	222	(19)	(174)	29
Investment securities
Taxable	695	(39)	(560)	96
Non-taxable	10	(10)	—	—
Loans	7,523	(1,394)	(5,479)	650

Total	9,343	(1,766)	(6,836)	741

Increase (decrease) in interest expense
Interest bearing demand deposits	86	(80)	(25)	(19)
Money market deposits	1,163	(386)	(775)	2
Savings deposits	112	(89)	(36)	(13)
Time deposits of $100,000 or more	699	(128)	(501)	70
Time deposits under $100,000	1,425	(256)	(1,127)	42
Other borrowings	—	—	21	21

Total	3,485	(939)	(2,443)	103

Total change in net interest income	$5,858	$(827)	$(4,393)	$638

NONINTEREST INCOME

    The following table summarizes non-interest income for the periods indicated and expresses the amounts as a percentage of average assets (dollar amounts in thousands):

	Three Months Ended September 30, 2001	Three Months Ended September 30, 2000
Components of Noninterest Income
Gain on sale of loans	$71	$60
Service fees on deposit accounts	174	125
Loan Servicing fees	58	16
Gain on Sale of BancData Solutions, Inc.	—	0
Other	268	53

	$571	$254

As a percent of average assets (annualized):
Components of Noninterest Income
Gain on sale of loans	0.19%	0.29%
Service fees on deposit accounts	0.42%	0.60%
Loan Servicing fees	0.15%	0.08%
Gain on Sale of BancData Solutions, Inc.	0.00%	0.00%
Other	0.76%	0.26%

	1.52%	1.23%

	Nine Months Ended September 30, 2001	Nine Months Ended September 30, 2000
Components of Noninterest Income
Gain on sale of loans	$270	$241
Service fees on deposit accounts	460	399
Loan Servicing fees	119	55
Gain on Sale of BancData Solutions, Inc.	—	906
Other	491	162

	$1,340	$1,763

As a percent of average assets (annualized):
Components of Noninterest Income
Gain on sale of loans	0.30%	0.39%
Service fees on deposit accounts	0.50%	0.65%
Loan Servicing fees	0.14%	0.09%
Gain on Sale of BancData Solutions, Inc.	0.00%	1.46%
Other	0.58%	0.26%

	1.52%	2.85%

NONINTEREST EXPENSES

    The following table summarizes non-interest expenses and the associated ratios to average assets for the periods indicated (dollar amounts in thousands):

	Three Months Ended September 30, 2001	Three Months Ended September 30, 2000
Components of noninterest expense
Salaries	$957	$592
Employee benefits	185	108
Occupancy expense	73	63
Furniture and equipment expense	105	64
Professional services	76	173
Stationary and supplies	38	36
Promotional expenses	108	25
Data processing fees	111	102
Regulatory assessments	13	7
Other	336	151

Total other expenses	$2,002	$1,321

As a percent of average assets (annualized)
Salaries	2.55%	2.87%
Employee benefits	.49%	.52%
Occupancy expense	.19%	.31%
Furniture and equipment expense	.28%	.31%
Professional services	.20%	.84%
Stationary and supplies	.10%	.18%
Promotional expenses	.29%	.12%
Data processing fees	.30%	.50%
Regulatory assessments	.03%	.03%
Other	.91%	.73%

	5.34%	6.41%

	Nine Months Ended September 30, 2001	Nine Months Ended September 30, 2000
Components of noninterest expense
Salaries	$2,550	$1,592
Employee benefits	442	562
Occupancy expense	336	150
Furniture and equipment expense	324	165
Professional services	329	860
Stationary and supplies	113	100
Promotional expenses	167	65
Data processing fees	274	332
Regulatory assessments	26	22
Other	786	516

Total other expenses	$5,347	$4,364

As a percent of average assets (annualized)
Salaries	2.90%	2.57%
Employee benefits	.50%	.91%
Occupancy expense	.38%	.24%
Furniture and equipment expense	.37%	.27%
Professional services	.37%	1.39%
Stationary and supplies	.13%	.16%
Promotional expenses	.19%	.11%
Data processing fees	.31%	.54%
Regulatory assessments	.03%	.04%
Other	.90%	.83%

	6.08%	7.06%

    Significant increases were seen in the areas of Salaries and Occupancy Expenses from September 30, 2000 to September 30, 2001, due to the acquisition on August 17, 2001 of Palomar Community Bank.

LIQUIDITY

    Liquidity is the Company's ability to absorb fluctuations in deposits while simultaneously providing for the credit needs of its borrowers. The objective in liquidity management is to balance the sources and uses of funds. Primary sources of liquidity for the Company include payments of principal and interest on loans and investments, proceeds from the sale or maturity of loans and investments, growth in deposits, and other borrowings. The Company holds overnight federal funds as a cushion for temporary liquidity needs. During the nine months ended September 30, 2001 federal funds sold averaged $25.6 million, or 16% of total average earning assets. In addition to its federal funds, the Company maintains various lines of credit with correspondent banks, and the Federal Home Loan Bank of San Francisco.

    At September 30, 2001, the Company had cash, time deposits with banks, federal funds sold, and un-pledged investment securities of approximately $61.3 million, or 32% of total assets. This represented all available liquid assets.

    Several methods are used to measure liquidity. One method is to measure the balance between loans and deposits (gross loans divided by total deposits). In general, the closer this ratio is to 100%,

the more reliant an institution becomes on its illiquid loan portfolio to absorb temporary fluctuations in deposit levels. At September 30, 2001, the loan-to-deposit ratio was 68.5% as compared to 68% at December 31, 2000.

    As of September 30, 2001, the Company had no material commitments, which were expected to adversely impact liquidity.

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

    Interest Rate Risk and Economic Risk.  At September 30, 2001, assuming the effect of a 2% increase or decrease in prevailing market interest rates, the effect on the Company's equity capital is approximately $1.0 million and ($1.1 million), respectively. These forecasted results fall within the Company's asset/liability policy guidelines of 7% to 20%.

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

Nine Months Ended September 30, 2001	Year Ended December 31, 2000
9.98%	8.12%

    Regulatory authorities have issued guidelines to implement risk-based capital requirements. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Total capital is classified into two components: Tier 1 (primarily shareholder's equity) and Tier 2 (supplementary capital including allowance for possible credit losses, certain preferred stock, eligible subordinated debt, and other qualifying instruments). The guidelines require that total capital be 8% of risk-based assets, of which at least 4% must be Tier 1 capital. As of September 30, 2001, the Company's total capital ratio was 11.04% and its Tier 1 capital ratio was 8.22%. In addition, the Company, under the guidelines established for adequately capitalized institutions, must also maintain a minimum leverage ratio (Tier 1 capital divided by total assets) of 4%. As of September 30, 2001, the Company's leverage ratio was 7.02%. It is the Company's intention to maintain risk-based capital ratios at levels characterized as "well-capitalized" for banking organizations: Tier 1 risk-based capital of 6% or above and total risk-based capital at 10% or above.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (A)
  EXHIBITS

Item	Description
5	Plan of Reorganization and Agreement of Merger Dated December 1, 1999 Filed as exhibit to Form S-4 dated October 20, 1999
3(i)	Articles of Incorporation Filed as exhibit to Form S-4 dated October 20, 1999
3(ii)	Bylaws Filed as exhibit to Form S-4 dated October 20, 1999
5	1. 5.1 Opinion regarding legality from Gary Steven Findley and Associates, dated July 24, 2001 Filed as an exhibit to Form SB-2MEF dated July 26, 2001
10(i)	Plan document for the Redlands Centennial Bank Employee Stock Ownership Plan Filed as an exhibit to Form 10-QSB dated May 12, 2000
10(ii)(A)	1. Employment Contract of Douglas C. Spencer, dated September 10, 1997 Filed as exhibit to Form S-4 dated October 20, 1999
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
  REPORTS ON FORM 8-K

      The Company filed a Form 8-K on August 22, 2001 to report the purchase of Palomar Community Bank.

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTENNIAL FIRST FINANCIAL SERVICES (REGISTRANT)
Date: November 13, 2001	By:	/s/ BETH SANDERS Beth Sanders Chief Financial Officer (Principal Accounting Officer and officer authorized to sign on behalf of the registrant)

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