Form 10KSB40
period 2001-12-31
CENTENNIAL FIRST FINANCIAL SERVICES
filed 2002-03-29
CIK 1097081

                 UNITED STATES SECURITES AND EXCHANGE COMMISSION
                             Washington, D.C. 20006

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 2001
                        Commission file number: 000-29105

                       CENTENNIAL FIRST FINANCIAL SERVICES
           (Name of Small Business Issuer as specified in its charter)

California                                             91-1995265
(State of Incorporation)                 (I.R.S. Employer Identification Number)

       218 East State Street
        Redlands, California                             92373
(Address of Principal Executive Offices)               (Zip Code)

Issuer's telephone number, including area code: (909) 798-3611
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, No Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes [X] No[ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The registrant's revenues for its most recent fiscal year were $12,797,000.

As of March 8, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $14.5 million (as quoted by Yahoo! at $16.75 per share).

The number of shares of Common Stock of the registrant outstanding as of March 1, 2002 was 1,144,649.

Documents Incorporated by Reference: Portions of the definitive proxy statement
-----------------------------------
for the 2002 Annual Meeting of Shareholders filed with the United States Securities and Exchange Commission on March 19, 2002 pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 9-12.

                                TABLE OF CONTENTS

                                                                                            PAGE
PART I
------
ITEM 1         Business                                                                       3
ITEM 2         Properties                                                                    21
ITEM 3         Legal Proceedings                                                             21
ITEM 4         Submission of Matters to a Vote of Security Holders                           21

PART II
-------
ITEM 5         Market for the Common Equity and Related
                  Stockholder Matters                                                        22

ITEM 6         Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                  23
ITEM 7         Financial Statements                                                          40

ITEM 8         Changes in and Disagreements with Accountants and Financial Disclosure        75

PART III
--------
ITEM 9         Directors, Executive Officers, Promoters and Control Persons: Compliance
                  with Section 16(a) of the Exchange Act                                     75
ITEM 10        Executive Compensation                                                        75
ITEM 11        Security Ownership of Certain Beneficial Owners and Management                75
ITEM 12        Certain Relationships and Related Transactions                                75
ITEM 13        Exhibits and Reports on Form 8-K                                              76
               Signatures                                                                    77

                                     PART I

ITEM 1. BUSINESS

Centennial First Financial Services

Centennial First Financial Services (referred to herein on an unconsolidated basis as "Centennial First" and on a consolidated basis as the "Company") was incorporated and commenced business on August 29, 1999 when, pursuant to a reorganization, it acquired all of the stock of Redlands Centennial Bank (referred to herein as "Redlands"). Centennial First operates as a for-profit corporation under the California Corporate laws for the principal purpose of engaging in banking and nonbanking activities as allowed for a bank holding company under the Bank Holding Company act of 1956. Centennial First acquired a second subsidiary on August 17, 2001 when it acquired all of the stock of Palomar Community Bank (referred to herein as "Palomar").

Centennial First's principal business is to serve as a holding company for Redlands, Palomar and other banking or banking related subsidiaries, which the Company may establish or acquire. The Company has not engaged in any other activities to date. Centennial First's source of consolidated revenue at this time is dividends from Redlands Centennial Bank and Palomar Community Bank. While these sources cannot be assured, and may be limited, Centennial First has no direct cash needs other than limited expenses related to corporate and regulatory compliance and funds required for debt service.

The principal executive offices of Centennial First and Redlands are located at 218 East State Street, Redlands, California. The executive and branch offices of Palomar are located at 355 West Grand Avenue, Escondido, California.

Redlands Centennial Bank

Redlands Centennial Bank, an independent California chartered commercial banking corporation was chartered by the State of California and commenced operations on August 1, 1990. Redlands' deposit accounts are insured under the Federal Deposit Insurance Act up to applicable limits, and subject to regulations by that federal agency and to periodic examinations of its operations and compliance by the FDIC and the California Department of Financial Institutions. Redlands is not a member of the Federal Reserve System, however, as a bank holding company, Centennial First is periodically reviewed by the Federal Reserve Bank. Redlands is a member of the Federal Home Loan Bank. At December 31, 2001, Redlands had $117 million in assets, $79 million in net loans, and $105 million in deposits.

Redlands provides banking services in Redlands, Brea and surrounding communities, as well as Small Business Administration loans to customers in San Bernardino, Los Angeles and Orange Counties. As a local community bank, Redlands is able to offer its customers a wide variety of personal, consumer and commercial services expected of a locally owned, independently operated bank. In addition to its principal office, Redlands has a branch located in Brea, California, and has a loan production office in Santa Ana, California. While Redlands' primary marketing strategy is focused on small and medium sized businesses, Redlands offers a wide range of banking services to local consumers.

Redlands provides a broad range of deposit instruments. These include checking, savings, money market and time certificates of deposit for both business and personal accounts.

Redlands also provides a wide variety of lending products for both business and consumer use. Types of loans offered by Redlands include commercial, consumer, real estate and Small Business Administration loans. Commercial loan products include lines of credit, letters of credit, term loans and equipment loans, commercial real estate loans, accounts receivable financing, and other working capital financing. Financing products for individuals include auto, home equity and home improvement lines of credit, personal lines of credit, and VISA credit cards. Real estate loan products include construction loans, lot loans, and home mortgages. Real estate loans consist of 58% of Redlands total loans.

Redlands also offers numerous specialized services designed for the needs of its business customers. These services include a credit card program for merchants, international banking services, commercial and standby letters of credit, cash management services, balance reporting, check reconciliation service, electronic funds transfer services, lock box and courier services.

Redlands also offers a wide range of non-deposit and investment products through its wholly owned subsidiary, Centennial Financial Services. These products include financial and estate planning, stocks and bonds, mutual funds and variable annuities, and various retirement plans. Products offered through Centennial Financial Services are not insured by the Federal Deposit Insurance Act, and are not deposits or obligations of Redlands Centennial Bank and are not guaranteed by Redlands Centennial Bank.

Palomar Community Bank

Palomar was originally incorporated on January 10, 1983 and operated as a savings and loan under the name Palomar Savings & Loan. On November 4, 1999, Palomar changed both its charter and its name. The charter was changed from a savings and loan to a bank, and the name was changed to Palomar Community Bank. Palomar's deposit accounts are insured under the Federal Deposit Insurance Act up to applicable limits, and subject to regulations by that federal agency and to periodic examinations of its operations and compliance by the FDIC and the California Department of Financial Institutions. Palomar is not a member of the Federal Reserve System, but is a member of the Federal Home Loan Bank. At December 31, 2001, Palomar had $83 million in assets, $47 million in net loans, and $69 million in deposits.

Palomar provides banking services to businesses and consumers in Escondido and surrounding communities. As a community bank, Palomar is able to offer its customers a variety of consumer and business services.

Palomar offers various deposit instruments for both business and personal use. These include checking, savings, money market and time certificates of deposit.

Palomar also offers a variety of lending products for both business and consumer use. Types of loans offered by Palomar include commercial, consumer and real estate. Palomar's commercial loan products include commercial loans, lines of credit, commercial real estate loans, and other working capital financing. Consumer and real estate loan products include residential mortgages, home improvement loans, construction and lot loans, and home equity lines of credit.

Palomar also offers various specialized services for the needs of its business customers. These services include cash management services, automated payroll services, merchant credit card services and lockbox and remittance programs.

Recent developments

An application has been filed with the appropriate government agencies to request permission to merge Palomar Community Bank into Redlands Centennial Bank. After the merger is completed, Palomar will operate under the following, "Palomar Community Bank, a division of Redlands Centennial Bank". It is anticipated that the merger will be completed in the second quarter of 2002. The Company anticipates no material change in products or services offered to the customers of Redlands or Palomar.

Environmental compliance

Compliance with environmental laws has not had a material impact on the operations of Centennial First, although Redlands and Palomar face potential liability or losses if its borrowers fail to comply with such laws and Redlands or Palomar acquires contaminated properties in foreclosure

Employees

At December 31, 2001, all employees were employed by the subsidiaries of Centennial First. At December 31, 2001, Redlands had 55 full-time and 8 part-time employees, while Palomar had 18 full-time and 3 part-time employees. No employees of either subsidiary are subject to a collective bargaining agreement. The Company believes that its employee relations are satisfactory.

Competition

The banking business in California generally, and specifically in our market areas, is highly competitive with respect to virtually all products and services and has become increasingly more so in recent years. The industry continues to consolidate, and strong, unregulated competitors have entered banking markets with focused products targeted at highly profitable customer segments. Many competitors are able to compete across geographic boundaries and provide customers access to alternatives to banking services and nearly all significant products. These competitive trends are likely to continue.

With respect to commercial bank competitors, the business is largely dominated by a relatively small number of major banks with many offices operating over a wide geographical area, which have, among other advantages, the ability to finance wide-ranging and effective advertising campaigns and to allocate investment resources to regions of highest yield and demand. Many of the major banks operating in the area offer certain services directly that we may offer indirectly through correspondent institutions. By virtue of their greater total capitalization, such banks also have substantially higher lending limits than we do.

In addition to other banks, competitors include savings institutions, credit unions, and numerous non-banking institutions such as finance companies, leasing companies, insurance companies, brokerage firms, and investment banking firms. In recent years, increased competition has also developed from specialized finance and non-finance companies that offer wholesale finance, credit card, and other consumer finance services, including on-line banking services and personal finance software. Strong competition for deposit and loan products affects the rates of those products as well as the terms on which they are offered to customers. Mergers between financial institutions have placed additional pressure on banks within the industry to streamline their operations, reduce expenses, and increase revenues to remain competitive. Competition has also intensified due to recently enacted federal and state interstate banking laws, which permit banking organizations to expand geographically, and the California market has been particularly attractive to out-of-state institutions. The recently enacted Financial Modernization Act, which, effective March 11, 2000, has made it possible for full affiliations to occur between banks and securities firms, insurance companies, and other financial companies, is also expected to intensify competitive conditions.

Technological innovation has also resulted in increased competition in financial services markets. Such innovation has, for example, made it possible for non-depository institutions to offer customers automated transfer payment services that previously have been considered traditional banking products. In addition, many customers now expect a choice of several delivery systems and channels, including telephone, mail, home computer, ATMs, self-service branches, and/or in-store branches. In addition to other banks, the sources of competition for such products include savings associations, credit unions, brokerage firms, money market and other mutual funds, asset management groups, finance and insurance companies, internet-only financial intermediaries, and mortgage banking firms.

In order to compete with the other financial services providers, the Company principally relies upon local promotional activities, personal relationships established by officers, directors, and employees with its customers, and specialized services tailored to meet needs of the communities served. In those instances where the Company is unable to accommodate a customer's needs, the Company may arrange for those services to be provided by correspondent banks of Redlands and Palomar.

Regulation and Supervision

The Company and its subsidiary banks are subject to significant regulation by federal and state regulatory agencies. The following discussion of statutes and regulations is only a brief summary and does not purport to be complete.

This discussion is qualified in its entirety by reference to such statutes and regulations. No assurance can be given that such statutes or regulations will not change in the future.

The Company

The Company is subject to the periodic reporting requirements of Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act"), which requires the Company to file annual, quarterly and other current reports with the Securities and Exchange Commission (the "SEC"). The Company is also subject to additional regulations including, but not limited to, the proxy and tender offer rules promulgated by the SEC under Sections 13 and 14 of the Exchange Act; the reporting requirements of directors, executive officers and principal shareholders regarding transactions in the Company's Common Stock and short-swing profits rules promulgated by the SEC under Section 16 of the Exchange Act; and certain additional reporting requirements by principal shareholders of the Company promulgated by the SEC under Section 13 of the Exchange Act.

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 and is registered as such with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). A bank holding company is required to file with the Federal Reserve Board annual reports and other information regarding its business operations and those of its subsidiaries. It is also subject to examination by the Federal Reserve Board and is required to obtain Federal Reserve Board approval before acquiring, directly or indirectly, ownership or control of any voting shares of any bank if, after such acquisition, it would directly or indirectly own or control more than 5% of the voting stock of that bank, unless it already owns a majority of the voting stock of that bank.

The Federal Reserve Board has by regulation determined certain activities in which a bank holding company may or may not conduct business. A bank holding company must engage, with certain exceptions, in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks. The permissible activities and affiliations of certain bank holding companies have recently been expanded. (See " -- Financial Modernization Act" below.)

Centennial First and its subsidiaries Redlands and Palomar (the "Banks") are deemed to be affiliates of each other within the meaning set forth in the Federal Reserve Act and are subject to Sections 23A and 23B of the Federal Reserve Act. This means, for example, that there are limitations on loans by the subsidiary banks to affiliates, and that all affiliate transactions must satisfy certain limitations and otherwise be on terms and conditions at least as favorable to the subsidiary banks as would be available for non-affiliates.

The Federal Reserve Board has a policy that bank holding companies must serve as a source of financial and managerial strength to their subsidiary banks. It is the Federal Reserve Bank's position that bank holding companies should stand ready to use their available resources to provide adequate capital to their subsidiary banks during periods of financial stress or adversity. Bank holding companies should also maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting their subsidiary banks.

The Federal Reserve Board also has the authority to regulate bank holding company debt, including the authority to impose interest rate ceilings and reserve requirements on such debt. Under certain circumstances, the Federal Reserve Board may require the Company to file written notice and obtain its approval prior to purchasing or redeeming the Company's equity securities.

The Banks

As California state-chartered banks whose accounts are insured by the FDIC up to a maximum of $100,000 per depositor, Redlands and Palomar are subject to regulation, supervision and regular examination by the Department of Financial Institutions (the "DFI") and the FDIC. In addition, while the Banks are not members of the Federal Reserve System, they are subject to certain regulations of the Federal Reserve Board. The regulations of these agencies govern most aspects of the Banks' businesses, including the making of periodic reports by the Banks, and the Banks' activities relating to dividends, investments, loans, borrowings, capital requirements, certain check-clearing activities, branching, mergers and acquisitions, reserves against deposits and numerous other areas. Supervision, legal action and examination of the Banks by the FDIC is generally intended to protect depositors and is not intended for the protection of shareholders.

The earnings and growth of the Banks are largely dependent on their ability to maintain a favorable differential or "spread" between the yield on their interest-earning assets and the rate paid on their deposits and other interest-bearing liabilities. As a result, the Banks' performances are influenced by general economic conditions, both domestic and foreign, the monetary and fiscal policies of the federal government, and the policies of the regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (such as seeking to curb inflation and combat recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rate applicable to borrowings by banks which are members of the Federal Reserve System. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

Capital Adequacy Requirements

The Company and the Banks are subject to the regulations of the Federal Reserve Board and the FDIC, respectively, governing capital adequacy. Those regulations incorporate both risk-based and leverage capital requirements. Each of the federal regulators has established risk-based and leverage capital guidelines for the banks or bank holding companies it regulates, which set total capital requirements and define capital in terms of "core capital elements," or Tier 1 capital; and "supplemental capital elements," or Tier 2 capital. Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available for sale investment securities carried at fair market value. The following items are defined as core capital elements: (i) common stockholders' equity; (ii) qualifying noncumulative perpetual preferred stock and related surplus; and (iii) minority interests in the equity accounts of consolidated subsidiaries. Supplementary capital elements include: (i) allowance for loan and lease losses (but not more than 1.25% of an institution's risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as core capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; and (iv) term subordinated debt and intermediate-term preferred stock and related surplus. The maximum amount of supplemental capital elements, which qualifies as Tier 2 capital, is limited to 100% of Tier 1 capital, net of goodwill.

The minimum required ratio of qualifying total capital to total risk-weighted assets is 8.0% ("Total Risk-Based Capital Ratio"), at least one-half of which must be in the form of Tier 1 capital, and the minimum required ratio of Tier 1 capital to total risk-weighted assets is 4.0% ("Tier 1 Risk-Based Capital Ratio"). Risk-based capital ratios are calculated to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under the risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U. S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans. As of December 31, 2001, Redlands' Total Risk-Based Capital Ratio was 10.04% and its Tier 1 Risk-Based Capital Ratio was 8.90%. As of December 31, 2001, Palomar's Total Risk-Based Capital Ratio was 15.19% and its Tier 1 Risk-Based Capital Ratio was 13.94%. As of December 31, 2001, the Company's Total Risk-Based Capital was 11.07% and its Tier 1 Risk-Based Capital Ratio was 8.30%.

The risk-based capital requirements also take into account concentrations of credit (i.e., relatively large proportions of loans involving one borrower, industry, location, collateral or loan type) and the risks of "non-traditional" activities (those that have not customarily been part of the banking business). The regulations require institutions with high or inordinate levels of risk to operate with higher minimum capital standards, and authorize the regulators to review an institution's management of such risks in assessing an institution's capital adequacy.

The risk-based capital regulations also include exposure to interest rate risk as a factor that the regulators will consider in evaluating a bank's capital adequacy. Interest rate risk is the exposure of a bank's current and future earnings and equity capital arising from adverse movements in interest rates. While interest risk is inherent in a bank's role as financial intermediary, it introduces volatility to bank earnings and to the economic value of the bank.

The FDIC and the Federal Reserve Board also require the maintenance of a leverage capital ratio designed to supplement the risk-based capital guidelines. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets ("Leverage Capital Ratio") of at least 3%. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%. Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans, and federal regulators may, however, set higher capital requirements when a bank's particular circumstances warrant. As of December 31, 2001, Redlands' and Palomar's Leverage Capital Ratios were 7.09% and 8.32%, respectively. As of December 31, 2001, the Company's leverage capital ratio was 5.69%, exceeding regulatory minimums. See Part III -- Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources."

Prompt Corrective Action Provisions

Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured financial institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The federal banking agencies have by regulation defined the following five capital categories: "well capitalized" (Total Risk-Based Capital Ratio of 10%; Tier 1 Risk-Based Capital Ratio of 6%; and Leverage Ratio of 5%); "adequately capitalized" (Total Risk-Based Capital Ratio of 8%; Tier 1 Risk-Based Capital Ratio of 4%; and Leverage Ratio of 4%) (or 3% if the institution receives the highest rating from its primary regulator); "undercapitalized" (Total Risk-Based Capital Ratio of less than 8%; Tier 1 Risk-Based Capital Ratio of less than 4%; or Leverage Ratio of less than 4%) (or 3% if the institution receives the highest rating from its primary regulator); "significantly undercapitalized" (Total Risk-Based Capital Ratio of less than 6%; Tier 1 Risk-Based Capital Ratio of less than 3%; or Leverage Ratio less than 3%); and "critically undercapitalized" (tangible equity to total assets less than 2%). A bank may be treated as though it were in the next lower capital category if after notice and the opportunity for a hearing, the appropriate federal agency finds an unsafe or unsound condition or practice so warrants, but no bank may be treated as "critically undercapitalized" unless its actual capital ratio warrants such treatment.

At each successively lower capital category, an insured bank is subject to increased restrictions on its operations. For example, a bank is generally prohibited from paying management fees to any controlling persons or from making capital distributions if to do so would make the bank "undercapitalized." Asset growth and branching restrictions apply to undercapitalized banks, which are required to submit written capital restoration plans meeting specified requirements (including a guarantee by the parent holding company, if any). "Significantly undercapitalized" banks are subject to broad regulatory authority, including among other things, capital directives, forced mergers, restrictions on the rates of interest they may pay on deposits, restrictions on asset growth and activities, and prohibitions on paying certain bonuses without FDIC approval. Even more severe restrictions apply to critically undercapitalized banks. Most importantly, except under limited circumstances, not later than 90 days after an insured bank becomes critically undercapitalized, the appropriate federal banking agency is required to appoint a conservator or receiver for the bank.

In addition to measures taken under the prompt corrective action provisions, insured banks may be subject to potential actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the issuance of cease and desist orders, termination of insurance of deposits (in the case of a bank), the imposition of civil money penalties, the issuance of directives to increase capital, formal and informal agreements, or removal and prohibition orders against "institution-affiliated" parties.

Safety and Soundness Standards

The federal banking agencies have also adopted guidelines establishing safety and soundness standards for all insured depository institutions. Those guidelines relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation and interest rate exposure. In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan and institute enforcement proceedings if an acceptable compliance plan is not submitted.

Premiums for Deposit Insurance

The FDIC regulations also implement a risk-based premium system, whereby insured depository institutions are required to pay insurance premiums depending on their risk classification. Under this system, insured banks are categorized into one of three capital categories (well capitalized, adequately capitalized, and undercapitalized) and one of three supervisory categories based on federal regulatory evaluations. The three supervisory categories are: financially sound with only a few minor weaknesses (Group A), demonstrates weaknesses that could result in significant deterioration (Group B), and poses a substantial probability of loss (Group C). The capital ratios used by the FDIC to define well capitalized, adequately capitalized and undercapitalized are the same in the FDIC's prompt corrective action regulations. The current base assessment rates (expressed as cents per $100 of deposits) are summarized as follows:

                                                 Group A   Group B   Group C
                                                 -------   -------   -------

Well Capitalized ...........................        0         3        17
Adequately Capitalized .....................        3        10        24
Undercapitalized ...........................       10        24        27

     In addition, insured banks must pay an amount which fluctuates but is currently 1.82 basis points, or cents per $100 of insured deposits, towards the retirement of the Financing Corporation bonds issued in the 1980's to assist in the recovery of the savings and loan industry.

Community Reinvestment Act

The Banks are subject to certain requirements and reporting obligations involving Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate-income neighborhoods. The CRA further requires the agencies to take a financial institution's record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations. In measuring a bank's compliance with its CRA obligations, the regulators utilize a performance-based evaluation system which bases CRA ratings on the bank's actual lending service and investment performance, rather than on the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements. In connection with its assessment of CRA performance, the FDIC assigns a rating of "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance." Redlands and Palomar were last examined for CRA compliance in July 1998 and April 1998, respectively and both received "satisfactory" CRA Assessment Ratings.

Other Consumer Protection Laws and Regulations

The bank regulatory agencies are increasingly focusing attention on compliance with consumer protection laws and regulations. Examination and enforcement has become intense, and banks have been advised to carefully monitor compliance with various consumer protection laws and their implementing regulations. The federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in home mortgage lending describing three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment, and evidence of disparate impact. In addition to CRA and fair lending requirements, the Banks are subject to numerous other federal consumer protection statutes and regulations. Due to heightened regulatory concern related to compliance with consumer protection laws and regulations generally, the Banks may incur additional compliance costs or be required to expend additional funds for investments in the local communities they serve.

Interstate Banking and Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") regulates the interstate activities of banks and bank holding companies and establishes a framework for nationwide interstate banking and branching. Since June 1, 1997, a bank in one state has generally been permitted to merge with a bank in another state without the need for explicit state law authorization. However, states were given the ability to prohibit interstate mergers with banks in their own state by "opting-out" (enacting state legislation applying equality to all out-of-state banks prohibiting such mergers) prior to June 1, 1997.

Since 1995, adequately capitalized and managed bank holding companies have been permitted to acquire banks located in any state, subject to two exceptions: first, any state may still prohibit bank holding companies from acquiring a bank which is less than five years old; and second, no interstate acquisition can be consummated by a bank holding company if the acquirer would control more than 10% of the deposits held by insured depository institutions nationwide or 30% percent or more of the deposits held by insured depository institutions in any state in which the target bank has branches.

A bank may establish and operate de novo branches in any state in which the bank does not maintain a branch if that state has enacted legislation to expressly permit all out-of-state banks to establish branches in that state.

In 1995 California enacted legislation to implement important provisions of the Interstate Banking Act discussed above and to repeal California's previous interstate banking laws, which were largely preempted by the Interstate Banking Act.

The changes effected by Interstate Banking Act and California laws have increased competition in the environment in which the Bank operates to the extent that out-of-state financial institutions directly or indirectly enter the Banks' market areas. It appears that the Interstate Banking Act has contributed to the accelerated consolidation of the banking industry. While many large out-of-state banks have already entered the California market as a result of this legislation, it is not possible to predict the precise impact of this legislation on the Banks and the Company and the competitive environments in which they operate.

Financial Modernization Act

Effective March 11, 2000 the Gramm-Leach-Bliley Act eliminated most barriers to affiliations among banks and securities firms, insurance companies, and other financial service providers, and enabled full affiliations to occur between such entities. This new legislation permits bank holding companies to become "financial holding companies" and thereby acquire securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the FDICIA prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the CRA by filing a declaration that the bank holding company wishes to become a financial holding company. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. The Company has no current intention of becoming a financial holding company, but may do at some point in the future if deemed appropriate in view of opportunities or circumstances at the time.

The Gramm-Leach-Bliley Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Board has determined to be closely related to banking. A national bank (and therefore, a state bank as well) may also engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a satisfactory CRA rating. Subsidiary banks of a financial holding company or national banks with financial subsidiaries must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a CRA rating of satisfactory or better.

The Gramm-Leach-Bliley Act also imposes significant new requirements on financial institutions with respect to the privacy of customer information, and modifies other existing laws, including those related to community reinvestment.

USA Patriot Act of 2001

On October 26, 2001, President Bush signed the USA Patriot Act of 2001 (the "Patriot Act"). Enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. on September 11, 2001, the Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' ability to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Act on financial institutions of all kinds is significant and wide ranging. The Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including:

          . due diligence requirements for financial institutions that administer, maintain, or manage private banks accounts or correspondent accounts for non-U.S. persons;

          . standards for verifying customer identification at account opening;

          . rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering;

          . reports by nonfinancial trades and business filed with the Treasury Department's Financial Crimes Enforcement Network for transactions exceeding $10,000 and;

          . filing of suspicious activities reports securities by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

The Company is not able to predict the impact of such law on its financial condition or results of operations at this time.

Other Pending and Proposed Legislation

Other legislative and regulatory initiatives, which could affect the Company, the Banks and the banking industry, in general are pending, and additional initiatives may be proposed or introduced, before the United States Congress, the California legislature and other governmental bodies in the future. Such proposals, if enacted, may further alter the structure, regulation and competitive relationship among financial institutions, and may subject the Banks to increased regulation, disclosure and reporting requirements. In addition, the various banking regulatory agencies often adopt new rules and regulations to implement and enforce existing legislation. It cannot be predicted whether, or in what form, any such legislation or regulations may be enacted or the extent to which the business of the Company or the Banks would be affected thereby.

RISK FACTORS

Statements and financial discussion and analysis by management contained throughout this report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number risks and uncertainties. The important factors that could cause actual results to differ materially from the forward-looking statements herein include, without limitation, the factors set forth below.

Poor Economic Conditions

Poor economic conditions may cause us to incur losses. A substantial majority of our assets and deposits are generated in the greater San Bernardino County and San Diego County area in Southern California. As a result, poor economic conditions in these areas may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. The above-mentioned areas have experienced a downturn in economic activity in line with the slowdown in California during the past year. Several commentators have reported that the US economy has been in a recession since March 2001. Economic activity slowed significantly immediately following the September 11, 2001 terrorist attacks. Unemployment levels have increased since mid 2001. In addition, in the early 1990s, the entire state of California experienced an economic recession that resulted in increases in the level of delinquencies and losses for many of the state's financial institutions. If the current recessionary conditions continue or deteriorate, we expect that our level of problem assets would increase accordingly.

Geographic Concentration

Substantially all of the Company's business is located in California, with a particular concentration in the Southern California counties of San Bernardino, Riverside, Orange, Los Angeles and San Diego. As a result, the Company's financial condition and operating results are subject to changes in economic conditions in those regions. In the early to mid-1990s, California experienced a significant and prolonged downturn in its economy, which adversely affected financial institutions, including the Company. Although the general economy in California has recovered from that prolonged recession, we find ourselves in another period of economic instability. The Company has not felt the effects of this economic downturn as harshly as other regions of the country.

In addition, a substantial portion of the Company's assets consists of loans secured by real estate in California. At December 31, 2001 approximately 72% of the Company's loans are secured by real estate in California. Historically, California has experienced, on occasion, significant natural disasters, including earthquakes, brush fires and, during early 1998, flooding attributed to the weather phenomenon known as "El Nino". Accordingly, the availability of insurance for losses from such catastrophes is limited. The occurrence of one or more of such catastrophes could impair the value of the collateral for the Company's real estate secured loans and adversely affect the Company.

Potential Impact of Changes in Interest Rates

The Company's profitability is significantly dependent on its net interest income. Net interest income is the difference between its interest income on interest-earning assets, such as loans and leases, and its interest expense on interest-bearing liabilities, such as deposits. Therefore, changes in general market interest rates, whether as a result of changes in the monetary policies of the Federal Reserve or otherwise, can have a significant effect on the Company's net interest income. The Company's assets and liabilities may react differently to changes in overall market rates or conditions because of mismatches between the repricing or maturity characteristics of its assets and liabilities. As a result, changes in interest rates can affect the Company's net interest income in either a positive or a negative way.

Lack of Diversification of Loan Portfolio

The Company's loan portfolio is heavily concentrated in real estate loans, both commercial and residential. At December 31, 2001, approximately 72% of the Company's loan portfolio is real estate-related. Conditions in the California real estate market can and historically have strongly influenced the level of the Company's non-performing loans and its results of operations. A real estate recession in California, or the occurrence of a natural disaster, could have a material adverse effect on the Company.

Dependence on Key Personnel

The Company's future success depends, in large part upon the continuing contributions of its key management personnel. If the Company loses the services of one or more key employees within a short period of time, the Company could be adversely affected. The Company's future success is also dependent upon its continuing ability to attract and retain other highly qualified personnel. Competition for such employees among financial institutions in California is intense. The Company's inability to attract and retain additional key personnel could adversely affect the Company. We can provide no assurance that the Company will be able to retain any of its key officers and employees or attract and retain qualified personnel in the future. Timothy P. Walbridge and Beth Sanders have each signed employment agreements on December 1, 2001 that have 3-year terms, with 1-year renewals. Richard Sanborn has signed an employment agreement on December 1, 2000 that has a 3-year term with a 1-year renewal. The employment agreements provide for severance payments if their respective employment arrangements are terminated in connection with a change in control of the Company or subsidiaries. Those provisions may have the effect of increasing the cost of acquiring the Company, thereby discouraging future attempts to take over the Company. See exhibit 10(ii)(A).

Risks Related to Growth

The Company consummated its acquisition of Palomar Community Bank on August 17, 2001. The acquisition of Palomar increased the Company's total assets by approximately 74%. In addition, the Company intends to investigate other opportunities to acquire or combine with additional financial institutions that would complement the Company's existing business as such opportunities may arise. No assurance can be provided, however, that the Company will be able to identify additional suitable acquisition targets or consummate any such acquisition.

The Company's ability to manage its growth will depend primarily on its ability to:

     .    monitor operations;

     .    maintain increased earnings levels;

     .    control costs;

     .    maintain positive customer relations;

     .    attract, assimilate and retain additional qualified personnel.

If the Company fails to achieve those objectives in an efficient and timely manner, it may experience interruptions and dislocations in its business. Any such problems could adversely affect the Company's existing operations, as well as its ability to retain the customers of the acquired businesses or operate any such businesses profitably. In addition, such concerns may cause the Company's federal and state banking regulators to require the Company to delay or forgo any proposed acquisition until such problems have been addressed to the satisfaction of those regulators.

Intention to Pay Dividends; Regulatory Restrictions on Payment of Dividends

While the Company has paid cash and stock dividends in the past, there is no guarantee that it will do so in the future. The Company's ability to declare a dividend on the common stock will depend upon, among other things, future earnings, operating and financial condition, capital requirements and general business conditions, and receipt of regulatory approvals, if then required.

The Company is a legal entity separate and distinct from its subsidiaries. Substantially all of the Company's revenue and cash flow, including funds available for the payments of dividends and other operating expenses, is dependent upon the payment of dividends to the Company from its subsidiaries. Dividends payable by Redlands and Palomar are restricted under California and federal laws and regulations.

No Assurances as to Adequacy of Allowance for Loan Losses

The Company believes that the allowance for loan losses maintained by the Bank is at a level adequate to absorb any inherent losses in its loan portfolio. Depending on changes in economic, operating and other conditions, including changes in interest rates that are generally beyond the Company's control the Company's actual loan losses could increase significantly. As a result, such losses could exceed the Company's current allowance estimates. The Company can provide no assurance that it's allowance is sufficient to cover actual loan losses should such losses be realized. In addition, the FDIC and the California Department of Financial Institutions (DFI), as an integral part of their respective supervisory functions, periodically review the Company's allowance for loan losses. Such regulatory agencies may require the Company to increase its provision for loan losses or to recognize further loan charge-offs, based upon judgments different from those of management. Any increase in the Company's allowance required by the FDIC or the DFI could adversely affect the Company.

Possible Future Sales of Shares

Sales of substantial amounts of Common Stock in the public market pursuant to Rule 144 of the Securities Act of 1933, as amended (the "Securities Act"), or otherwise, or the perception that such sales could occur, may adversely affect prevailing market prices of the Common Stock. If the prevailing market prices are affected, such sales could impair the future ability of the Company to raise capital through an offering of its equity securities or to effect acquisitions using shares of Common Stock.

Limited Prior Market for Common Stock and Possible Volatility of Stock Price

Trading in the common stock of the Company has been limited and cannot be characterized as amounting to an established public trading market. Shares of common stock are thinly traded on the over-the-counter bulletin board market (OTCBB). The price of our common stock may fluctuate, depending on many factors. Some of these factors have little to do with our actual operating results, or intrinsic worth of the Company. Market value may be affected by increased trading volume of shares, announcements by our competitors, operating results of our competitors, general announcements within the banking industry, or variations in quarterly operating results. A limited trading market for our stock may also cause exaggerated changes in market value. As a result, if you want to sell your common stock, you may experience a delay or fluctuation in price.

Competition

The banking business in the Company's market areas is highly competitive with respect to virtually all products and services. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial service providers. In California generally, major banks dominate the commercial banking industry. By virtue of their larger capital bases, such institutions have substantially greater lending limits than the Company has and perform certain functions for their customers, including trust services, investment services and international banking, which the Company is not equipped to offer directly, although it does offer certain of these services through correspondent banks. In the Company's primary service area, major banks and other independent banks larger than the Company's, dominate the commercial banking business. In addition to commercial banks, we compete for loans, deposits and customers for financial services, with securities and brokerage companies, mortgage companies, insurance companies, finance companies, credit unions, and other non-bank financial service providers.

Monetary Policy and Economic Conditions

The Company's net income depends to a large extent on its ability to maintain a favorable differential or "spread" between the rates earned on its loans and other interest-earning assets and the rates paid on its deposits and other interest-bearing liabilities. These rates are highly sensitive to many factors that are beyond the Company's control, including general economic conditions and the policies of various governmental and regulatory agencies, in particular the Board of Governors of the Federal Reserve System. In addition, future adverse economic conditions or changes in regulatory policies or procedures could make a higher provision for loan losses prudent and could cause higher loan charge-offs, thus adversely affecting the Company's net earnings.

Government Regulation and Legislation

The Company and the Bank are subject to extensive state and federal regulation, supervision and legislation, and the laws that govern the Company and the Bank and their respective operations are subject to change from time to time. These laws and regulations increase the cost of doing business and have an adverse impact on the Company's ability to compete efficiently with other financial services providers that are not similarly regulated. For instance, changes in regulatory policies or procedures could result in Management determining that a higher provision for loan losses was necessary and could cause higher loan charge-offs, thus adversely affecting the Company's net earnings. There can be no assurance that future regulation or legislation will not impose additional requirements and restrictions on the Company in a manner that could adversely affect their results of operations, cash flows, financial condition and prospects.

FEDERAL DEPOSIT INSURANCE

The FDIC insures deposits of federally insured banks, savings banks and savings associations and safeguards the safety and soundness of the banking industry. Two separate insurance funds are maintained and administered by the FDIC. In general, bank deposits are insured through the Bank Insurance Fund.

Deposits in savings associations are insured through the Savings Association Insurance Fund. SAIF members may merge with a bank as long as the bank continues to pay the SAIF insurance assessments on the deposits acquired. The Economic Growth and Regulatory Paperwork Reduction Act as part of the Omnibus Appropriations Bill provided for the recapitalization of SAIF requiring a one time assessment, payable on November 30, 1996, of approximately 65 basis points per $100 of deposits of SAIF insured deposits and for years 1997 through 1999, payment of interest on Financing Corporation ("FICO") bonds that were issued to help pay for the clean up of the savings and loan industry. Banks will pay after the Year 2000, approximately 2.4 cents per $100 of deposits until the FICO bonds mature in 2017 through 2019.

As FDIC member institutions, deposits in Redlands Centennial Bank and Palomar Community Bank are insured to a maximum of $100,000 per depositor. The banks are required to pay quarterly deposit insurance premium assessments to the FDIC. In general terms, each institution is assessed insurance premiums according to how much risk to the insurance fund the institution represents. Well-capitalized institutions with few supervisory concerns are assessed lower premiums than other institutions. Currently, insurance fund assessments range from zero for well-capitalized institutions to 0.27% of deposits for institutions that are not well capitalized and have supervisory concerns (with a statutory minimum of $2,000 paid by all institutions). Both Palomar Community Bank's and Redlands Centennial Bank's current assessment rate is 0.0196%.

The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital.

INTERSTATE BANKING AND BRANCHING

On September 28, 1995, Assembly Bill 1482 (known as the Caldera, Weggel and Killea California Interstate Banking and Branching Act of 1995 and referred to herein as "CIBBA") was enacted which allows for early interstate branching in California. Under the federally enacted Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("IBBEA"), discussed in more detail below, individual states could "opt-out" of the federal law that would allow banks on an interstate basis to engage in interstate branching by merging out-of-state banks with host state banks after June 1, 1997. In addition under IBBEA, individual states could also "opt-in" and allow out-of-state banks to merge with host state banks prior to June 1, 1997. The host state is allowed under IBBEA to impose nondiscriminatory conditions on the resulting depository institution until June 1, 1997. California, in enacting CIBBA, authorizes out-of-state banks to enter California by the acquisitions of or mergers with California banks that have been in existence for at least five years.

Section 3824 of the California Financial Code ("Section 3824") as added by CIBBA provides for the election of California to "opt-in" under IBBEA allowing interstate bank merger transactions prior to July 1, 1997, of an out-of-state bank with a California bank that has been in existence for at least five years. The early "opt in" has the reciprocal effect of allowing California banks to merge with out-of-state banks where the states of out-of-state banks have also "opted in" under IBBEA. The five-year age limitation is not required when the California bank is in danger of failing or in other emergency situations.

Under IBBEA, California may also allow interstate branching through the acquisition of a branch in California without the acquisition of an entire California bank. Section 3824 provides an express prohibition against interstate branching through the acquisition of a branch in California without the acquisition of the entire California bank. IBBEA also has a provision allowing states to "opt-in" with respect to permitting interstate branching through the establishment of de novo or new branches by out-of-state banks. Section 3824 provides that California expressly prohibits interstate branching through the establishment of de novo branches of out-of-state banks in California, or in other words, California did not "opt-in" this aspect of IBBEA. CIBBA also amends the California Financial Code to include agency provisions to allow California banks to establish affiliated insured depository institution agencies out-of-state as allowed under IBBEA.

Other provisions of CIBBA amend the intrastate branching laws, govern the use of shared ATM's, and amend intrastate branch acquisition and bank merger laws. Another banking bill enacted in California in 1995 was Senate Bill 855 (known as the State Bank Parity Act and is referred to herein as the "SBPA"). SBPA went into effect on January 1, 1996, and its purpose is to allow a California state bank to be on a level playing field with a national bank by the elimination of various disparities, provision of California Department of Financial Institutions' authority to implement changes in California banking law to parallel changes in national banking law including closer conformance of California's version of Regulation O to the Federal Reserve Board's version of Regulation O, and provision of other changes including allowance to repurchase stock with the prior written consent of the California Department of Financial Institutions.

The laws governing interstate banking and interstate bank mergers provide that transactions which result in the bank holding company or bank controlling or holding in excess of 10% of total deposits nationwide or 30% of total deposits statewide, will not be permitted except under specified conditions. However, any state may waive the 30% provision for that state. In addition, a state may impose a cap of less than 30% of the total amount of deposits held by a bank holding company or bank provided the cap is not discriminatory to out-of-state bank holding companies or banks.

IMPACT OF ECONOMIC CONDITIONS AND MONETARY POLICIES

The earnings and growth of Redlands Centennial Bank and Palomar Community Bank are and will be affected by general economic conditions, both domestic and international, and by the monetary and fiscal policies of the United States Government and its agencies, particularly the Federal Reserve Board. One function of the Federal Reserve Board is to regulate the money supply and the national supply of bank credit in order to mitigate recessionary and inflationary pressures. Among the instruments of monetary policy used to implement these objects are open market transactions in United States Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements held by depository institutions. The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. However, the effect of these policies on the future business and earnings of Redlands Centennial Bank and Palomar Community Bank cannot be accurately predicted.

RISK MANAGEMENT

Beginning in 1996, Federal Reserve Board examiners were instructed to assign a formal supervisory rating to the adequacy of an institution's risk management processes, including its internal controls. The five ratios are strong, satisfactory, fair, marginal, and unsatisfactory. The specific rating of risk management and internal controls will be given significant weight when evaluating a bank's and a bank holding company's rating.

CAPITAL ADEQUACY GUIDELINES

The Federal Reserve Board and the FDIC employ similar risk-based capital guidelines in their examination and regulation of bank holding companies and financial institutions. If capital falls below the minimum levels established by the guidelines, the bank holding company, bank or savings bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open new facilities. Failure to satisfy applicable capital guidelines could subject a banking institution to a variety of enforcement actions by federal regulatory authorities, including the termination of deposit insurance by the FDIC and a prohibition on the acceptance of "brokered deposits."

In the calculation of risk-based capital, assets and off-balance sheet items are assigned to broad risk categories, each with an assigned weighting (0%, 20%, 50% and 100%). Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property, which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% risk-weight. Off-balance sheet items are also taken into account in the calculation of risk-based capital, with each class of off-balance sheet item being converted to a balance sheet equivalent according to established "conversion factors." From these computations, the total of risk-weighted assets is derived. Risk-based capital ratios therefore state capital as a percentage of total risk-weighted assets and off-balance sheet items. The ratios established by guideline are minimums only.

Current risk-based capital guidelines require all bank holding companies and banks to maintain a minimum risk-based total capital ratio equal to 8% and a Tier 1 capital ratio of 4%. Intangibles other than readily marketable mortgage servicing rights are generally deducted from capital. Tier 1 capital includes common shareholders' equity, qualifying perpetual preferred stock (within limits and subject to certain conditions, particularly if the preferred stock is cumulative preferred stock), to certain limits, trust preferred securities, and minority interests in equity accounts of consolidated subsidiaries, less intangibles. Tier 2 capital includes: the allowance for loan losses up to 1.25% of risk-weighted assets; any qualifying perpetual preferred stock exceeding the amount includable in Tier 1 capital; hybrid capital instruments; perpetual debt; mandatory convertible securities and subordinated debt and intermediate term preferred stock of up to 50% of Tier 1 capital. Total capital is the sum of Tier 1 and Tier 2 capital, less reciprocal holdings of other banking organizations and capital instruments. The allowance for loan losses eligible for inclusion in Tier 2 capital is subject to 1.25% restriction. At December 31, 2001, Redlands Centennial Bank's and Palomar Community Bank's allowance for loan losses subject to this restriction were 1.14% and 1.25%, respectively.

Centennial First's Tier 1 risk-based capital ratio at December 31, 2001, was 8.30%. At December 31, 2001, Redlands Centennial Bank's and Palomar Community Banks Tier 1 risk-based capital ratio was 8.90% and 13.94%, respectively.

The FDIC has added a market risk component to the capital requirements of nonmember banks. The market risk component could require additional capital for general or specific market risk of trading portfolios of debt and equity securities and other investments or assets. The FDIC's evaluation of an institution's capital adequacy takes account of a variety of the factors as well, including interest rate risks to which the institution is subject, the level and quality of an institution's earnings, loan and investment portfolio characteristics and risks, risks arising from the conduct of nontraditional activities and a variety of other factors. Accordingly, the FDIC's final supervisory judgment concerning an institution's capital adequacy could differ significantly from the conclusions that might be drawn from the absolute level of an institution's risk-based capital ratios. Therefore, institutions generally are expected to maintain risk-based capital ratios that exceed the minimum ratios discussed above. This is particularly true for institutions contemplating significant expansion plans and institutions that are subject to high or inordinate levels of risk. Moreover, although the FDIC does not impose explicit capital requirements on holding companies of institutions regulated by the Federal Reserve Bank, the FDIC can take account of the degree of leverage and risks at the holding company level. If the FDIC determines that the holding company (or another affiliate of the institution regulated by the FDIC) has an excessive degree of leverage or is subject to inordinate risks, the FDIC may require the subsidiary institution(s) to maintain additional capital or the FDIC may impose limitations on the subsidiary institution's ability to support its weaker affiliates or holding company. Centennial First's total risk-based capital ratio at December 31, 2001, was 11.07%. Redlands Centennial Bank's and Palomar Community Banks risk-based capital ratio at December 31, 2001, was 10.04% and 15.19%, respectively.

The Federal Reserve Board and the FDIC have also established a minimum leverage ratio of 3%. However, for bank holding companies and financial institutions seeking to expand and for all but the most highly rated banks and bank holding companies, the Federal Reserve Board and the FDIC expect an additional cushion of at least 100 to 200 basis points. The leverage ratio represents Tier 1 capital as a percentage of average assets, less intangibles. Centennial First's leverage ratio at December 31, 2001, was 5.69%. At December 31, 2001, Redlands Centennial Bank's and Palomar Community Bank's leverage ratios were 6.56% and 8.75%, respectively. At December 31, 2001, Centennial First, as well as Redlands Centennial Bank and Palomar Community Bank, were in compliance with all regulatory capital requirements.

In order to resolve the problems of undercapitalized institutions and to prevent a recurrence of the banking crises of the 1980s and early 1990s, the Federal Deposit Insurance Corporation Improvement Act of 1991 established a system known as "prompt corrective action." Under the prompt corrective action provisions and implementing regulations, every institution is classified into one of five categories, depending on its total risk-based capital ratio, Tier 1 risk-based capital ratio and leverage ratio and certain subjective factors. The categories are: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." A financial institution's operations can be significantly affected by its capital classification. For example, an institution that is not "well capitalized" generally is prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market, and the holding company of any undercapitalized institution must guarantee, in part, certain aspects of the institution's capital plan. Financial institution regulatory agencies generally are required to appoint a receiver or conservator shortly after an institution enters the category of weakest capitalization. The Federal Deposit Insurance Corporation Improvement Act of 1991 also authorizes the regulatory agencies to reclassify an institution from one category into a lower category if the institution is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. Undercapitalized institutions are required to take certain specified actions in order to increase their capital or otherwise decrease the risks to the federal deposit insurance funds.

The following table illustrates the capital and prompt corrective action guidelines applicable to Redlands Centennial Bank and Palomar Community Bank, as well as their total risk-based capital ratios, Tier 1 capital ratios and leverage ratios as of December 31, 2001.

                                            At December 31, 2001
                    --------------------------------------------------------------------
                                                                               Minimum
                    Centennial                                                Necessary
                      First       Redlands     Palomar        Minimum           to Be
                    Financial    Centennial   Community    Necessary to Be   Adequately
                     Services       Bank        Bank      Well Capitalized   Capitalized
                    ----------   ----------   ---------   ----------------   -----------
Total risk-based
 capital ratio        11.07%       10.04%       15.19%          10.0%            8.0%
Tier 1 risk-based
 capital ratio         8.30%        8.90%       13.94%           6.0%            4.0%
Leverage ratio         5.69%        7.09%        8.32%           5.0%            4.0%

LIMITS ON DIVIDENDS AND OTHER PAYMENTS

Centennial First's ability to obtain funds for the payment of dividends and for other cash requirements is dependent on the amount of dividends that may be declared by Redlands Centennial Bank and Palomar Community Bank. California bank law provides that dividends may be paid from the lesser of retained earnings or net income of the bank for its last three years. Further, a California-chartered bank may not declare a dividend without the approval of the California Department of Financial Institutions if the total of dividends and distributions declared in a calendar year exceeds the greater of the bank's retained earnings or net income for its last fiscal year or its current fiscal year. State-chartered banks' ability to pay dividends may be affected by capital adequacy guidelines of their primary federal bank regulatory agency as well. See "Capital Adequacy Guidelines." Moreover, regulatory authorities are authorized to prohibit banks and bank holding companies from paying dividends if payment of dividends would constitute an unsafe and unsound banking practice.

The Federal Reserve Board's policy statement governing payment of cash dividends provides that we should not pay cash dividends on common stock unless: our net income for the past year is sufficient to fully fund the proposed dividends; and our prospective rate of earnings retention is consistent with our capital needs, asset quality and overall financial condition.

TRANSACTIONS WITH AFFILIATES

Redlands Centennial Bank and Palomar Community Bank are required to comply with Sections 23A and 23B of the Federal Reserve Act (pertaining to transactions with affiliates). An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. Generally, Sections 23A and 23B of the Federal Reserve Act (i) limit the extent to which a bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital and surplus, limiting the aggregate of covered transactions with all affiliates to 20% of capital and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a nonaffiliate. The term "covered transaction" includes making loans, purchasing assets, issuing a guarantee and other similar types of transactions.

Redlands Centennial Bank and Palomar Community Bank's authority to extend credit to executive officers, directors and greater than 10% shareholders, as well as entities such persons control, is subject to Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these laws require insider loans to be made on terms substantially similar to those offered to unaffiliated individuals, place limits on the amount of loans a bank may make to such persons based, in part, on the bank's capital position, and require certain approval procedures to be followed. Under Section 22(h), loans to an executive officer, director, or greater than 10% shareholder (a "principal shareholder") of a bank, and certain affiliated entities of either, together with all other outstanding loans to such persons and affiliated entities, may not exceed the bank's loans-to-one-borrower limit, which in general terms is 15% of tangible capital but can be higher in certain circumstances. Section 22(h) also prohibits loans in excess of the greater of 5% of capital or $25,000 to directors, executive officers and principal shareholders, and their respective affiliates, unless the loans are approved in advance by a majority of the board of directors, with any "interested" director not participating in the voting. A violation of these restrictions could result in the assessment of substantial civil monetary penalties, the imposition of a cease-and-desist order or other regulatory sanctions. Recent regulations now permit executive officers and directors to receive the same terms through benefit or compensation plans that are available to other employees, as long as the director or executive officer is not given preferential treatment compared to the other participating employees.

COMMUNITY REINVESTMENT ACT

Under the Community Reinvestment Act of 1977 and implementing regulations of the banking agencies, a financial institution has a continuing and affirmative obligation (consistent with safe and sound operation) to meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that the institution believes are best suited to its particular community. The CRA requires that bank regulatory agencies conduct regular CRA examinations and provide written evaluations of institutions' CRA performance. The CRA also requires that an institution's CRA performance rating be made public. CRA performance evaluations are based on a four-tiered rating system: Outstanding, Satisfactory, Needs to Improve and Substantial Noncompliance.

At the most recent CRA examination of Redlands Centennial Bank, concluded July 27, 1998, Redlands Centennial Bank received a CRA performance rating of "satisfactory." At the most recent CRA examination of Palomar Community Bank, concluded April 27, 1998, Palomar Community Bank received a CRA performance rating of "satisfactory." Although CRA examinations occur on a regular basis, CRA performance evaluations are used principally in the evaluation of regulatory applications submitted by an institution. CRA performance evaluations are considered in evaluating applications for such things as mergers, acquisitions and applications to open branches. Over the twenty years that the CRA has existed, and particularly in the last few years, institutions have faced increasingly difficult regulatory obstacles and public interest group objections in connection with their regulatory applications, including institutions that have received the highest possible CRA ratings.

The Financial Services Modernization Act of 1999 revises the CRA by reducing the frequency of examinations for smaller banks, those with assets of less than $250 million, and by requiring disclosure by community groups as to the amount of funds received from lenders and the manner those community groups used those funds. These revisions are not expected to significantly impact the application of CRA to Centennial First.

STATE BANKING REGULATION

As California-chartered institutions, Redlands Centennial Bank and Palomar Community Bank are subject to regular examination by the California Department of Financial Institutions. State banking regulation affects the internal organization of Redlands Centennial Bank and Palomar Community Bank as well as their savings, mortgage lending, investment and other activities. State banking regulation may contain limitations on an institution's activities that are in addition to limitations imposed under federal banking law. State banking regulation also contains many provisions that are consistent with federal banking law, such as provisions of California banking law limiting loans by either of Redlands Centennial Bank or Palomar Community Bank to any one borrower to 15.0% of unimpaired capital and surplus, plus 10.0% of unimpaired capital and surplus if the additional amount is fully secured by certain forms of "readily marketable collateral."


The California Department of Financial Institutions may initiate supervisory measures or formal enforcement actions, and if the grounds provided by law exist, the California Department of Financial Institutions may place a California-chartered financial institution in conservatorship or receivership. Whenever the Commissioner of the Department considers it necessary or appropriate, the Commissioner may also examine the affairs of any holding company or any affiliate of a California-chartered financial institution.

FIRREA AND CROSS-GUARANTEES

Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly FDIC-insured depository institution in danger of default (the "Cross Guarantee"). "Default" is defined generally as the appointment of a conservator or receiver, and "in danger of default" is defined generally as the existence of certain conditions indicating either that there is no reasonable prospect that the institution will be able to meet the demands of its depositors or pay its obligations in the absence of regulatory assistance, or that its capital has been depleted and there is no reasonable prospect that it will be replenished in the absence of regulatory assistance. The Cross Guarantee thus enables the FDIC to assess a holding company's healthy BIF members for the losses of any of such holding company's failed BIF members. Cross Guarantee liabilities are generally superior in priority to obligations of the depository institution to its shareholders due solely to their status as shareholders and obligations to other affiliates. This law applies to Redlands Centennial Bank and Palomar Community Bank.

RECENT LEGISLATION

Potentially significant changes have been enacted recently by Congress are disused below.

The Financial Services Modernization Act of 1999 substantially eliminates most of the separations between banks, brokerage firms, and insurers enacted by the Glass-Steagall Act of 1933. The reform legislation permits securities firms and insurers to buy banks and banks to underwrite insurance and securities. States retain regulatory authority over insurers. The Treasury Department's Office of the Comptroller of the Currency has authority to regulate bank subsidiaries that underwrite securities and the Federal Reserve has authority over bank affiliates for activities such as insurance underwriting and real-estate development.

FUTURE LEGISLATION AND REGULATIONS

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks and other financial institutions are frequently made in Congress, in the California legislature, and by various bank regulatory agencies. No prediction can be made as to the likelihood of any major changes or the impact legislative changes might have on Centennial First.

ITEM 2. PROPERTIES

Redlands Centennial Bank owns the real property located at 218 East State Street, Redlands, California. The two-story building situated on the property consists of 8,500 square feet and houses the executive and head offices of Redlands Centennial Bank.

The Company also leases the following properties:

Division/Branch             Location             Square footage     Lease expires       Monthly rent
---------------------   ----------------------   --------------     -----------------   ------------
Redlands Centennial     200 W. Santa Ana Blvd.
  Bank - SBA Lending    Santa Ana, California        1,100          April 20, 2001        $ 2,090

Redlands Centennial     10 Pointe Drive
  Bank - Branch         Brea, California             5,061          December 31, 2005     $10,729

Redlands Centennial
  Bank - Real Estate/
  Construction,         101 E. Redlands Blvd.
  IT departments          Redlands, California       4,751          December 31, 2006     $ 3,483

Palomar Community       355 W. Grand Avenue
  Bank - Main Branch    Palomar, California          7,000          November 23, 2001     $13,700

Rental expense for all leases of premises was for the years ended December 31, 2001, 2000, and 1999, $303,000, $42,000, and $20,000 respectively.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings other than ordinary routine litigation incidental to Centennial First's business pending against either Centennial First, Redlands Centennial Bank or Palomar Community Bank to which either is a party or of which any of their respective properties is subject other than the following:

On February 18, 1998, Ms. Sharon Roberts filed a civil action in the San Bernardino County Superior Court Central Division entitled SHARON ROBERTS V. REDLANDS CENTENNIAL BANK (Case No. SCV 45380). The causes of action filed against Redlands Centennial Bank are for fraudulent inducement, breach of contract and breach of the covenant of good faith and fair dealing. Ms. Roberts was a former employee of Redlands Centennial Bank and had an employment contract with Redlands Centennial Bank. While the trial court granted Redlands Centennial Bank's motion for summary judgment finding that there was no breach of contract or breach of the covenant of good faith and fair dealing, the matter went to trial on the fraudulent inducement cause of action. On October 18, 2000, the jury returned a verdict in the plaintiff's favor in the amount of $137,000, and on October 21, 2000, the jury awarded the plaintiff an additional $15,000 as punitive damages. On February 13, 2001, the trial court awarded the plaintiff an additional $283,370 in attorney fees and costs.

Management of Redlands Centennial Bank believes that the trial court erred in not granting summary judgment in favor of the Bank on the fraudulent inducement cause of action, and Redlands Centennial Bank, through its counsel, filed an appeal to the matter on January 18, 2001. Redlands Centennial Bank has instructed its counsel to vigorously represent Redlands Centennial Bank to have overturned the jury verdict and award of attorney fees and costs. The appeal process is expected to be completed by late 2002.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS.

The Company's Common Stock is traded as an "Over-the-counter" stock (OTC) under the symbol "CFFX". Trading in the stock has not been extensive and such trades cannot be characterized as amounting to an active trading market. The Bank is aware of the following securities dealers which make a market in the Bank's stock: Western Financial Corporation, San Diego, California, Sutro & Company, Big Bear Lake, California, Wedbush Morgan Securities, Portland, Oregon, and Hoefer & Arnett, San Francisco, California. The Securities Dealers have no obligation to continue to make such a market and may discontinue making a market at any time.

The information in the following table indicates the high and low "bid" and "asked" quotations and approximate volume of trading for the Common Stock for each quarterly period since January 1, 2000, and is based upon information provided by Yahoo! Finance. The high and low sales price has been adjusted to give effect to all stock dividends and splits. In addition, the prices indicated reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

                                      2000                        2001
                            High     Low      Volume     High     Low     Volume

First quarter              $17.00   $14.00    96,700    $18.00   $15.00    9,200
Second quarter              18.00    14.00    11,100     18.00    15.50    6,800
Third quarter               18.00    17.00    14,400     18.50    17.60   21,100
Fourth quarter              25.00    14.00    16,100     19.50    16.75   43,100

As of March 1, 2002, our shares of common stock were held by approximately 483 shareholders, not including those held in street name by several brokerage firms.

DIVIDEND POLICY

As a bank holding company, which currently has no significant assets other than, its equity interest in Redlands and Palomar, the Company's ability to pay dividends primarily depends upon the dividends it receives from its subsidiaries. As with the Company, the Redlands and Palomar's dividend practices will depend upon their earnings, financial position, current and anticipated cash requirements and other factors deemed relevant by the Board of Directors at that time.

Redlands and Palomar's ability to pay dividends to the Company is also subject to certain legal limitations. Under California law, banks may declare a cash dividend out of their net profits up to the lesser of retained earnings or the net income for the last three (3) fiscal years (less any distributions made to stockholders during such period), or, with the prior written approval of the Commissioner, in an amount not exceeding the greatest of (i) the retained earnings of the bank, (ii) the net income of the bank for its last fiscal year, or (iii) the net income of the bank for its current fiscal year. In addition, under federal law, banks are prohibited from paying any dividends if after making such payment they would fail to meet any of the minimum capital requirements. The federal regulators also have the authority to prohibit banks from engaging in any business practices which are considered to be unsafe or unsound, and in some circumstances the regulators might prohibit the payment of dividends on that basis even though such payments would otherwise be permissible.

The Company's ability to pay dividends is also limited by state corporation law. The California General Corporation Law prohibits the Company from paying dividends on the Common Stock unless: (i) its retained earnings, immediately prior to the dividend payment, equals or exceeds the amount of the dividend or
(ii) immediately after giving effect to the dividend the sum of the Company's assets (exclusive of goodwill and deferred charges) would be at least equal to 125% of its liabilities (not including deferred taxes, deferred income and other deferred liabilities) and the current assets of the Company would be at least equal to its current liabilities, or, if the average of its earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of its interest expense for the two preceding fiscal years, at least equal to 125% of the current liabilities.

The Company's practice has been to primarily retain earnings to provide funds for the operation and expansion of its business. Accordingly, the Company has not paid any cash dividends on its Common Stock since February 1, 2001. On January 3, 2000, Centennial First declared a 5% stock dividend and 5 cents cash dividend to shareholders of record January 10, 2000, and payable January 21, 2000. On August 1, 2000, a $0.05 per share cash dividend was paid to shareholders of record July 1, 2000. On February 20, 2001, Centennial First declared a cash dividend of $0.05 per share to shareholders of record March 2, 2001 and payable April 2, 2001. Management has no current plans for the Company to pay cash dividends in the foreseeable future. However, the Board's practice is to review periodically the advisability of paying cash dividends based upon the Company's earnings, financial position, current and anticipated cash requirements and other factors deemed relevant by the Board of Directors at that time. In making any such assessment, the Board of Directors of the Company would have to consider among other things the capital requirements of the Company and subsidiary Banks and other factors concerning the Company and the Banks, including the dividend guidelines and maintenance of an adequate allowance for loan losses.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

Management's discussion and analysis is written to provide greater detail of the results of operations and the financial condition of Centennial First Financial Services and its subsidiaries. This analysis should be read in conjunction with the audited financial statements contained within this report including the notes thereto. Certain statements in this Form 10-KSB, including without limitation statements containing the words "believes," "anticipates," "intends," "expects," "pro forma" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic conditions in the Company's market areas; variances in interest rates; changes in or amendments to regulatory authorities' capital requirements or other regulations applicable to the Company, increased competition for loans and deposits; and other factors referred to elsewhere in this Form 10-KSB. Given these uncertainties, shareholders are cautioned not to place undue reliance on forward-looking statements. The Company disclaims any obligation to update and such factors which are not considered to be material or to publicly announce the result of any revisions to any of the forward-looking statements included herein, which are not considered to be material to reflect future events, or developments except as required by federal securities laws.

RECENT ACQUISITIONS

On August 17, 2001, the Company acquired the stock of Palomar Community Bank for $10.5 million plus closing costs of $200 thousand in a transaction accounted for by the purchase method of accounting. Palomar Community Bank is located in Escondido, California and services businesses and individuals in Escondido and surrounding communities. The purchase of Palomar was funded through a $7.2 million secondary offering of common stock, and $3.5 million of financing through United Security Bank in Fresno, California.

SECLECTED FINANCIAL DATA

Years ended December 31,                     2001          2000          1999

Income statement summery

   Interest income                         $ 10,804       $ 7,989       $ 6,064
   Interest expense                           2,694         2,331         1,586
   Net interest income                        8,110         5,658         4,253
   Provision for loan losses                    411           630           225
   Other income                               1,993         2,041           947
   Other expense                              8,070         5,690         4,152
   Income before income taxes                 1,622         1,379         1,048
   Income tax provision                         575           472           319
 NET INCOME                                   1,047           907           729
   Basic earnings per share                    1.19          1.33          1.03

 FINANCIAL POSITION
   Total loans, gross                      $127,560       $60,026       $53,188
   Total assets                             198,026        94,111        76,007
   Total deposits                           174,328        86,381        69,139
   Stockholders' equity                      15,272         6,870         6,327
   Book value per share                       13.34          9.92          9.35

 SECLECTED RATIOS
   Return on average assets                    0.77%         1.07%         1.00%
   Return on average equity                   10.20%        13.74%        12.01%
   Return on beginning
     Shareholders' equity                     15.24%        14.33%        12.53%
   Net interest margin                         6.84%         7.51%         6.96%

ANALYSIS OF THE RESULTS OF OPERATIONS

The Company reported net earnings of $1,047,000 for the year ended December 31, 2001. This represented an increase of $140,000 or 15.4%, over net earnings of $907,000 for the year ended December 31, 2000. Net earnings for 2000 increased by $178,000 or 24.4%, over net earnings of $729,000 for the year ended December 31, 1999. Basic earnings per share were $1.19, $1.33 and $1.03 for the years ending December 31, 2001, 2000 and 1999. Diluted earnings per share, adjusted for the effects of the exercise of stock options and stock dividends were $1.18, $1.25 and $0.96 for the years ending December 31, 2001, 2000 and 1999.

Return on average assets was 0.77% for 2001, compared to 1.07% for 2000 and 1.00% for 1999. Return on average stockholders equity was 10.20% for 2001, compared to 13.74% for 2000 and 12.01% for 1999. The decrease in these ratios from 2000 to 2001 can be attributed to the fact that in 2001, asset growth outpaced earnings growth.

The increase in net earnings in 2001 compared to 2000 can be primarily attributed to an increase in the volume of loans and a decrease in the cost of funds. The increase in net earnings in 2000 from 1999 can be attributed to an increase in net interest income and the sale of BancData Solutions. The decrease in basic and diluted earnings per share from 2000 to 2001 can be attributed to the Company's second offering of common stock in 2001. The increase in basic and diluted earnings per share in 2000 from 1999 can be attributed to an increase in net interest income. The Company's total risk-based capital ratio was 11.07%, 11.49% and 11.22% for 2001, 2000 and 1999. The minimum total risk-based capital ratio established by the FDIC to be qualified as "well-capitalized" is 10.00%.

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income is the difference between interest earned on loans and investments and interest paid on deposits. Net interest income totaled $8.1 million for the year ended December 31, 2001, up 45% from $5.6 million at December 31, 2000, compared to net interest income of $4.5 million in 1999. The primary factor contributing to the growth of net interest income during 2001 was the acquisition of Palomar, although an increase in volume of loans made, fees and interest on construction loans also contributed to the increase. Earning assets increased $89.8 million, or 120%, to $164.5 million in 2001, compared to an increase of $14.2 million, or 21%, to $80.4 million in 2000. The primary reason for the increase in earnings assets was the acquisition of Palomar.

The net interest margin was 6.84%, 7.57%, and 7.10% for the years ended December 31, 2001, 2000 and 1999, respectively. The primary reason for the decrease in net interest margin in 2001 from 2000 was due to the lower interest rate environment in 2001.

The following table presents information concerning the net interest income of the Company.

(Dollars in thousands)

For the year ended December 31:                2001                             2000                          1999
                                  -------------------   --------   -------------------   --------   -----------------------------
                                             Interest   Average               Interest   Average              Interest   Average
                                  Average    Earned/    Interest    Average    Earned/   Interest   Average    Earned/   Interest
                                  Balance     Paid        Rate      Balance     Paid       Rate     Balance     Paid       Rate
                                  --------   --------   --------   --------   --------   --------   -------   --------   --------
INTEREST-EARNING ASSETS:
Federal funds sold                $ 20,093   $   385      3.28%     $ 7,408    $  454      6.13%    $ 3,157    $  151      4.78%
Interest-bearing deposits in
 financial institutions              6,570       298      5.78%       3,620       219      6.05%      3,900       238      6.10%
Investment securities:
 Taxable                            15,817       762      6.67%       4,414       257      5.82%      5,509       316      5.75%
 Non-taxable                         3,662       158      4.31%       3,461       158      4.57%      3,532       171      4.84%
                                  --------   -------                -------    ------               -------    ------

Total investments                   46,145     1,603      5.01%      18,903     1,088      5.76%     16,098       876      5.44%
Loans                              118,428     9,201     10.63%      55,822     6,901     12.36%     46,978     5,188     11.04%
                                  --------   -------                -------    ------               -------    ------
      Total interest-
       earning assets             $164,573   $10,804      9.11%     $74,725    $7,989     10.69%    $63,076    $6,064      9.61%
                                  ========   =======                =======    ======               =======    ======

INTEREST-BEARING LIABILITIES:
Demand deposits                   $ 36,050        --        --      $19,180        --        --     $16,678    $   --        --
Interest-bearing
 demand deposits                    17,455   $    54      0.45%      10,131    $  119      1.17%     10,510       119      1.13%
Money market deposits               37,429       621      2.00%      13,611       550      4.04%      7,631       212      2.78%
Savings deposits                    14,554       153      1.41%       9,609       239      2.49%     11,180       295      2.64%
Time deposits of $100,000
 or more                            25,211       981      4.94%      12,859       727      5.65%      9,397       452      4.81%
Time deposits under
$100,000                            36,489       806      4.11%      11,590       650      5.61%     10,592       508      4.80%
                                  --------   -------                -------    ------               -------    ------
Total interest-bearing
 liabilities                      $131,138   $ 2,615      2.11%     $57,800    $2,285      3.95%    $49,310    $1,586      3.22%
                                  ========   =======                =======    ======               =======    ======
Other borrowings                     1,392        79      5.68%         758        46      6.07%         --        --        --
                                  --------   -------                -------    ------               -------    ------
Total deposits and
 other borrowings                 $168,580   $ 2,694      2.15%     $77,738    $2,331      3.00%    $65,988    $1,586      2.40%
                                  ========   =======                =======    ======               =======    ======
Average rate excluding
 demand deposits                                          2.85%                            3.98%                           3.22%

Net interest income                          $ 8,110                           $5,658                          $4,478
                                             =======                           ======                          ======
Net interest margin                                       6.84%                            7.57%                           7.10%

The net interest margin measures net interest income as a percen tage of average earning assets. The net interest margin can be affected by chang es in the yield on earning assets and the cost of interest-bearing liabilities, as well as changes in the level of interest-bearing liabilities in proportion to earning assets. The net interest margin can also be affected by changes in the mix of earning assets as well as the mix of interest-bearing liabilities.

The cost of average interest-bearing liabilities decreased to 2.15% for 2001, compared to 3.00% in 2000 and 2.40% in 1999. For the most part, the decrease is due to a lower interest rate environment, reflective of the Federal Reserve Bank's interest rate policy in 2001.

Interest expense totaled $2.7 million in 2001, an increase of 15.6% or $0.4 million from interest expense in 2000 of $2.3 million. Interest expense increased by 46.9%, or $0.7 million in 2000 from 1999. Despite the acquisition of Palomar, interest expense only had a moderate increase, due to the lower interest rate environment that was experienced in 2001.

Total interest income increased to $10.8 million in 2001, up from $7.9 million in 2000 and $6.0 million in 1999. The increase in interest income is primarily due to the acquisition of Palomar, although increased loan activity has also contributed to an increase in interest income. Return on interest-earning assets decreased to 9.11% in 2001, compared to 10.63% in 2000 and 9.47% in 1999, primarily due to a lower interest rate environment.

The following table presents a rate and volume analysis for changes in interest income, interest expense, and net interest income.

(Dollars in thousands)                 Year Ended                   Year Ended                   Year Ended
                                    December 31, 2001            December 31, 2000           December 31, 1999
                                       Over 2000                    Over 1999                    Over 1998
                               Increase (Decrease) Due to   Increase (Decrease) Due to   Increase (Decrease) Due to
                               --------------------------   --------------------------   --------------------------
                               Volume    Rate     Total      Volume    Rate    Total      Volume   Rate    Total
                               ------   -------   ------     ------   ------   ------     ------   -----   ------
INCREASE (DECREASE) IN
  INTEREST INCOME
Federal funds sold             $  778   $  (847)  $  (69)    $  248   $   55   $  303     $ (239)  $  50   $ (189)
Interest-bearing deposits in
 financial institutions           178       (99)      79         71      (90)     (19)       (32)     18      (14)
Investment securities             673      (168)     505         93     (165)     (72)      (113)     70      (43)
Loans                           7,738    (5,438)   2,300        635    1,078    1,713      1,213      58    1,271
                               ------   -------   ------     ------   ------   ------     ------   -----   ------
       Total                   $9,367   $(6,552)  $2,815     $1,047   $  878   $1,925     $  829   $ 196   $1,025
                               ------   -------   ------     ------   ------   ------     ------   -----   ------

INCREASE (DECREASE) IN
  INTEREST EXPENSE
Interest bearing
  demand deposits              $   86   $  (151)  $  (65)    $   13   $  (13)  $    0     $   32   $ (25)  $    7
Money market deposits             962      (892)      70        286       52      338        (23)     28        5
Savings deposits                  123      (210)     (87)       (66)      10      (56)        13     (55)     (42)
Time deposits of
  $100,000 or more                698      (442)     256        149      126      275        142    (294)    (152)
Time deposits
  under $100,000                1,397    (1,242)     155        (23)     165      142        (47)    121       74
Other borrowers                    38        (5)      33          0       46       46
                               ------   -------   ------     ------   ------   ------     ------   -----   ------
       Total                   $3,304   $(2,942)  $  362     $  359   $  386   $  745     $  117   $(225)  $ (108)
                               ------   -------   ------     ------   ------   ------     ------   -----   ------

TOTAL CHANGE IN
 NET INTEREST INCOME           $6,063   $(3,610)  $2,453     $  688   $  492   $1,180     $  712   $ 421   $1,133
                               ======   =======   ======     ======   ======   ======     ======   =====   ======

PROVISION FOR LOAN LOSSES

Due to the credit risk inherent in the business of making loans, Centennial First sets aside an allowance or reserve for loan losses through charges to earnings. The charges are shown in the income statements as provision for loan losses, and specifically identifiable and quantifiable losses are immediately charged off against the allowance. The amount of the provision is determined by Management as that required to be added to bring the allowance to a level, which is considered adequate to absorb losses inherent in the loan portfolio after net charge-offs have been deducted. The amount of the provision is based on management's regular review of the loan portfolio and consideration of such factors as historical loss experience, general prevailing economic conditions, changes in the size and composition of the loan portfolio and specific borrower considerations, including repayment ability and the estimated value of the underlying collateral.

The provision for loan losses totaled $1,460,000 at December 31, 2001, compared to $868,000 at December 31, 2000. The procedures for monitoring the adequacy of the Allowance, as well as detailed information concerning the Allowance itself, are included below under Allowance for Loan Losses." The increase in 2001 is due to $411,000 charged to operations, and $603,000 from the acquisition of Palomar. See "Allowance for Loan Losses", page 33.

OTHER INCOME

Other income for Centennial First includes customer service fees, net gain from sale of loans, net gain or loss from sale of investment securities, and other miscellaneous income. Customer service charges and fees increased $628,000, or 83% to $1.4 million in 2001, compared to $757,000 in 2000 and $630,000 in 1999.
Gain on sale of loans increased $136,000, or 49% from $277,000 in 2000 and $220,000 in 1999. Total other income decreased by $48,000 or 2% in 2001 to $1.993 million compared to $2.041 million in 2000. The decrease is a result of the gain on sale of $906,000 in 2000 for the sale of BancData Solutions. If we exclude the gain on that sale from 2000 other income, then other income in 2001 increased by 75%, or $858,000 over 2000 other income. The increase in 2001 is a result of the acquisition of Palomar, but also due to increases in customer service fees, gains on sales of loans, and other income.

The following table sets forth components of Centennial First's noninterest income:

(Dollars in thousands)                               Year Ended December 31,
                               ---------------------------------------------------------------
                                      2001                  2000                  1999
                               -------------------   -------------------   -------------------
                               Amount   Percentage   Amount   Percentage   Amount   Percentage
FEES AND OTHER INCOME:
Customer service fees          $1,385     69.49%     $  757     37.09%      $630      66.53%
Gain from sale of loans           413     20.70%        277     13.57%       220      23.23%
Gain (loss) from sale of
  Investment securities            16      0.85%         11      0.54%        (2)     (0.21%)
Gain from sale of
  BancData Solutions, Inc.         --      0.00%        906     44.39%        --       0.00%
Increase in cash surrender
  value of life insurance          90      4.50%         75      3.67%        77       8.10%
Other income                       89      4.46%         15      0.72%        22       2.35%
                               ------     -----      ------     -----       ----      -----
   Total other income          $1,993       100%     $2,041       100%      $947        100%
                               ======     =====      ======     =====       ====      =====

Percentage of average assets               1.46%                 2.40%                 1.28%
                                          =====                 =====                 =====

OTHER EXPENSES

Total other expenses, at $8.1 million exceeded 2000 levels of $5.7 million by $2.4 million, or 42%, principally as a result of additional overhead expense for the acquisition of Palomar and expansion of our Real Estate/Construction Loan Division and for staffing the Brea branch of Redlands.

In 2001, salaries, wages and employee benefits increased $1.5 million, or 50.9% over 2000. This increase is partially due to the acquisition of Palomar, but also because of the need for increased staffing due to the growth of the Company. In 2000, salaries, wages and employee benefits increased by $726 thousand, or 33.5% over 1999, due to the Company's need for increased staffing in its construction loan department.

Net occupancy expenses increased $583,000, or 113%, for the same reasons stated above in 2001. Included are expenses for premises, equipment and repair, as well as costs for computer hardware and software depreciation. In 2000, net occupancy expense increased $99,000 to $517,000, or 24%. Cost increases relate to Centennial First's expansion in establishing new sources of loan and fee income through real estate, construction and SBA lending.

The following table summarizes the significant components of non-interest expense for the years ended December 31, 2001, 2000 and 1999:

(Dollars in thousands)                               Year Ended December 31,
                               ---------------------------------------------------------------
                                      2001                  2000                  1999
                               -------------------   -------------------   -------------------
                               Amount   Percentage   Amount   Percentage   Amount   Percentage
OTHER EXPENSES:
Salaries, wages, and
  employee benefits            $4,365     54.09%     $2,892     50.83%     $2,166     52.17%
Net occupancy expense           1,100     13.63%        517      9.09%        418     10.07%
Marketing                         265      3.28%        196      3.44%        125      3.01%
Data processing fees              462      5.72%        471      8.28%        399      9.61%
Professional fees                 633      7.84%        754     13.25%        473     11.46%
Postage, telephone, supplies      389      4.82%        285      5.01%        203      4.89%
Directors fees                    129      1.60%         70      1.23%         82      1.97%
Other operating expense           727      9.02%        505      8.87%        286      6.82%
                               ------     -----      ------     -----      ------     -----
   Total other expenses        $8,070       100%     $5,690       100%     $4,152       100%
                               ======     =====      ======     =====      ======     =====

Percentage of average assets               5.90%                 6.70%                 5.62%
                                          =====                 =====                 =====

INCOME TAXES

The provision for income taxes was $575,000 in 2001, compared to $472,000 in 2000 and $319,000 in 1999. For the year ended December 31, 2001, the effective tax rate was 35.5%, compared to an effective tax rate of 34.2% in 2000 and 30.4% in 1999. These rates are below the standard combined Federal and state statutory rates as a result of book to tax adjustments to income for each period.

FINANCIAL CONDITION

GENERAL

The Company's total assets reached a record level of $198 million at December 31, 2001, an increase of 110% or $103.9 million, compared to total assets of $94.1 million at December 31, 2000. Total assets at December 31, 2000 exceeded December 31, 1999 total assets by 24%, or $18.1 million. Total deposits at December 31, 2001 reached a record level of $174.3 million, and increase of 102% or $87.9 million over December 31, 2000. Total loans, net of the reserve for loan losses, increased by 114%, or $66.9 million. A number of factors contributed to the increase in the Company's assets, total loans, and total deposits. The acquisition of Palomar Community Bank had a large impact on the increase of assets, total loans and total deposits. There was also an increase in the total number of loans booked by the Company.

INVESTMENT SECURITIES

Centennial First's investment portfolio provides income to Centennial First and also serves as a source of liquidity. Total yield, maturity and risk are among the factors considered in building the investment portfolio. Under FDIC guidelines for risk-based capital, certain loans and investments may affect the level of capital required to support risk-weighted assets. For example, U.S. Treasury Securities have a 0% risk weighting, whereas U.S. agency pools have a 20% risk weighting, while 1-4 family real estate loans carry a 50% risk weighting. In addition, pursuant to FASB 115, securities must be classified as "held to maturity," "available for sale," or "trading securities." Those securities held in the "available for sale" category must be carried on Centennial First's books at "fair market value." At December 31, 2001, Centennial First's "available-for-sale" investment portfolio at fair value consisted of $28.7 million in mortgage-backed securities, $4.5 million in municipal bonds, and $264,000 in U.S. Treasury obligations compared to $5.0 million, $4.0 million and $401,000, respectively in 2000. The increase in these investments can be attributed to the acquisition of Palomar, as well as additional purchases of mortgage-backed securities during the year.

At December 31, 2001, 2000, and 1999, Centennial First did not carry any "held to maturity" investments. Interest-bearing deposits in short-term time certificates at other financial institutions totaled $5.9 million at year-end 2001 versus $4.8 million in 2000 and $3.6 million in 1999. Overnight federal funds sold totaled $7.5 million in 2001, $7.4 million in 2000, as compared to $2.1 million in 1999.

The following table is a comparison of amortized cost and fair value of investment securities at December 31, 2001 and 2000:

(Dollars in thousands)                       December 31, 2001
                               ---------------------------------------------
                               Amortized   Unrealized   Unrealized    Fair
                                 Cost        Gains        Losses      Value
                               ---------   ----------   ----------   -------

AVAILABLE-FOR-SALE:
Mortgage-backed securities      $28,436       $271         $--       $28,707
Obligations of States
 and Local Governments            4,624          3          71         4,556
Marketable Equity Securities        487         --          --           487
U.S. Treasury Obligations           260          4          --           264
                                -------       ----         ---       -------
                                $33,807       $278         $71       $34,014
                                =======       ====         ===       =======

(Dollars in thousands)                       December 31, 2000
                               ---------------------------------------------
                               Amortized   Unrealized   Unrealized    Fair
                                 Cost        Gains        Losses      Value
                               ---------   ----------   ----------   -------

AVAILABLE-FOR-SALE:
Mortgage-backed securities      $5,072        $--          $28        $5,044
Obligations of States
 and Local Governments           4,027         --           43         3,984
U.S. Treasury Obligations          402         --            1           401
                                ------        ---          ---        ------
                                $9,501        $--          $72        $9,429
                                ======        ===          ===        ======

At December 31, 2001 the book value of the following issuer's securities exceeded 10% of Centennial First's shareholders' equity:

(Dollars in thousands)                  Book Value     Market Value
                                        ----------     ------------

Mortgage-backed guaranteed by GNMA       $ 4,747         $ 4,983
Mortgage-backed issued by FNMA           $ 7,985         $ 8,384
CMOs issued by FHLMC                     $10,253         $10,223
CMOs issued by FNMA                      $10,037         $ 9,973

Investment securities, yields and maturities at the dates indicated consisted of the following:

(Dollars in thousands)                 December 31, 2001                December 31, 2000
                                ------------------------------   ------------------------------
                                            Approx.                          Approx.
                                Amortized   Market               Amortized   Market
                                  Cost      Value     % Yield*    Cost       Value     % Yield*
                                ---------   -------   --------   ---------   -------   --------
U.S. TREASURY AND AGENCIES:
One year or less                                                     402        402      5.44%
Over one to five years              520         529     4.56%
Over five to ten years            1,500       1,508     5.19%
Over ten years

CMO ISSUED BY U.S. AGENCIES:
One year or less                  3,397       3,453     5.72%
Over one to five years           11,809      11,730     5.02%      1,792      1,788      7.12%
Over five to ten years            1,703       1,705     5.91%        223        224      6.49%
Over ten years

MORTGAGE BACKED SECURITIES:
One year or less                     29          29     3.44%         77         76      3.95%
Over one to five years            4,171       4,280     6.31%      1,631      1,614      7.03%
Over five to ten years            1,439       1,485     6.34%        357        355      7.03%
Over ten years                    4,128       4,273     6.62%        993        986      8.05%

TAX EXEMPT MUNICIPALS:
One year or less
Over one to five years              702         700     6.59%        575        568      6.42%
Over five to ten years            2,321       2,297     6.64%      3,099      3,062      6.56%
Over ten years                    1,083       1,017     6.94%

TAXABLE MUNICIPALS:
One year or less                    492         495     3.87%
Over one to five years                                               326        328      7.32%
Over five to ten years               26          26     7.50%
Over ten years                                                        26         26      7.50%

Marketable Equity Securities        487         487

----------
*    Tax effected.

LOANS

Total gross loans were $127.5 million at December 31, 2001, an increase of $67.5 million, or 112% from total loans of $60.0 million at December 31, 2000. Total loans for 2000 increased $6.8 million or 13% from year-end 1999. Real estate loans totaled $87 million, an increase of $54.4 million, or 184% from December 31, 2000. Real estate loans totaled $30.6 million at December 31, 2000, an increase of $2.8 million or 10.0% from 1999. Commercial loans were $30.6 million at year-end 2001, compared to commercial loans of $21.6 million at December 31, 2000, an increase of $9 million or 41.6%. Consumer installment loans totaled $5.1 million at December 31, 2001 and $5.9 million at December 31, 2000. The increase in total loans is primarily due to the acquisition of Palomar, but also due to an increase in the volume of loans booked by Redlands.

Approximately 46%, or $58 million, of the Company's loan portfolio is at fixed rates for 2001, compared to 27%, or $16 million, for 2000. Loans having variable rates were $70 million in 2001 compared to $44 million in 2000.

The composition of the loan portfolio underwent significant changes during 2001. The two most significant changes from 2000 to 2001 are an increase in the percentage of mortgage loans from 27% of the loan portfolio in 2000 to 39% in 2001, and a decrease in commercial loans from 36% of the loan portfolio in 2000 to 24% in 2001. These changes in the makeup of the loan portfolio are a result of the acquisition of Palomar Community Bank. Prior to November 1999, Palomar was chartered as a savings and loan. As a savings and loan, a large portion of Palomar's loan portfolio consisted of mortgage loans. A large portion of these mortgage loans still exists as of December 31, 2001.

The table below shows the composition of the Company's loan portfolio at December 31, 2001 and 2000 is as follows:

                                             As of
                                           December 31,
                                  ------------------------------
(Dollars in thousands)                 2001            2000
                                  --------------   -------------
                                   Amount     %    Amount     %
                                  --------   ---   -------   ---

Real estate loans
 Construction and development     $ 37,950    30%  $14,358    24%
 Mortgage loans                     49,127    39%   16,272    27%
Commercial loans                    30,581    24%   21,583    36%
Automobile loans                     2,362     2%    3,036     5%
Indirect loans                         583     0%    1,063     2%
Equity loans                         4,759     3%    1,887     3%
Consumer and other loans             2,198     2%    1,827     3%
                                  --------   ---   -------   ---

     Total loans                   127,560   100%   60,026   100%

Less unearned income                  (405)           (384)
Less allowance for loans losses     (1,460)           (868)
                                  --------         -------

     Net loans                    $125,695         $58,774
                                  ========         =======

Real Estate - Construction

The Company makes loans to finance the construction of residential and commercial properties and to finance land acquisition and development. Construction and development loans are obtained principally through solicitations by the Company and through continued business from builders and developers who have previously borrowed from the Company. When the total amount of a loan would otherwise exceed the Company's legal lending limit, the Company sells participation interests to other financial institutions to facilitate the extension of credit.

The Company's owner-occupied single family construction loans typically have a maturity of twelve months for construction-to-permanent loans and up to twelve months for construction only loans, and are secured by deeds of trust and usually do not exceed 90% of the appraised value of the home to be built. All owner-occupied single-family construction borrowers have been pre-qualified for long-term loans using Fannie Mae underwriting guidelines.

Loans to developers for the purpose of acquiring unimproved land and developing such land typically have a maturity of 12 to 18 months; have a floating rate tied to prime rate; usually do not exceed 50% of the appraised value on raw land or 65% of the appraised value when offsite improvements are financed; are secured by a first deed of trust; and requires the principal to personally guarantee repayment of the loan. Loan commitment and origination fees of 1.5% to 2% are usually charged.

Loans to developers for the purpose of acquiring unimproved land and developing such land into improved 1-to-4 residential lots typically have a maturity of 12 to 18 months; have a floating rate tied to prime rate; usually do not exceed 65% of the appraised value; are secured by a first deed of trust; and requires the principal to personally guarantee repayment of the loan. To further reduce risk inherent in construction lending, the Company limits the number of properties, which can be constructed on a "speculative" or unsold basis contingent upon absorption rates detailed by an approved appraiser and subject to final review and approval by the Company's loan committee.

The Company's underwriting criteria is designed to evaluate and minimize the risk of each construction loan. A wide variety of factors are carefully considered before originating a construction loan, including the availability of permanent financing to the borrower (which may be provided by the Company at prevailing market rates); the reputation of the borrower and the contractor; independent valuations and reviews of cost estimates; pre-construction sale information, and cash flow projections of the borrower. At the time of the Company's origination of a construction loan to a builder, the builder often has a signed contract with a purchaser for the sale of the "to-be-constructed" house, thereby providing reasonable assurance of a repayment source and mitigation of the Company's underwriting risks. To further reduce risk inherent in construction lending, the Company limits the number of properties, which can be constructed on a "speculative" or unsold basis contingent upon absorption rates detailed by an approved appraiser and subject to final review and approval by the Company's Real Estate Department Manager. Moreover, the Company controls certain risks associated with construction lending via a fund disbursement/voucher-control system requiring builders to submit itemized bills to the Company (along with appropriate lien releases), and by paying the subcontractors directly. For a contractor meeting specific criteria, loan funds may be disbursed under a "draw" system, directly to the contractor.

Commercial construction loans are underwritten using the actual or estimated cash flow the secured real property would provide to an investor ("Income Approach") in the event of a default by the borrower. A debt coverage ratio of 1.25:1 and a maximum loan-to-value of 75% is required in most cases.

Mortgage loans

In order to accommodate the needs of existing customers, as well as contribute to the growth of the Company, the Company offers 1st trust deed mortgages for single-family residences on a fixed and variable rate basis. New mortgage loans are generally sold to a third party.

Real Estate - Commercial

In order to accommodate existing customers and to solicit new commercial loan and deposit relationships, the Company originates permanent loans secured by owner-occupied commercial real estate (investor-owned real estate is only considered on an exception basis as an accommodation to substantial existing customers). The Company's commercial real estate portfolio primarily includes loans secured by small office buildings and commercial/industrial real properties. Commercial real estate loans may be secured by a combination of both commercial and single-family properties.

At December 31, 2001, the Company had outstanding real estate secured loans totaling $91.8 million.

Business Loans

The Company's commercial loans consist of (i) loans secured by commercial real estate and (ii) business loans, which are not secured by real estate, or if secured by real estate, the principal source of repayment is expected to be from business income, operating cash flows, etc. For a discussion of the Company's loans secured by commercial real estate lending see " -- Real Estate - Commercial." Business loans include revolving lines of credit, working capital loans, equipment financing, letters of credit and inventory financing. At December 31, 2001, the Company had business loans totaling $30.6 million, representing 24% of the Company's loan portfolio.

Typically, business loans are floating rate obligations and are made for terms of 5 years or less, depending on the purpose of the loan and the collateral. No single business customer accounted for more than 3% of total loans at December 31, 2001.

Consumer and Other Loans

The consumer loans originated by the Company include automobile loans and miscellaneous other consumer loans, including unsecured loans, home lines of credit and credit card accounts. At December 31, 2001, consumer loans totaled $5.1 million, or 4% of the Company's loan portfolio.

The following table shows the maturity distribution of the Company's loan portfolio with principal balances of loans indicated by both fixed and floating rate categories as of December 31, 2001.

(Dollars in thousands)            Due in        Due After
                                 One Year        One Year         Due After
                                  Or Less   Through Five Years    Five Years   Total Loans
                                 --------   ------------------   -----------   -----------
FIXED RATE LOANS
Real estate loans
 Construction and
  development                     $19,872        $ 1,703                        $ 21,575
 Mortgage loans                       324          4,229           $ 8,128        12,681
 SBA                                                                    46            46
Commercial loans                   11,190          2,061             2,704        15,955
Automobile loans                       87          2,156                83         2,326
Indirect loans                        198            385                             583
Equity loans                          763            192             2,161         3,116
Consumer and other loans            1,053            314               357         1,714
                                  -------        -------           -------      --------
Total fixed rate loans            $33,487        $11,040           $13,469      $ 57,996
                                  =======        =======           =======      ========

FLOATING RATE LOANS
Real estate loans
 Construction and
  development                     $14,795        $   733           $   847        16,375
 Mortgage loans                     5,493          7,092            18,840        31,425
 SBA                                   11              7             4,957         4,975
Commercial loans                    6,887          4,572             3,167        14,626
Automobile loans                        7             66                              73
Equity loans                          400            119             1,124         1,643
Consumer and other loans              104             89               254           447
                                  -------        -------           -------      --------
Total floating rate loans         $27,697        $12,678           $29,189      $ 69,564
                                  =======        =======           =======      ========

Total loans                       $61,184        $23,708           $42,668      $127,560
                                  =======        =======           =======      ========

ALLOWANCE FOR LOAN LOSSES

Credit risk is inherent in making loans. The Company establishes an Allowance for Loan Losses through charges to earnings based on management's evaluation of known and inherent risk in the loan portfolio. The allowance for loan losses is increased by the provision for loan losses and decreased by charge-offs, less recoveries. The adequacy of the allowance for loan losses is measured in the context of several key ratios and factors including: (1) the ratio of the allowance to total outstanding loans; (2) the ratio of total nonperforming loans to total loans; and, (3) the ratio of net charge-offs (recoveries) to average loans outstanding. Additional factors considered in establishing an appropriate allowance include a careful assessment of the financial condition of the borrower; a realistic determination of the value and adequacy of underlying collateral; the condition of the local economy and the condition of the specific industry of the borrower; comprehensive analysis of the levels and trends of loan categories; and a review of delinquent and classified loans. Management's evaluation is based on a system whereby each loan is "graded" at the time of origination, extension or renewal. Each grade is assessed a risk factor, which is calculated to assess the adequacy of the allowance for loan losses. Further, management considers other factors including changes in the nature and volume of the loan portfolio, overall portfolio quality, loan concentrations, trends in the level of delinquent and classified loans, specific problem loans and commitments, and current and anticipated economic conditions. Management and the Board of Directors review the allowance for loan losses monthly. While the Board of Directors believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in material adjustments, and net earnings could be significantly adversely affected, if circumstances differ substantially from the assumptions used in making the final determination. The allowance for loan losses as a percentage of total loans outstanding as of December 31, 2001 was 1.15%, as compared to 1.45% for 2000. Net loan charge-offs during 2001 approximated $306,000 or only 0.34% of average total loans, compared to $363,000 or 0.62% during 2000. The Company maintains the allowance for loan losses at a level management feel is adequate to absorb losses inherent in the loan portfolio. The evaluation is based upon a continuous review of the Company's and the banking industry's historical loan loss experience, known and inherent risks contained in the loan portfolio, composition and growth of the loan portfolio, current and projected economic conditions and other factors. However, no assurance can be given that changes in the current economic environment in the Company's market areas or other circumstances will not result in increased losses in the loan portfolio in the future.

The following table summarizes the changes in the reserve for loan losses for the periods shown:

(Dollars in thousands)                                Year ended December 31,
                                                   ----------------------------
                                                     2001       2000      1999
                                                   --------   -------   -------

Allowance for loan losses
 balance, beginning of period                      $    868   $   581   $   433

Acquisition of allowance for loan
 losses, Palomar Community Bank                         603        --        --

Loans charged off:
Real estate                                              64         7        --
Commercial                                              163       345        13
Consumer                                                 65        --        77
Lease financing                                          --         6        --
Credit card and related accounts                         14         5         6
                                                   --------   -------   -------
     Total loans charged off                            306       363        96

Recoveries:
Real estate                                               2        --        --
Commercial                                                5         8        14
Consumer                                                  6        10         5
Credit card and related accounts                         --         2        --
                                                   --------   -------   -------
     Total recoveries                                    13        20        19
Net (charge-offs) recoveries                           (293)     (343)      (77)
                                                   --------   -------   -------
Provision charged to operations                         411       630       225

Reclassification for off-balance sheet
 Commitments                                           (129)       --        --
                                                   --------   -------   -------

Allowance for loan losses balance,
 end of period                                     $  1,460   $   868   $   581
                                                   ========   =======   =======
Loans outstanding at end of period,
 net of unearned interest income                   $127,155   $59,642   $52,642

Average loans outstanding
 for the period                                    $ 86,595   $55,822   $46,978

Ratio of net loans charged off (recovered)
 to average loans outstanding                           .34%      .62%      .16%

Ratio of allowance for loan losses to
 loans at end of period                                1.15%     1.45%     1.10%

The following table summarizes the allocation of the allowance for loan losses:

(Dollars in thousands)                                December 31,
                                ---------------------------------------------------------
                                          2001                          2000
                                ---------------------------   ---------------------------
                                              Ratio of Loan                 Ratio of Loan
                                 Allowance     Category to     Allowance     Category to
                                   for         Outstanding        for        Outstanding
                                Loan Losses    Total Loans    Loan Losses    Total Loans
                                -----------   -------------   -----------   -------------
Real estate-construction         $    200          30%          $   182          24%
Real estate-mortgage                  430          39%              128          27%
Commercial loans                      571          24%              334          36%
Automobile                             69           2%               22           5%
Indirect                                0           0%                0           2%
Equity loans                           25           3%                9           3%
Consumer & other                       45           2%               13           3%
Not allocated                         120                           180
                                 --------         ---              ----         ---
Total allowance for loan loss    $  1,460         100%          $   868         100%

Total loans                      $127,155                       $59,642

Nonperforming assets

Centennial First's policy is to recognize interest income on an accrual basis unless the full collectibility of principal and interest is uncertain. Loans that are delinquent 90 days or more, unless well secured and in the process of collection, are placed on nonaccrual status on a cash basis and previously accrued but uncollected interest is reversed against income. Thereafter, income is recognized only as it is collected in cash. Collectibility is determined by considering the borrower's financial condition, cash flow, quality of management, the existence of collateral or guarantees and the state of the local economy.

Nonperforming assets include loans for which interest is no longer accruing, loans 90 or more days past due, impaired loans and other real estate owned. As a result of Centennial First's continued adherence to strict loan standards and policies, nonperforming assets at December 31, 2001 were $241,000 compared to $112,000 at December 31, 2000, representing .19% of gross loans at both dates.

The following table provides information with respect to all nonperforming assets:

(Dollars in thousands)                                   Year Ended December 31,
                                                         -----------------------
                                                              2001     2000
                                                             ------   ------

Loans on nonaccrual status                                   $  241     $ 37
Loans past due greater than 90 days                              --       75
                                                             ------     ----
   Total nonperforming assets                                $  241     $112
                                                             ======     ====

Allowance for loan losses                                    $1,460     $868
Ratio of total nonperforming
 assets/1/ to total loans                                       .19%     .19%
Ratio of allowance for loan
 losses to total nonperforming assets                        605.09%  775.00%

----------
/1/ Consists entirely of nonperforming loans. The Company had no OREO as of December 31, 2001 and 2000

DEPOSITS

Total deposits increased $87.9 million, or 102%, to a record level of $174.3 million at December 31, 2001 from $86.4 million in 2000. During 2000, deposits increased $17.2 million or 25% to $86.4 million from December 31, 1999. Noninterest-bearing demand deposits at December 31, 2001, increased $17.5 million, or 73% from the previous period to $41.4 million. Interest bearing and NOW accounts increased 78%, or $22.9 million to $52.2 million in 2001. Savings and time deposits increased 143%, or $47.4 million to $80.6 million in 2001. The large increases in deposits are primarily due to the acquisition of Palomar.

Centennial First's cost of funds is the result of total interest expense divided by total deposits. For 2001, cost of funds was 1.50% compared to 2.70% for 2000 and 2.29% for 1999. Cost of funds for 2001 has decreased, primarily due to lower interest rates in 2001. The increase from 1999 to 2000 was due to an increase in money market deposits.

Information concerning the average balance and average rates paid on deposits for the periods indicated are contained in the table on page 25.

The following table sets forth, by time remaining to maturity, all time certificates of deposit accounts outstanding in amounts of $100,000 or more at December 31, 2001.

                                               As of
(Dollars in thousands)                    December 31, 2001
                                          -----------------

Three months or less                           $13,449
Over three through twelve months                13,925
Over one year to three years                       400
Over three years                                   102
                                               -------
     Total                                     $27,876
                                               =======

CAPITAL RESOURCES

Historically, the primary source of capital for the Company has been the retention of earnings. The Company conducts ongoing assessments of its capital needs and requirements to ensure that it stays in compliance with increases in assets and levels of risk.

Total stockholders' equity was $15.3 million at December 31, 2001, representing an increase of 122%, or $8.4 million over December 31, 2000 stockholders' equity of $6.9 million. Stockholders' equity at December 31, 2000 increased by 8.6%, or $542,000 over December 31, 1999 amounts. The large increase from 2000 to 2001 is due to a secondary offering of common stock in 2001, as well as retained earnings from operations from both subsidiary banks.

Bank regulators have established minimum capital adequacy guidelines requiring that qualifying capital be at least 8.0% of risk-based assets, of which at least 4.0% must be Tier 1 capital (primarily stockholders' equity). These ratios represent minimum capital standards. Under Prompt Corrective Action rules, certain levels of capital adequacy have been established for financial institutions. Depending on an institution's capital ratios, the established levels can result in restrictions or limits on permissible activities. In addition to the aforementioned requirements, the Company and Bank must also meet minimum leverage ratio standards. The leverage ratio is calculated as Tier 1 capital divided by the most recent quarter's average total assets.

The highest level for capital adequacy under Prompt Corrective Action is "Well-Capitalized". To qualify for this level of capital adequacy an institution must maintain a total risk-based capital ratio of at least 10.00% and a Tier 1 risk-based capital ratio of at least 6.00%.

At December 31, 2001, and 2000, the Company exceeded all of the minimum capital ratios required to be considered well-capitalized. At December 31, 2001, the Company's total risk-based capital ratio was 11.07%, compared to a ratio of 11.49% at December 31, 2000. The ratio of Tier 1 capital to risk-weighted assets was 8.30% at December 31, 2001, compared to a ratio of 10.24% at December 31, 2000. At December 31, 2001, the Company's leverage ratio was 5.69%, compared to a ratio of 8.12% at December 31, 2000.

For purposes of calculating capital ratios, bank regulators have excluded adjustments to stockholders' equity that result from mark-to-market adjustments of available-for-sale investment securities. At December 31, 2001, the Company had an unrealized gain on investment securities net of taxes of $112,000, compared to a loss net of taxes of $42,000 at December 31, 2000.

The following reflects Centennial First's various capital ratios at December 31, 2001 and 2000, as compared to regulatory minimums:

                                                        Minimum Well
                                               Minimum Capital   Capitalized
                           December 31, 2001   Requirement       Requirement
                           -----------------   ---------------   -----------

Tier 1 capital                    8.30%               4%              6%
Total risk-based capital         11.07%               8%             10%
Leverage ratio                    5.69%               4%              5%

                           December 31, 2000
                           -----------------

Tier 1 capital                   10.24%               4%              6%
Total risk-based capital         11.49%               8%             10%
Leverage ratio                    8.12%               4%              5%

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

Centennial First's liquidity is primarily a reflection of Centennial First's ability to acquire funds to meet loan demand and deposit withdrawals and to service other liabilities as they come due. Centennial First has adopted policies to maintain a relatively liquid position to enable it to respond to changes in the financial environment and ensure sufficient funds are available to meet those needs. Generally, Centennial First's major sources of liquidity are customer deposits, sales and maturities of investment securities, the use of federal funds markets, borrowings from the FHLB and net cash provided by operating activities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments, which are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors, are not. Liquid asset balances include cash, amounts due from other banks, federal funds sold, and securities available-for-sale. To augment liquidity, Redlands has a Federal Funds borrowing arrangement with three correspondent banks totaling $6 million, and Palomar has a Federal Funds borrowing arrangement with one bank, totaling $1 million.

The following table sets forth certain information with respect to Centennial First's liquidity as of December 31, 2001 and 2000.

(Dollars in thousands)                     Year Ended December 31,
                                           -----------------------
                                            2001            2000
                                           -------         -------

Cash and due from banks                    $10,040         $ 8,339
Federal funds sold                           7,503           7,370
Interest earning deposits                    5,954           4,780
Unpledged securities                        31,377           6,691
                                           -------         -------
  Total liquid assets                      $54,874         $27,180
                                           =======         =======

Liquidity ratios(1)
 Liquid assets
  Ending assets                              27.71%          28.88%
  Ending deposits(2)                         31.95%          31.47%

----------
(1) Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits and market value of available-for-sale securities less book value of pledged securities.

(2)  Less pledged public deposits.

Liquidity, which primarily represents Centennial First's ability to meet fluctuations in deposit levels and customers' credit needs, is managed through various funding strategies that reflect the maturity structure of the assets being funded. Management monitors its liquidity position daily in relation to its deposit base and projected loan funding or payoffs.

Excess liquidity can adversely impact earnings, if not properly managed. The process of asset/liability management has evolved from simple "gap" analysis, where a bank views repricing opportunities of its assets and liabilities through various time periods, to simulation, interest rate risk, and economic value of equity reporting. These processes not only measure risk, but also provide Centennial First with evaluation tools necessary for prudent management of continued, stable earnings, regardless of interest rate fluctuations.

ASSET-LIABILITY MANAGEMENT AND INTEREST RATE SENSITIVITY

The operating income and net income of Centennial First depend to a substantial extent on "rate differentials," i.e., the difference between the income Centennial First receives from loans, securities and other earning assets, and the interest expense it pays on deposits and other liabilities. Interest income and interest expense are affected by general economic conditions and by competition in the marketplace. Centennial First's interest and pricing strategies are driven by its asset-liability management analysis and by local market conditions.

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

"INTEREST RATE RISK". The table below shows the potential change in NIM (before taxes) if rates changed as of December 31, 2001. NIM is the "net interest margin" which is the spread or difference between interest-earning assets and interest-paying liabilities. Centennial First's NIM tends to increase if rates rise, and tends to decline if rates fall. The cause of this exposure is due to Centennial First's concentration of short-term and rate sensitive loans as of December 31, 2001.

"ECONOMIC RISK". Centennial First establishes earnings risk limits for flat rates, up/down 100 basis points, and up/down 200 basis points. Centennial First has determined that under these scenarios, the resultant "economic value of equity" or "EVE" should be no higher than 20% and no lower than 7%. Redlands Centennial Bank measures the potential change in the net present value of Redlands Centennial Bank's net existing assets and liabilities if rates change (the "EVE"). The table below also shows the EVE. The EVE is determined by valuing Centennial First assets and liabilities as of December 31, 2001, using a present value cash flow calculation as if Centennial First is liquidated. The EVE increases when rates increase because there are more variable rate assets than variable rate liabilities.

The following table presents possible changes to net interest margin based on changes in prevailing interest rates:

(Dollars in thousands)
                                          % Change in NIM to
  Change in         Change in NIM         Shareholder Equity
Interest Rates   (In thousands pre-tax)        (pre-tax)       % of EVE
--------------   ----------------------   ------------------   --------

     +2%                $(1,936)                 (6.85%)        19.27%
     +1%                   (978)                 (3.46%)        19.82%
     -1%                    871                   3.08%         20.84%
     -2%                $ 1,479                   5.23%         21.17%

The following table sets forth the repricing opportunities for the assets and liabilities of Centennial First at December 31, 2001. Assets and liabilities are classified by the earliest possible repricing date or maturity, whichever comes first.

(Dollars in thousands)                                                Five
                         Less       Three      One                    Years
                         Than       Through    Through   Three        Through   Over      Non-
                         Three      Twelve     Three     Through      Fifteen   Fifteen   Interest
                         Months     Months     Years     Five Years   Years     Years     Bearing    Total
                         --------   --------   -------   ----------   -------   -------   --------   --------
ASSETS:
Net loans                $ 60,357   $ 35,585   $12,029    $  5,780    $ 8,235   $ 5,169              $127,155
Investment securities       2,591      1,905    13,450       7,218      6,878     1,972                34,014
Federal funds sold          7,503                                                                       7,503
FHLB stock                                                     396                                        396
Interest-bearing
 deposits with banks        1,982      1,209     1,086         466      1,211                           5,954
Noninterest-
 earning assets                                                                           $ 19,791     19,791
Life insurance                                   3,213                                                  3,213
                         --------   --------   -------    --------    -------   -------   --------   --------
     Total assets        $ 72,433   $ 38,699   $29,778    $ 13,860    $16,324   $ 7,141   $ 19,791   $198,026
                         ========   ========   =======    ========    =======   =======   ========   ========

LIABILITIES:
Noninterest-
 bearing deposits                                                                         $ 41,413   $ 41,413
Interest-bearing
 deposits                $ 97,478   $ 31,465   $ 3,486    $    486                                    132,915
Long-term debt              3,500                                                                       3,500
Other liabilities                                                                            4,926      4,926
Stockholders' equity                                                                        15,272     15,272
                         --------   --------   -------    --------    -------   -------   --------   --------
Total liabilities and
 stockholders' equity    $100,978   $ 31,465   $ 3,486    $    486                        $ 61,611   $198,026
                         ========   ========   =======    ========    =======   =======   ========   ========
Interest rate
 sensitivity gap         $(28,545)  $ 7,234    $26,292    $ 13,374    $16,324   $ 7,141   $(41,820)
Cumulative interest
 rate sensitivity gap    $(28,545)  $(21,311)  $ 4,981    $ 18,355    $34,679   $41,820   $      0

ITEM 7. FINANCIAL STATEMENTS

           Financial Statements of Centennial First Financial Services
                 For the years ended December 31, 2001 and 2000

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Centennial First Financial Services

We have audited the accompanying consolidated statements of condition of Centennial First Financial Services and subsidiaries, as of December 31, 2001 and 2000, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Centennial First Financial Services and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

February 1, 2002

              CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION
                           December 31, 2001 and 2000

                                                                       2001           2000
ASSETS
    Cash and due from banks                                        $ 10,040,000   $ 8,339,000
    Federal funds sold                                                7,503,000     7,370,000
                                                                   ------------   -----------

                Total cash and cash equivalents                      17,543,000    15,709,000

    Interest-bearing deposits in financial institutions               5,954,000     4,780,000
    Investment securities, available for sale                        34,014,000     9,429,000
    Federal Home Loan Bank stock                                        396,000        52,000
    Loans, net                                                      125,695,000    58,774,000
    Accrued interest receivable                                         932,000       485,000
    Premises and equipment, net                                       2,647,000     2,309,000
    Goodwill                                                          4,180,000            --
    Cash surrender value of life insurance                            3,213,000     1,831,000
    Other assets                                                      3,452,000       742,000
                                                                   ------------   -----------

                Total assets                                       $198,026,000   $94,111,000
                                                                   ============   ===========

LIABILITIES
    Deposits:
       Noninterest-bearing                                         $ 41,413,000   $23,896,000
       Interest-bearing and NOW accounts                             52,232,000    29,284,000
       Savings                                                       17,340,000     9,499,000
       Time deposits $100,000 or greater                             29,435,000    13,304,000
       Other time deposits                                           33,908,000    10,398,000
                                                                   ------------   -----------

                Total deposits                                      174,328,000    86,381,000

    Accrued interest payable                                            223,000       292,000
    Long-term debt                                                    3,500,000            --
    Other liabilities                                                 4,703,000       568,000
                                                                   ------------   -----------

                Total liabilities                                   182,754,000    87,241,000
                                                                   ------------   -----------

STOCKHOLDERS' EQUITY
    Common stock, $4 stated value; authorized 10,000,000 shares, issued and outstanding 1,144,440 and 692,269 shares
       at December 31, 2001 and 2000, respectively                    4,578,000     2,769,000
    Additional paid-in capital                                        8,386,000     2,959,000
    Retained earnings                                                 2,196,000     1,184,000
    Accumulated other comprehensive income (loss)                       112,000       (42,000)
                                                                   ------------   -----------

                Total stockholders' equity                           15,272,000     6,870,000
                                                                   ------------   -----------

                Total liabilities and stockholders' equity         $198,026,000   $94,111,000
                                                                   ============   ===========

              CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                  Years Ended December 31, 2001, 2000 and 1999

                                                                         2001          2000          1999
Interest income:
    Interest and fees on loans                                        $ 9,201,000   $6,901,000   $ 5,188,000
    Deposits in financial institutions                                    298,000      219,000       238,000
    Federal funds sold                                                    385,000      454,000       150,000
    Investments                                                           920,000      415,000       488,000
                                                                      -----------   ----------   -----------

                Total interest income                                  10,804,000    7,989,000     6,064,000
                                                                      -----------   ----------   -----------

Interest expense:
    Demand and savings deposits                                           829,000      908,000       626,000
    Time deposits $100,000 or greater                                     980,000      727,000       452,000
    Other time deposits                                                   806,000      650,000       508,000
    Interest on borrowed funds                                             79,000       46,000            --
                                                                      -----------   ----------   -----------

                Total interest expense                                  2,694,000    2,331,000     1,586,000
                                                                      -----------   ----------   -----------

                Net interest income                                     8,110,000    5,658,000     4,478,000

Provision for loan losses                                                 411,000      630,000       225,000
                                                                      -----------   ----------   -----------

                Net interest income after provision for loan losses     7,699,000    5,028,000     4,253,000
                                                                      -----------   ----------   -----------

Other income:
    Customer service fees                                               1,385,000      757,000       630,000
    Gain from sale of loans                                               413,000      277,000       220,000
    Gain (loss) from sale of investment securities                         16,000       11,000        (2,000)
    Gain from sale of investment in BancData Solutions, Inc.                   --      906,000            --
    Other income                                                          179,000       90,000        99,000
                                                                      -----------   ----------   -----------

                Total other income                                      1,993,000    2,041,000       947,000
                                                                      -----------   ----------   -----------

Other expenses:
    Salaries and wages                                                  3,630,000    2,196,000     1,698,000
    Employee benefits                                                     735,000      696,000       468,000
    Net occupancy expense                                               1,100,000      429,000       354,000
    Other operating expense                                             2,605,000    2,369,000     1,632,000
                                                                      -----------   ----------   -----------

                Total other expenses                                    8,070,000    5,690,000     4,152,000
                                                                      -----------   ----------   -----------

                Income before provision for income taxes                1,622,000    1,379,000     1,048,000

Provision for income taxes                                                575,000      472,000       319,000
                                                                      -----------   ----------   -----------

                Net income                                            $ 1,047,000   $  907,000   $   729,000
                                                                      ===========   ==========   ===========

Basic earnings per share                                              $      1.19   $     1.33   $      1.03
                                                                      ===========   ==========   ===========

Diluted earnings per share                                            $      1.18   $     1.25   $       .96
                                                                      ===========   ==========   ===========

              CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years Ended December 31, 2001, 2000 and 1999

                                                                                          Accumulated
                                                             Additional                      Other
                                                Common        Paid-In       Retained     Comprehensive
                                                 Stock        Capital       Earnings     Income (Loss)      Total
BALANCE, DECEMBER 31, 1998                     $2,670,000    $2,634,000    $  501,000      $  14,000     $ 5,819,000
                                                                                                         -----------
   Comprehensive income:
      Net income                                       --            --       729,000             --         729,000
      Change in net unrealized gain (loss)
         on investment securities available
         for sale, after tax effects                   --            --            --       (219,000)       (219,000)
                                                                                                         -----------

           Total comprehensive income                                                                        510,000
                                                                                                         -----------

   Exercise of stock options, including
      tax benefit                                  55,000        37,000            --             --          92,000

   Purchase and retirement of
      common stock and stock options              (17,000)      (11,000)      (65,000)            --         (93,000)
                                               ----------    ----------    ----------      ---------     -----------

BALANCE, DECEMBER 31, 1999                      2,708,000     2,660,000     1,165,000       (205,000)      6,328,000
                                                                                                         -----------
   Comprehensive income:
      Net income                                       --            --       907,000             --         907,000
      Change in net unrealized gain on
         investment securities available
         for sale, after tax effects                   --            --            --        163,000         163,000
                                                                                                         -----------

           Total comprehensive income                                                                      1,070,000
                                                                                                         -----------

   Cash and stock dividends                       135,000       412,000      (618,000)            --         (71,000)

   Exercise of stock options, including
      tax benefit                                 104,000        90,000            --             --         194,000

   Purchase and retirement of
      common stock                               (178,000)     (203,000)     (270,000)            --        (651,000)
                                               ----------    ----------    ----------      ---------     -----------

BALANCE, DECEMBER 31, 2000                      2,769,000     2,959,000     1,184,000        (42,000)      6,870,000
                                                                                                         -----------
   Comprehensive income:
      Net income                                       --            --     1,047,000             --       1,047,000
      Change in net unrealized gain on
         investment securities available
         for sale, after tax effects                   --            --            --        154,000         154,000
                                                                                                         -----------

           Total comprehensive income                                                                      1,201,000
                                                                                                         -----------

   Cash dividends                                      --            --       (35,000)            --         (35,000)

   Exercise of stock options, including
      tax benefit                                 115,000        68,000            --             --         183,000

   Proceeds from issuance of
      common stock                              1,694,000     5,359,000            --             --       7,053,000
                                               ----------    ----------    ----------      ---------     -----------

BALANCE, DECEMBER 31, 2001                     $4,578,000    $8,386,000    $2,196,000      $ 112,000     $15,272,000
                                               ==========    ==========    ==========      =========     ===========

              CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 2001, 2000 and 1999

                                                                         2001            2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                       $  1,047,000    $   907,000    $    729,000
    Adjustments to reconcile net income
       to net cash provided by operating activities:
          Depreciation and amortization                                   521,000        324,000         231,000
          Provision for loan losses                                       411,000        630,000         225,000
          Loss on sale of other real estate owned                              --          7,000              --
          Loss (gain) from sale of investments                            (16,000)       (11,000)          2,000
          Gain from sale of loans                                        (413,000)      (277,000)       (220,000)
          Gain from sale of investment in BancData Solutions, Inc.             --       (906,000)             --
          Amortization of deferred loan fees                             (585,000)      (392,000)       (193,000)
          Amortization of excess purchase value of deposits                71,000             --              --
          Deferred income tax provision (benefit)                         302,000        (98,000)        (30,000)
          Amortization of premiums on investment
             securities available for sale                                127,000         11,000          35,000
          Amortization of premiums on investment
             securities held to maturity                                       --             --           7,000
          Increase in cash surrender value of life insurance              (79,000)       (64,000)        (63,000)
          Decrease (increase) in assets:
             Accrued interest receivable                                 (199,000)      (107,000)        (50,000)
             Other assets                                              (2,995,000)        96,000          89,000
          Increase (decrease) in liabilities:
             Accrued interest payable                                    (275,000)        50,000         (42,000)
             Other liabilities                                          3,231,000        271,000         130,000
                                                                     ------------    -----------    ------------

                  Net cash provided by operating activities             1,148,000        441,000         850,000
                                                                     ------------    -----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net decrease (increase) in interest-bearing
       deposits in financial institutions                              (1,174,000)    (1,168,000)        492,000
    Activity in available for sale securities:
       Sales                                                            1,731,000             --         259,000
       Maturities, prepayments and calls                                2,181,000        632,000       1,195,000
       Purchases                                                      (25,226,000)    (2,004,000)       (968,000)
    Activity in held-to-maturity securities:
       Maturities                                                              --             --         800,000
    Acquisition of Palomar Community Bank                              15,278,000             --              --
    Purchases of Federal Home Loan Bank stock                             (20,000)            --        (210,000)
    Proceeds from redemption of Federal Home Loan Bank stock                   --        169,000              --
    Net increase in loans                                             (21,570,000)    (6,358,000)    (11,989,000)
    Proceeds from sales of other real estate owned                         24,000         13,000          21,000
    Proceeds from sale of investment in BancData Solutions, Inc.               --      1,218,000              --
    Additions to bank premises and equipment                             (618,000)      (943,000)       (202,000)
    Proceeds from sale of equipment                                            --             --          10,000
    Purchases of life insurance, net of redemptions                    (1,304,000)      (356,000)        (35,000)
                                                                     ------------    -----------    ------------

                  Net cash used in investing activities               (30,698,000)    (8,797,000)    (10,627,000)
                                                                     ------------    -----------    ------------

              CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

                  Years Ended December 31, 2001, 2000 and 1999

                                                                             2001          2000          1999
CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in demand and savings deposits                          $15,021,000   $14,655,000   $ 3,987,000
    Net increase in time deposits                                          5,662,000     2,586,000     1,828,000
    Cash dividends                                                           (35,000)      (67,000)           --
    Cash dividends paid in lieu of fractional shares                              --        (4,000)           --
    Proceeds from issuance of long-term debt                               3,500,000            --            --
    Proceeds from common stock issuance                                    7,053,000            --            --
    Payments to acquire common stock and stock options                            --      (651,000)      (55,000)
    Proceeds from exercise of stock options                                  183,000       166,000        92,000
                                                                         -----------   -----------   -----------

                  Net cash provided by financing activities               31,384,000    16,685,000     5,852,000
                                                                         -----------   -----------   -----------

                  Net increase (decrease) in cash and cash equivalents     1,834,000     8,329,000    (3,925,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                              15,709,000     7,380,000    11,305,000
                                                                         -----------   -----------   -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                   $17,543,000   $15,709,000   $ 7,380,000
                                                                         ===========   ===========   ===========

SUPPLEMENTARY INFORMATION

    Interest paid                                                        $ 2,968,000   $ 2,282,000   $ 1,682,000
                                                                         ===========   ===========   ===========

    Income taxes paid                                                    $   468,000   $   357,000   $   423,000
                                                                         ===========   ===========   ===========

              CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of Centennial First Financial Services, and its wholly owned subsidiaries, Redlands Centennial Bank ("Redlands") and Palomar Community Bank ("Palomar"), herein referred to as (the "Company"), are in accordance with accounting principles generally accepted in the United States of America and general practices within the financial services industry.

     The Company was organized in August 1999 to become the holding company for Redlands Centennial Bank, pursuant to a Plan of Reorganization and Merger Agreement. As part of the reorganization, all of the outstanding shares of stock of Redlands were exchanged for shares of the Company on December 23, 1999. The transaction was accounted for at historical cost in a manner similar to a pooling of interests.

     Redlands Centennial Bank is a California state chartered bank, which provides banking services to individuals and business customers in Redlands and surrounding communities, as well as Small Business Administration loans to customers in Los Angeles and Orange counties.

     During 1999, Redlands formed Redlands Centennial Financial Services (RCFS) as a wholly owned subsidiary. RCFS began operations during March 2000 and sells investment and insurance products to the Bank's customers.

     On August 17, 2001, the Company acquired the stock of Palomar Community Bank in Escondido California for $10.5 million cash (see Note 2). Palomar Community Bank is a California state chartered bank, which provides banking services to individuals and business customers in Escondido and surrounding communities.

     Basis of Presentation and Consolidation

     The consolidated financial statements include the accounts of Centennial First Financial Services and its wholly-owned subsidiaries, Redlands Centennial Bank and Palomar Community Bank. The consolidated financial statements of Redlands Centennial Bank include the accounts of the Bank and its wholly owned subsidiary, Redlands Centennial Financial Services. All significant intercompany balances and transactions have been eliminated in consolidation.

              CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Use of Estimates

     In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate, the valuation of deferred tax assets, and other-than-temporary impairment losses.

     Reclassification

     Certain amounts have been reclassified in the 2000 and 1999 financial statements to conform to the 2001 financial statement presentation.

     Interest-Bearing Deposits in Financial Institutions

     Interest-bearing deposits in financial institutions mature within ten years and are carried at fair market value, which approximates cost.

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

     Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held-to-maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers independent price quotations, projected target prices of investment analysts within the short-term and the financial condition of the issuer. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

     Federal Home Loan Bank Stock

     Federal Home Loan Bank stock is carried at cost.

              CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Loans

     The Company grants real estate, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by real estate loans throughout Southern California. The ability of the Company's debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

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

     Loan origination fees, to the extent they represent reimbursement for initial direct costs, are recognized as income at the time of loan closing. The excess of fees over costs, if any, are deferred and credited to income over the term of the loan using a method, which approximates the interest method. Amortization of loan origination fees is included in revenues as an element of interest on loans. If a loan is paid in full, any deferred fees not yet amortized are recognized as income.

     Loans which are deemed impaired by management are loans whereby it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Losses on impaired loans are measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Larger groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer loans for impairment disclosures.

              CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Loans Held for Sale

     Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Fair value is based on commitments on hand from investors or prevailing market prices. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

     Allowance for Loan Losses

     The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

     The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

     The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than that of the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

              CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

     Premises, Equipment and Depreciation

     Land is carried at cost. Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives on a straight-line basis, which range from three to thirty-nine years.

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

              CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

     Stock Compensation Plans

     Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee or a director must pay to acquire the stock. Stock options issued under the Company's stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. Under the Company's stock option plan, compensation cost is recognized to the extent that the quoted market price of the stock on the date of grant exceeds the amount that the employee is required to pay. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, must make pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied. The pro forma disclosures include the effects of all awards granted on or after January 1, 1995. (See Note 9)

              CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Employee Stock Ownership Plan ("ESOP")

     Compensation expense is recognized based on cash contributions paid or committed to be paid to the ESOP. All shares held by the ESOP are deemed outstanding for purposes of earnings per share calculations. Dividends declared on all shares held by the ESOP are charged to retained earnings.

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

     The weighted average number of shares used in the computation of basic earnings per share was 878,570 for 2001, 680,356 for 2000 and 705,260 for 1999. The weighted average number of shares used in the computation of diluted earnings per share was 889,705 for 2001, 727,194 for 2000 and 758,765 for 1999.

     Statement of Cash Flows

     For the purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold.

     Comprehensive Income

     Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

              CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Comprehensive Income (continued)

     The components of other comprehensive income are as follows:

                                                  2001        2000          1999
     Unrealized holding gains (losses) on
        available for sale securities          $ 273,000    $ 282,000    $(367,000)
     Reclassification adjustment for (gains)
        losses realized in income                (16,000)     (11,000)       2,000
                                               ---------    ---------    ---------

     Net unrealized gains (losses)               257,000      271,000     (365,000)
     Tax effect                                 (103,000)    (108,000)     146,000
                                               ---------    ---------    ---------

     Net-of-tax amount                         $ 154,000    $ 163,000    $(219,000)
                                               =========    =========    =========

     Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations". SFAS No. 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. Management has adopted SFAS 141 for its purchase of Palomar Community Bank as described in Note 2.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 will require that goodwill no longer be amortized and instead be tested for impairment at least annually. In addition, the standard includes provisions for the accounting and reporting of certain existing recognized intangibles and goodwill. Management does not anticipate that the adoption of SFAS No. 142 will have a material impact on its financial statements.

              CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. ACQUISITION OF PALOMAR COMMUNITY BANK

     On August 17, 2001, the Company acquired Palomar Community Bank from Community West Bancshares for $10,500,000 in cash. The total purchase price was allocated as follows:

     Cash and cash equivalents              $ 25,966,000
     Investment securities                     3,447,000
     Net loans                                44,764,000
     Equipment and leasehold improvements        241,000
     Other assets                                336,000
     Goodwill                                  4,180,000
     Intangible asset                             68,000
     Deposits                                (67,191,000)
     Other liabilities                        (1,123,000)
     Closing costs                              (188,000)
                                            ------------

                                            $ 10,500,000
                                            ============

     In accordance with SFAS 141, the goodwill in connection with this transaction has been recorded but is not being amortized. The intangible asset represents a core deposit premium and is being amortized over the average life of the corresponding deposits using the straight-line method.

Note 3. INVESTMENT SECURITIES

     The following is a comparison of amortized cost and fair value of investment securities at December 31, 2001 and 2000:

                                                              2001
                                       ---------------------------------------------------
                                        Amortized    Unrealized   Unrealized      Fair
                                          Cost         Gains        Losses        Value
     Available for sale:
        Mortgage-backed securities     $28,436,000    $271,000     $    --     $28,707,000
        Obligations of States and
           Local Governments             4,624,000       3,000      71,000       4,556,000
        Marketable equity securities       487,000          --          --         487,000
        U.S. Treasury Obligations          260,000       4,000          --         264,000
                                       -----------    --------     -------     -----------

                                       $33,807,000    $278,000     $71,000     $34,014,000
                                       ===========    ========     =======     ===========

              CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. INVESTMENT SECURITIES (Continued)

                                                           2000
                                     -------------------------------------------------
                                     Amortized    Unrealized   Unrealized     Fair
                                       Cost         Gains        Losses      Value
     Available for sale:
        Mortgage-backed securities   $5,072,000      $--         $28,000    $5,044,000
        Obligations of States and
           Local Governments          4,027,000       --          43,000     3,984,000
        U.S. Treasury Obligations       402,000       --           1,000       401,000
                                     ----------      ---         -------    ----------

                                     $9,501,000      $--          72,000    $9,429,000
                                     ==========      ===         =======    ==========

     The amortized cost and fair value of investment securities available for sale at December 31, 2001, by contractual maturity, are shown below. Expected maturities for mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or retire obligations with or without call or prepayment penalties.

                                Amortized       Fair
                                  Cost          Value

     Due within one year       $   492,000   $   495,000
     Due after one year            962,000       964,000
     Due after five years        2,347,000     2,334,000
     Due after ten years         1,083,000     1,027,000
                               -----------   -----------

                                 4,884,000     4,820,000
     Marketable equity
         securities                487,000       487,000
     Mortgage-backed
         securities             28,436,000    28,707,000
                               -----------   -----------

                               $33,807,000   $34,014,000
                               ===========   ===========

     As of December 31, 2001 and 2000, U.S. Treasury Obligations and mortgage-backed securities with amortized cost of $2,570,000 and $2,790,000 and fair values of $2,637,000 and $2,777,000, respectively, were pledged as collateral as required or permitted by law.

              CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. LOANS

     The composition of the Company's loan portfolio at December 31, 2001 and 2000 is as follows:

                                           2001          2000
     Real estate loans
        Construction and development   $ 37,950,000   $14,358,000
        Mortgage loans                   49,127,000    16,272,000
     Commercial loans                    30,581,000    21,583,000
     Automobile loans                     2,399,000     3,036,000
     Indirect loans                         583,000     1,063,000
     Equity loans                         4,759,000     1,887,000
     Consumer and other loans             2,161,000     1,827,000
                                       ------------   -----------

           Total loans                  127,560,000    60,026,000

     Less unearned income                  (405,000)     (384,000)
     Less allowance for loan losses      (1,460,000)     (868,000)
                                       ------------   -----------

           Net loans                   $125,695,000   $58,774,000
                                       ============   ===========

     Changes in the allowance for loan losses are summarized as follows:

                                                      2001        2000       1999
     Balance as of January 1                      $  868,000   $ 581,000   $433,000
     Allowance for loan losses,
        Palomar Community Bank                       603,000          --         --
     Provision charged to expense                    411,000     630,000    225,000
     Loans charged off                              (306,000)   (363,000)   (96,000)
     Reclassification for off-balance sheet
        commitments                                 (129,000)         --         --
     Recoveries of loans previously charged-off       13,000      20,000     19,000
                                                  ----------   ---------   --------

     Balance as of December 31                    $1,460,000   $ 868,000   $581,000
                                                  ==========   =========   ========

     Loans serviced for others are not included in the accompanying statements of condition. The unpaid principal balances of loans serviced for others were $30,509,000 and $17,735,000 at December 31, 2001 and 2000,
     respectively.

     The balance of capitalized loan servicing rights included in other assets was $121,000 and $131,000 at December 31, 2001 and 2000, respectively.

              CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. LOANS (Continued)

     At December 31, 2001 and 2000, the recorded investment in impaired loans totaled $241,000 and $36,000, respectively. No additional funds are committed to be advanced in connection with impaired loans. Non-accrual loans totaled $241,000 and $36,000 at December 31, 2001 and 2000, respectively. The interest income that would have been recorded in 2001 and 2000 had the non-accrual loans performed in accordance with the original terms, would have been approximately $26,000 and $4,000, respectively.

Note 5. DEPOSITS

     A summary of time deposits by maturity at December 31, 2001 and 2000 is as follows:

                                         2001          2000

     Within 1 year                   $59,371,000   $21,310,000
     After 1 year through 3 years      3,486,000     1,924,000
     After 3 years through 5 years       486,000       401,000
     After 5 years                            --        67,000
                                     -----------   -----------

                                     $63,343,000   $23,702,000
                                     ===========   ===========

Note 6. PREMISES, EQUIPMENT AND ACCUMULATED DEPRECIATION

     Premises, equipment and accumulated depreciation at December 31, 2001 and 2000 consist of the following:

                                             2001        2000
     Land                                $  132,000   $  132,000
     Building                             1,105,000    1,105,000
     Equipment, furniture and fixtures    3,557,000    1,681,000
     Construction in progress                58,000      432,000
                                         ----------   ----------

                                          4,852,000    3,350,000
     Less accumulated depreciation        2,205,000    1,041,000
                                         ----------   ----------

                                         $2,647,000   $2,309,000
                                         ==========   ==========

              CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. PREMISES, EQUIPMENT AND ACCUMULATED DEPRECIATION (Continued)

     Total depreciation expense amounted to $521,000, $324,000 and $231,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

     The Company leases space for branch and loan premises. In addition, the Company has assumed the operating lease for the Palomar Community Bank premises. Pursuant to the terms of the noncancelable operating lease agreements in effect at December 31, 2001, future minimum rent commitments under these leases are as follows:

              2002                            $  395,862
              2003                               400,004
              2004                               385,770
              2005                               379,937
              2006 and beyond                    302,350
                                              ----------

                                              $1,863,923
                                              ==========

     Total rent expense for the years ended December 31, 2001, 2000 and 1999 amounted to $303,000, $42,000 and $20,000, respectively.

Note 7. LONG-TERM DEBT

     The Company has a seven-year $2,000,000 unsecured note payable to United Security Bank at an interest rate of prime plus 1.125% (5.875% as of December 31, 2001). The terms of the note call for interest only payments though July 2003. Principal and interest payments will commence beginning August 2003. Final payment of the loan is due in August 2008. The outstanding balance of the note at December 31, 2001 is $2,000,000.

     The Company also has a two-year $2,000,000 note payable to United Security Bank at an interest rate of prime plus 1.0% (5.75% as of December 31, 2001). The note is secured by the stock of Redlands Centennial Bank and Palomar Community Bank. The terms of the note call for interest only payments though July 2003, at which point all unpaid principal and accrued interest are due. The outstanding balance of the note at December 31, 2001 is $1,500,000.

              CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. LONG-TERM DEBT (Continued)

     Maturities of long-term debt for years ending December 31 are as follows:

     2002                            $       --
     2003                             1,666,667
     2004                               400,000
     2005                               400,000
     2006 and beyond                  1,033,333
                                     ----------

                                     $3,500,000
                                     ==========

Note 8. RELATED PARTY TRANSACTIONS

     In the ordinary course of business, the Company has granted loans to certain directors, principal officers, their immediate families, and affiliated companies in which they are principal stockholders. All loans were made under terms which are consistent with the Company's normal lending policies.

     Aggregate related party loan transactions were as follows:

                                      2001         2000

     Balance as of January 1       $  745,000   $1,674,000

     Net Borrowings (Repayments)    1,452,000     (929,000)
                                   ----------   ----------

     Balance as of December 31     $2,197,000   $  745,000
                                   ==========   ==========

     Deposits from related parties held by the Company at December 31, 2001 and 2000 totaled $1,688,000 and $2,255,000, respectively.

              CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. STOCK OPTIONS

     The Company has a combined incentive and nonqualified stock option plan (the 1990 Plan), which authorizes the issuance of stock options to full-time salaried employees and non-employee directors. The incentive portion of the 1990 Plan is only available to employees of the Company, while the nonqualified portion is also available to directors of the Company. The 1990 Plan expired in January 2001 and the Company adopted a replacement Plan in August 2001 (the 2001 Plan).

     In February 2002, the Company amended the 2001 Plan to correct certain errors discovered in the Plan, to provide for the "rollover" of outstanding options from the 1990 Plan into the 2001 Plan, and to increase the number of shares subject to the 2001 Plan (including the "rollover" shares) to 343,332 shares. All options previously issued under the 2001 Plan were amended to conform to the terms of the 2001 Plan, as amended.

     The Company's Board of Directors is responsible for administrating the Plan. Option prices are determined by the Company's directors and must be equal to or greater than the prevailing market price of the Company's common stock at the time the option is granted. Options are vested at a rate of 20% a year for five years and expire ten years from the date the options are granted. The maximum number of shares reserved for issuance upon exercise of options under the Plan is 182,440 shares of the Company's capital stock. Options issued have an exercise price ranging from $8.50 to $19.25 per share.

     The following is a summary of the Company's stock option activity for 2001 and 2000:

                                                2001                2000
                                         ------------------   ------------------
                                                   Weighted             Weighted
                                                    Average             Average
                                                   Exercise             Exercise
                                         Shares      Price    Shares     Price
Options granted and outstanding
    at beginning of year                 123,306    $10.65    149,862    $10.55
Stock dividend                                --       --       7,237        --
Options granted                          154,580     18.23         --        --
Options canceled                         (76,214)    13.64     (7,816)    13.08
Options exercised                        (28,642)     6.38    (25,977)     6.35
                                         -------              -------

Options granted and outstanding
    at end of year                       173,030    $16.77    123,306    $10.65
                                         =======              =======

Options exercisable at year-end           26,453    $11.75     69,863    $ 8.88
Weighted average fair value of
   options granted during year                      $18.23               $   --

              CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. STOCK OPTIONS (Continued)

     Information pertaining to options outstanding at December 31, 2001 is as follows:

                           Options Outstanding              Options Exercisable
                        -------------------------   --------------------------------
                                       Weighted
                                        Average     Weighted                 Weighted
                                       Remaining    Average                  Average
   Range of               Number      Contractual   Exercise     Number      Exercise
Exercise Prices         Outstanding      Life        Price     Exercisable    Price
$5.34 to $11.62           14,865       5.4 years     $ 9.27      13,525      $ 9.15
$14.05 to $18.25         158,165       9.3 years     $17.48      12,928      $14.48
                         -------                                 ------

Options outstanding
    at end of year       173,030       8.9 years     $16.77      26,453      $11.75
                         =======                                 ======

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

                                                   Years Ended December 31,
                                             ----------------------------------
                                                2001         2000        1999
     Net income:
        As reported                          $1,047,000    $907,000    $729,000
        Pro forma                               746,000     836,000     604,000

     Basic earnings per share:
        As reported                          $     1.19    $   1.33    $   1.03
        Pro forma                                  0.85        1.23         .86

     Diluted earnings per share:
        As reported                          $     1.18    $   1.25    $    .96
        Pro forma                                  0.84        1.15         .80

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted assumptions used for option grants in 2001 and 1999; no dividend yield; expected volatility of 16.89% for 2001 and 16.21% for 1999; risk-free interest rates of 5.1% for 2001 and 6.4% for 1999 and expected lives of ten years for both years. There were no options granted during 2000.

              CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. INCOME TAXES

     The components of the provision for income taxes at December 31, are as follows:

                                            2001          2000        1999
Current tax provision:
    Federal                               $175,000     $413,000     $244,000
    State                                   98,000      157,000      105,000
                                          --------     --------     --------

                                           273,000      570,000      349,000
                                          --------     --------     --------
Deferred tax provision (benefit):
    Federal                                250,000     (101,000)     (27,000)
    State                                   52,000        3,000       (3,000)
                                          --------     --------     --------

                                           302,000      (98,000)     (30,000)
                                          --------     --------     --------

                                          $575,000     $472,000     $319,000
                                          ========     ========     ========

     The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

                                                         2001     2000     1999

Statutory tax rate                                       34.0%    34.0%    34.0%
Increase (decrease) resulting from:
    State taxes, net of federal tax benefit               7.2      7.2      7.2
    Change in valuation allowance                          --      3.8      (.9)
    Municipal bond income                                (3.5)    (3.8)    (5.1)
    Cash surrender value of life insurance               (2.3)    (2.1)    (2.7)
    Other, net                                            0.1     (4.9)    (2.1)
                                                         ----     ----     ----

Effective tax rates                                      35.5%    34.2%    30.4%
                                                         ====     ====     ====

              CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. INCOME TAXES (Continued)

     The components of the net deferred tax asset at December 31, are as follows:

                                                      2001         2000
Deferred tax assets:
    Federal                                        $ 172,000     $362,000
    State                                             30,000       63,000
                                                   ---------     --------

                                                     202,000      425,000

Deferred tax liabilities:
    Federal                                         (101,000)     (18,000)
    State                                            (20,000)      (4,000)
                                                   ---------     --------

                                                    (121,000)     (22,000)
                                                   ---------     --------

Net deferred tax asset                             $  81,000     $403,000
                                                   =========     ========

     The tax effects of the temporary differences in income and expense items that give rise to deferred taxes at December 31, are as follows:

                                                      2001         2000
Deferred tax assets:
    Allowance for loan losses                      $ 113,000     $279,000
    Employee benefit plans                            51,000       57,000
    Net unrealized loss on investment
       securities available for sale                      --       29,000
    Organizational costs                               5,000        6,000
    State income taxes                                33,000       54,000
                                                   ---------     --------

                                                     202,000      425,000

Deferred tax liabilities:
    Net unrealized gain on investment
       securities available for sale                 (88,000)          --
    Depreciation and amortization                    (33,000)     (22,000)
                                                   ---------     --------

                                                    (121,000)     (22,000)
                                                   ---------     --------

Net deferred tax asset                             $  81,000     $403,000
                                                   =========     ========

              CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. INCOME TAXES (Continued)

     A summary of the change in the net deferred tax asset is as follows:

                                                    Years Ended December 31,
                                              ----------------------------------
                                                  2001       2000        1999

Balance at beginning of year                  $ 403,000    $381,000    $151,000
Deferred tax benefit (provision)               (302,000)     98,000      30,000
Deferred tax effects of net
    unrealized gains or losses
    on securities available for sale            (20,000)    (76,000)    200,000
                                              ---------    --------    --------

Balance at end of year                        $  81,000    $403,000    $381,000
                                              =========    ========    ========

Note 11. COMMITMENTS AND CONTINGENCIES

     Financial Instruments with Off-Balance-Sheet Risk

     In the normal course of business, there are various commitments outstanding, such as commitments to extend credit, which are not reflected in the financial statements. At December 31, 2001 and 2000, such commitments included approximately $394,000 and $55,000, respectively, of standby letters of credit and approximately $52,510,000 and $26,740,000, respectively, of undisbursed lines of credit and undisbursed loans in process. The Company's exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

     Legal Proceedings

     Roberts Litigation

     Redlands Centennial Bank (Redlands) is a defendant in a civil action filed by a former employee. The causes of action filed against Redlands are for fraudulent inducement, breach of contract and breach of the covenant of good faith and fair dealing. The former employee had an employment contract with Redlands. While the trial court granted Redlands' motion for summary judgment finding that there was no breach of contract or breach of the covenant of good faith and fair dealing, the matter went to trial on the fraudulent inducement cause of action. On October 18, 2000, the jury returned a verdict in the plaintiff's favor in the amount of $137,000 and on October 21, 2000, the jury awarded the plaintiff an additional $15,000 as punitive damages. On February 13, 2001, the trial court awarded the plaintiff an additional $283,000 in attorney fees and costs.

              CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. COMMITMENTS AND CONTINGENCIES (Continued)

     Legal Proceedings (continued)

     Roberts Litigation (continued)

     Management of Redlands believes that the trial court erred in not granting summary judgment in favor of Redlands on the fraudulent inducement cause of action and Redlands, through its counsel, filed an appeal to the matter on January 18, 2001. Redlands has instructed its counsel to vigorously represent Redlands to have the jury verdict and award of attorney fees and costs overturned. An appellate brief in this matter was filed on October 18, 2001. Based on the facts presented and the opinion of the Company's counsel, management determined that the risk of loss resulting from this lawsuit was remote and no accrual for possible losses was recorded at December 31, 2001 and 2000.

     Other Litigation

     Various legal claims also arise from time to time in the normal course of business, which, in the opinion of management, will have no material effect on the Company's financial statements.

     Employment Agreements and Special Termination Agreements

     Redlands has entered into employment agreements with several of its key officers. The agreements provide for a specified minimum annual compensation and the continuation of benefits currently received. However, employment under the agreements may be terminated for cause, as defined, without incurring any continuing obligations. The agreements also provide for the establishment of a salary continuation plan to provide benefits to various executive officers at the age of retirement. (See Note 14)

     All of the employment agreements contain special termination clauses which provide for certain lump sum severance payments within a specified period following a "change in control," as defined in the agreements.

              CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. EMPLOYEE BENEFIT PLANS

     401(k) Plan

     The Company has a 401(k) savings and retirement plan that includes substantially all employees. The employees attain vesting in the Company's contribution over six years. Employees may contribute up to 15% of their compensation, subject to certain limits based on federal tax laws. Under the terms of the Plan, the Company may make matching contributions at the discretion of the Board of Directors. Contributions to the Plan by the Company amounted to $68,000, $43,000 and $37,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

     Employee Stock Ownership Plan

     During February 2000, the Company established an employee stock ownership plan covering substantially all employees of the Company. An employee becomes eligible to participate in the Plan upon employment with the Company and becomes fully vested after five years of service. Contributions to the Plan, whether in cash or securities, are made at the discretion of the Company's Board of Directors in an amount not to exceed the maximum allowable as an income tax deduction. The Company contributed $100,000 to the Plan for the year ended December 31, 2000. No contributions to the plan were made during the year ended December 31, 2001.

Note 13. CONCENTRATION OF CREDIT RISK

     The Company services customers in Redlands, Escondido and surrounding communities and has no concentration of deposits with any one particular customer or industry. At December 31, 2001 and 2000, the Company had approximately $15,329,000 and $7,808,000, respectively, of Federal funds sold, interest-bearing deposits and noninterest-bearing deposits with its correspondent banks and one other financial institution. At December 31, 2001 and 2000, approximately 56% and 51%, respectively of the Company's loan portfolio consists of real estate loans.

              CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. SALARY CONTINUATION PLANS

     The Company has established salary continuation plans, which provide for payments to certain officers at the age of retirement. The Company also had a retirement continuation plan for its directors. During May 2001, the retirement continuation plan for the directors was cancelled and the directors were each paid a settlement. Included in other liabilities at December 31, 2001 and 2000, respectively, is $135,000 and $140,000 of deferred compensation related to the continuation plans. The plans are funded through life insurance policies that generate a cash surrender value to fund the future benefits.

Note 15. STOCKHOLDERS' EQUITY

     Minimum Regulatory Requirements

     The Company (on a consolidated basis) and its subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and its subsidiaries financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its subsidiaries must meet specific capital guidelines that involve quantitative measures of Redland's and Palomar's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.

     Quantitative measures established by the regulations to ensure capital adequacy require the Company and it's subsidiaries to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001 and 2000, that the Company and its subsidiaries met all capital adequacy requirements to which it is subject.

     As of December 31, 2001, the most recent notification from the Federal Deposit Insurance Corporation categorized Redlands and Palomar as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed Redland's or Palomar's category.

              CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. STOCKHOLDERS' EQUITY (Continued)

     Minimum Regulatory Requirements (continued)

     The Company's and the Banks' actual capital amounts and ratios as of December 31, 2001 and 2000 are as follows:

                                                                                             Minimum
                                                                                            To Be Well
                                                                        Minimum          Capitalized Under
                                                                        Capital          Prompt Corrective
                                                 Actual               Requirement        Action Provisions
                                           -------------------    -------------------   --------------------
                                              Amount     Ratio      Amount      Ratio     Amount      Ratio
As of December 31, 2001:
 Total capital to risk-weighted assets:
    Consolidated                           $14,546,000   11.07%   $10,509,000   8.00%   $13,136,000   10.00%
    Redlands Centennial                      8,508,000   10.04%     6,778,000   8.00%     8,473,000   10.00%
    Palomar Community                        7,311,000   15.19%     3,850,000   8.00%     4,813,000   10.00%

 Tier 1 capital to risk-weighted assets:
    Consolidated                            10,904,000    8.30%     5,255,000   4.00%     7,882,000    6.00%
    Redlands Centennial                      7,540,000    8.90%     3,389,000   4.00%     5,084,000    6.00%
    Palomar Community                        6,709,000   13.94%     1,925,000   4.00%     2,888,000    6.00%

 Tier 1 capital to average assets:
    Consolidated                            10,904,000    5.69%     7,669,000   4.00%     9,587,000    5.00%
    Redlands Centennial                      7,540,000    7.09%     4,255,000   4.00%     5,318,000    5.00%
    Palomar Community                        6,709,000    8.32%     3,227,000   4.00%     4,034,000    5.00%

As of December 31, 2000:
 Total capital to risk-weighted assets:
    Consolidated                           $ 7,742,000   11.49%   $ 5,390,000   8.00%   $ 6,738,000   10.00%
    Redlands Centennial                      7,555,000   11.22%     5,388,000   8.00%     6,735,000   10.00%

 Tier 1 capital to risk-weighted assets:
    Consolidated                             6,900,000   10.24%     2,695,000   4.00%     4,043,000    6.00%
    Redlands Centennial                      6,713,000    9.97%     2,694,000   4.00%     4,041,000    6.00%

 Tier 1 capital to average assets:
    Consolidated                             6,900,000    8.12%     3,397,000   4.00%     4,246,000    5.00%
    Redlands Centennial                      6,713,000    7.91%     3,397,000   4.00%     4,246,000    5.00%

Note 16. RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES

     Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the banks to the Company. The total amount of dividends, which may be paid at any date, is generally limited to the retained earnings of each bank, and loans or advances are limited to 10% of the banks' capital stock and surplus on a secured basis.

              CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES (Continued)

     In addition, dividends paid by the banks to the Company would be prohibited if the effect thereof would cause the banks' capital to be reduced below applicable minimum capital requirements.

Note 17. DIVIDENDS PAID

     During January and August 2000, the Company paid a cash dividend of $.05 per share. The Company also paid a cash dividend of $.05 per share in 2001.

     During 2000, the Board of Directors approved a 5% stock dividend which resulted in the issuance of 33,645 shares. There were no stock dividends during 2001 or 1999.

Note 18. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

     Following is the parent company only financial information for Centennial First Financial Services since its inception in August 1999:

                             STATEMENTS OF CONDITION
                           December 31, 2001 and 2000

                                                                         2001         2000
ASSETS

   Cash                                                              $    50,000   $   81,000
   Investment in common stock of Redlands Centennial Bank              7,632,000    6,683,000
   Investment in common stock of Palomar Community Bank               11,000,000           --
   Other assets                                                           90,000      106,000
                                                                     -----------   ----------

        Total assets                                                 $18,772,000   $6,870,000
                                                                     ===========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

   Long-term debt                                                    $ 3,500,000   $       --
                                                                     -----------   ----------

   Stockholders' equity:
   Common stock, $4.00 stated value; authorized 10,000,000 shares, issued and outstanding 1,144,440 and 692,969
      shares at December 31, 2001 and 2000, respectively               4,578,000    2,769,000
   Additional paid-in-capital                                          8,386,000    2,959,000
   Retained earnings                                                   2,196,000    1,184,000
   Accumulated other comprehensive income (loss)                         112,000      (42,000)
                                                                     -----------   ----------

        Total stockholders' equity                                    15,272,000    6,870,000
                                                                     -----------   ----------

        Total liabilities and stockholders' equity                   $18,772,000   $6,870,000
                                                                     ===========   ==========

              CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (Continued)

                             STATEMENTS OF EARNINGS
  Years Ended December 31, 2001 and 2000 and the Period Ended December 31, 1999

                                        2001        2000       1999

Dividend received from subsidiary    $  125,000   $788,000   $ 11,000
Expenses                                303,000    127,000      8,000
                                     ----------   --------   --------
Income (loss) before equity in
   undistributed net income of
   subsidiaries                        (178,000)   661,000      3,000
Tax benefit                             118,000     51,000         --
                                     ----------   --------   --------

                                        (60,000)   712,000      3,000
Equity in undistributed net income
   of Redlands Centennial Bank          826,000    195,000    726,000
Equity in undistributed net income
    of Palomar Community Bank           281,000         --         --
                                     ----------   --------   --------

      Net income                     $1,047,000   $907,000   $729,000
                                     ==========   ========   ========

                            STATEMENTS OF CASH FLOWS
  Years Ended December 31, 2001 and 2000 and the Period Ended December 31, 1999

                                            2001         2000        1999
OPERATING ACTIVITIES
Net income                               $1,047,000    $907,000    $729,000
Adjustment to reconcile net income
   to net cash provided by (used in)
   operating activities:
   Equity in undistributed income of
      Redlands Centennial Bank             (826,000)   (195,000)   (726,000)
   Equity in undistributed income of
      Palomar Community Bank               (281,000)         --          --
   Decrease (increase) in other assets       16,000     (78,000)         --
                                         ----------    --------    --------

      Net cash provided by (used in)
      operating activities                  (44,000)    634,000       3,000
                                         ----------    --------    --------

              CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (Continued)

                      STATEMENTS OF CASH FLOWS (Continued)
  Years Ended December 31, 2001 and 2000 and the Period Ended December 31, 1999

INVESTING ACTIVITIES
   Acquisition of Palomar Community Bank          $(10,688,000)   $      --    $       --
                                                  ------------    ---------    ----------

       Net cash used in investing activities       (10,688,000)          --            --
                                                  ------------    ---------    ----------

FINANCING ACTIVITIES
   Proceeds from long-term debt                      4,000,000           --            --
   Repayment of long-term debt                        (500,000)          --            --
   Proceeds from note payable,
      related party                                         --           --        10,000
   Repayments from note payable,
      related party                                         --           --       (10,000)
   Proceeds from issuance of
      common stock                                   7,053,000           --            --
   Cash dividends paid                                 (35,000)     (67,000)           --
   Cash dividends paid in lieu of
      fractional shares                                     --       (4,000)           --
   Payments to acquire common stock and
      stock options                                         --     (651,000)           --
   Proceeds from exercise of stock options             183,000      166,000            --
                                                  ------------    ---------    ----------

       Net cash provided by (used in)
       financing activities                         10,701,000     (556,000)           --
                                                  ------------    ---------    ----------

Net increase (decrease) in cash and
   cash equivalents                                    (31,000)      78,000         3,000

Cash and cash equivalents, beginning of year            81,000        3,000            --
                                                  ------------    ---------    ----------

Cash and cash equivalents, end of year            $     50,000    $  81,000    $    3,000
                                                  ============    =========    ==========

NON-CASH INVESTING ACTIVITY
   Exchange of common stock for investment
      in Redlands Centennial Bank                 $         --    $      --    $5,646,369

              CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. FEDERAL HOME LOAN BANK LINE OF CREDIT

     During April 1999, Redlands became a member of the Federal Home Loan Bank of San Francisco (FHLB). Palomar is also a member of the FHLB. Redlands and Palomar each have an available line of credit with the FHLB at an interest rate, which is determined daily. Borrowings under the line are limited to eligible collateral. All borrowings from the FHLB are secured by a blanket lien on qualified collateral. There were no outstanding advances at December 31, 2001 and 2000 for Redlands or Palomar.

Note 20. SALE OF INVESTMENT IN BANCDATA SOLUTIONS, INC.

     During April 2000, the Bank sold its investment in BancData Solutions, Inc., the Bank's data processing center. The gain from the sale amounted to $906,000. The Bank's investment in BancData Solutions, Inc. is recorded at cost and included in other assets at December 31, 2000.

Note 21. FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosures of estimated fair values of all financial instruments where it is practicable to estimate such values. In cases where quoted market prices are not available, fair values are based upon estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in may cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

     The following methods and assumptions were used by the Company is estimating fair value disclosures for financial instruments:

     Cash and Cash Equivalents - The carrying amounts of cash and short-term instruments approximate fair values.

     Interest-Bearing Deposits in Financial Institutions - The carrying amounts of interest-bearing deposits, which mature within ninety days, approximate their fair values.

              CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

     Investment Securities - Fair values for securities, excluding Federal Home Loan Bank stock, are based on quoted market prices. The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

     Loans Held for Sale - Fair values of loans held for sale are based on commitments on hand from investors or prevailing market prices.

     Loans - For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (e.g., one-to-four family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non- performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

     Accrued Interest Receivable - The carrying amounts of accrued interest receivable approximate fair value.

     Cash Surrender Value of Life Insurance - The carrying amounts of life insurance approximate fair value.

     Deposits - The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

     Long-Term Debt - The fair values of the Company's long-term debt is estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

              CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

     Accrued Interest Payable - The carrying amounts of accrued interest payable approximate fair value.

     Off-Balance-Sheet Instruments - Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The carrying amount of commitments to extend credit approximates fair value.

     The estimated fair value and related carrying or notional amounts of the Company's financial instruments are as follows:

                                                                         December 31,
                                                             2001                         2000
                                                  ---------------------------   -------------------------
                                                    Carrying        Fair         Carrying        Fair
                                                     Amount         Value         Amount         Value
     Financial assets:
     Cash and cash equivalents                    $ 17,543,000   $ 17,543,000   $15,709,000   $15,709,000
     Interest bearing deposits
         in financial institutions                   5,954,000      5,933,000     4,780,000     5,084,000
     Investment securities, available for sale      34,014,000     33,649,000     9,429,000     9,395,000
     Federal Home Loan Bank stock                      396,000        396,000        52,000        52,000
     Loans, net                                    125,695,000    143,249,000    58,774,000    65,034,000
     Accrued interest receivable                       932,000        932,000       485,000       485,000
     Cash surrender value of life insurance          3,213,000      3,213,000     1,831,000     1,831,000

     Financial liabilities:
     Deposits                                      174,328,000    179,824,000    86,381,000    87,480,000
     Long-term debt                                  3,500,000      3,500,000            --            --
     Accrued interest payable                          223,000        223,000       292,000       292,000

     Off-balance sheet credit related to
     financial instruments:
         Commitments to extend credit             $ 52,904,000   $ 52,904,000   $26,795,000   $26,795,000

     The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2001 and 2000. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

Not applicable

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

ITEM 10. EXECUTIVE COMPENSATION

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Items 9-12 listed above is contained in the Company's definitive Proxy Statement for the Company's 2002 Annual Meeting of Shareholders which the Company intends to file with the SEC within 120 days after the close of the Company's 2001 fiscal year in accordance with SEC Regulation 14A under the Securities Exchange Act of 1934. Such information is incorporated herein by this reference.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) EXHIBITS

Item           Description
----           -----------

1.             Plan of Reorganization and Agreement of Merger Dated December 1,
               1999
               Filed as exhibit to Form S4 dated October 20, 1999
3.1            Articles of Incorporation
               Filed as exhibit to Form S-4 dated October 20, 1999
3.2            Bylaws
               Filed as exhibit to Form S-4 dated October 20, 1999
10.1           Plan document for the Redlands Centennial Bank Employee Stock
               Ownership Plan
               Filed as exhibit to Form S-4 date October 20, 1999.
10.2           Redlands Centennial Bank 1990 Stock Option Plan and Addendums
               Filed as exhibit to Form S-4 dated October 20, 1999
10.3           Brea Branch Lease, dated September 20, 2000
               Filed as exhibit to Form SB-2 dated March 21, 2001
10.4           Form of Indemnification Agreement
               Filed as exhibit to Form 38-2 dated March 21,2001
10.5           Stock Purchase Agreement for Palomar Community Bank
               Dated December 1, 2000 Filed as exhibit to Form SB-2 dated March
               21, 2001
10.6           Employment Agreement of Richard Sanborn, dated December 1, 2000.
10.7           Salary Continuation plan of Timothy P. Walbridge, dated August 1,
               2001.
10.8           Salary Continuation plan for Beth Sanders, dated October 1, 2001.
10.9           Salary Continuation plan of Richard Sanborn, dated October 1,
               2001.
10.10          Employment Agreement of Timothy P. Walbridge, dated December 1,
               2001.
10.11          Employment Agreement of Beth Sanders, dated December 1, 2001.
10.12          Amendment to Salary Continuation plan of Timothy P. Walbridge, dated December 1, 2001
10.13          Amendment to Salary Continuation plan of Richard Sanborn, dated
               December 1, 2001.
10.14          Redlands Centennial Bank Employee Stock Ownership Plan,dated
               February 1, 2000.
               Filed as exhibit to Form 10-QSB dated May 12, 2000
11             Statement Reference Computation of Per Share Earnings
21             Subsidiaries of Centennial First Financial Services

(B) REPORTS ON FORM 8-K

The Company filed a Form 8-K on November 13, 2001 concerning the appointment of Timothy P. Walbridge to Chief Executive Officer and the termination of Douglas
C. Spencer.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of March 2002.


                                /s/ Timothy P. Walbridge
                                ------------------------------------------------
                                Timothy P. Walbridge
                                President and CEO


                                /s/ Beth Sanders
                                ------------------------------------------------
                                Beth Sanders
                                Executive Vice President/Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 22nd day of March, 2002.


/s/ Patrick J. Meyer            /s/ Irving M. Feldkamp
-----------------------------   ------------------------------------------------
Patrick J. Meyer                Irving M. Feldkamp
Chairman of the Board           Director


/s/ Bruce J. Bartells           /s/ Larry Jacinto
-----------------------------   ------------------------------------------------
Bruce J. Bartells               Larry Jacinto
Director                        Director


/s/ Stanley C. Weisser          /s/ Ronald J. Jeffrey
-----------------------------   ------------------------------------------------
Stanley C. Weisser              Ronald J. Jeffrey
Director                        Director


/s/ Carole H. Beswick           /s/ William A. McCalmon
-----------------------------   ------------------------------------------------
Carole H. Beswick               William A. McCalmon
Director                        Director


/s/ James R. Appleton           /s/ Douglas F. Welebir
-----------------------------   ------------------------------------------------
James R. Appleton               Douglas F. Welebir
Director                        Director