Form 10QSB
period 2002-03-31
CENTENNIAL FIRST FINANCIAL SERVICES
filed 2002-05-14
CIK 1097081

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2002

Commission file number: 000-29105

CENTENNIAL FIRST FINANCIAL SERVICES
(Name of Small Business Issuer as specified in its charter)

California	91-1995265
(State of Incorporation)	(I.R.S. Employer Identification Number)

218 East State Street Redlands, California	92373
(Address of Principal Executive Offices)	(Zip Code)

(909) 798-3611
Issuer’s telephone number, including area code:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

The number of shares of Common Stock of the registrant outstanding as of April 19, 2002 was 1,144,649.

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

March 31, 2002 & December 31, 2001

	2002	2001
	(unaudited)
	(Dollar amounts in thousands)
ASSETS
Cash and due from banks	$14,542	$10,040
Federal funds sold	15,318	7,503

Total cash and cash equivalents	29,860	17,543
Interest-bearing deposits in financial institutions	4,272	5,954
Investment securities, available for sale	32,999	34,014
Federal Home Loan Bank stock	496	396
Loans, net	130,522	125,695
Accrued interest receivable	902	932
Premises and equipment, net	2,582	2,647
Goodwill	4,180	4,180
Cash surrender value of life insurance	3,263	3,213
Other assets	960	3,452

Total assets	$210,036	$198,026

LIABILITIES
Deposits:
Noninterest-bearing	$44,857	$41,413
Interest-bearing and NOW accounts	56,352	52,232
Savings	19,279	17,340
Time deposits $100,000 or greater	27,794	29,435
Other time deposits	31,985	33,908

Total deposits	180,267	174,328
Accrued interest payable	225	223
Long-term debt	3,600	3,500
Borrowings from Federal Home Loan Bank	8,000	—
Other liabilities	2,297	4,703

Total liabilities	194,389	182,754

STOCKHOLDERS’ EQUITY
Common stock, $4 stated value; authorized 10,000,000 shares, issued and outstanding 1,144,649 and 1,144,440 shares at March 31, 2002 and December 31, 2001, respectively	4,579	4,578
Additional paid-in capital	8,386	8,386
Retained earnings	2,622	2,196
Accumulated other comprehensive income (loss)	60	112

Total stockholders’ equity	15,647	15,272

Total liabilities and stockholders’ equity	$210,036	$198,026

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
Three Months Ended March 31, 2002 and 2001

	2002	2001
	(unaudited)	(unaudited)
	(Dollar amounts in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$2,842	$1,930
Deposits in financial institutions	60	73
Federal funds sold	33	95
Investments	409	133

Total interest income	3,344	2,231

Interest expense:
Demand and savings deposits	90	290
Time deposits $100,000 or greater	257	213
Other time deposits	262	133
Interest on borrowed funds	56	—

Total interest expense	665	636

Net interest income	2,679	1,595

Provision for loan losses	81	20

Net interest income after provision for loan losses	2,598	1,575

Other income:
Customer service fees	172	141
Gain from sale of loans	244	59
Gain (loss) from sale of investment securities	—	1
Other income	187	124

Total other income	603	325

Other expenses:
Salaries and wages	1,060	755
Employee benefits	322	136
Net occupancy expense	331	247
Other operating expense	837	491

Total other expenses	2,550	1,629

Income before provision for income taxes	651	271

Provision for income taxes	225	89

Net income	$426	$182

Basic earnings per share	$0.37	$0.26

Diluted earnings per share	$0.37	$0.25

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2002 and 2001

	Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(Dollar amounts in thousands)

BALANCE, DECEMBER 31, 2000	$2,769	$2,959	$1,184	$(42)	$6,870
Comprehensive income:
Net income	—	—	182	—	182
Change in net unrealized gain (loss) on investment securities available for sale, after tax effects	—	—	—	77	77

Total comprehensive income					259

Cash dividend	—	—	(35)	—	(35)

Exercise of stock options, including tax benefit	109	62	—	—	171

BALANCE, MARCH 31, 2001 (unaudited)	$2,878	$3,021	$1,331	$35	$7,265

BALANCE, DECEMBER 31, 2001	$4,578	$8,386	$2,196	$112	$15,272
Comprehensive income:
Net income	—	—	426	—	426
Change in net unrealized gain on investment securities available for sale, after tax effects	—	—	—	(52)	(52)

Total comprehensive income					374

Exercise of stock options	1	—	—	—	1

BALANCE, MARCH 31, 2002 (unaudited)	$4,579	$8,386	$2,622	$60	$15,647

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2002 and 2001

	2002	2001
	(unaudited)	(unaudited)
	(Dollar amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$426	$182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	141	102
Provision for loan losses	81	20
Gain from sale of loans	(244)	(59)
Amortization of deferred loan fees	(243)	(92)
Amortization of excess purchase value of deposits	(16)	—
Deferred income tax provision (benefit)	374	(216)
Amortization of premiums on investment securities available for sale	87	(33)
(Increase) decrease in cash surrender value of life insurance	(50)	9
Decrease (increase) in assets:
Accrued interest receivable	30	22
Other assets	2,134	(436)
Increase (decrease) in liabilities:
Accrued interest payable	2	69
Other liabilities	(2,406)	(259)

Net cash provided by (used in) operating activities	316	(691)

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits in financial institutions	1,682	(40)
Activity in available for sale securities:
Net sales, maturities and (purchases)	876	423
Purchases of Federal Home Loan Bank stock	(100)	—
Net increase in loans	(4,421)	(2,798)
Proceeds from sales of other real estate owned	—	14
Additions to bank premises and equipment	(76)	(502)

Net cash used in investing activities	(2,039)	(2,903)

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Three Months Ended March 31, 2002 and 2001

	2002	2001
	(unaudited)	(unaudited)
	(Dollar amounts in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand and savings deposits	$9,503	$7,213
Net (decrease) increase in time deposits	(3,564)	2,282
Cash dividends	—	(35)
Proceeds from Federal Home Loan Bank borrowing	8,000	—
Proceeds from issuance of long-term debt	100	—
Proceeds from exercise of stock options	1	171

Net cash provided by financing activities	14,040	9,631

Net increase (decrease) in cash and cash equivalents	12,317	6,037
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,543	15,709

CASH AND CASH EQUIVALENTS, END OF PERIOD	$29,860	$21,746

SUPPLEMENTARY INFORMATION
Interest paid	$663	$567

Income taxes paid	$—	$175

CENTENNIAL FIRST FINANCIAL SERVICES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

Note 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial information included herein has been prepared in conformity with the accounting principles and practices in Centennial First Financial Services Corporation’s (the “Company”) consolidated financial statements, Note 1, included in the Annual Report for the year ended December 31, 2001. The accompanying interim consolidated financial statements contained herein are unaudited. However, in the opinion of the Company, all adjustments, consisting of normal recurring items necessary for a fair presentation of the operating results for the periods shown, have been made. The results of operations for the three months ended March 31, 2002 may not be indicative of operating results for the year ending December 31, 2002. Certain prior year and prior quarter amounts have been reclassified to conform to current classifications. Cash and cash equivalents consist of cash, due from banks, and federal funds sold.

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

The weighted-average number of shares used in computing basic and diluted earnings per share is as follows:

	Earnings per share calculation For the three months ended March 31:
	2002			2001
	Net Income	Weighted Average Shares	Per share Amount	Net Income	Weighted Average Shares	Per share Amount
	(in thousands, except for per share amounts)
Basic earnings per share	$426	1,145	$0.37	$182	698	$0.26
Effect of dilutive shares:
assumed exercise of outstanding options		—	—		25	$0.01
Diluted earnings per share	$426	1,145	$0.37	$182	723	$0.25

Note 3.    OFF-BALANCE SHEET COMMITMENTS

In the normal course of business, there are various commitments outstanding, such as commitments to extend credit, which are not reflected in the financial statements. At March 31, 2002 and December 31, 2001, such commitments included approximately $86,000 and $394,000, respectively, of standby letters of credit and approximately $64,503,000 and $52,510,000, respectively, of undisbursed lines of credit and undisbursed loans in process. The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

ITEM 2.     Managements Discussion and Analysis of Financial Condition and Results of Operations

Centennial First Financial Services (the “Company”) is the holding company for Redlands Centennial Bank (“Redlands”) in Redlands, California, and Palomar Community Bank (“Palomar”) in Escondido, California. This discussion focuses primarily on the results of operations of the Company on a consolidated basis for the three months ended March 31, 2002, and the financial condition of the Company as of that date.

Management’s discussion and analysis is written to provide greater insight into the results of operations and the financial condition of the Company and its subsidiaries. For a more complete understanding of the Company and its operations, reference should be made to the financial statements included in this report and in the Company’s 2001 Annual Report on Form 10-KSB. Certain statements in this Report on Form 10-QSB constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions and competition in the geographic and business areas of San Bernardino, Los Angeles, Orange, and San Diego Counties in which the Company conducts operations, volatility of rate sensitive deposits, asset/liability matching risks, credit quality, and government regulations. Therefore, the matters set forth below should be carefully considered when evaluating the Company’s business prospects. For additional information concerning these factors, refer to the Company’s 10-KSB for the year ended December 31, 2001.

RESULTS OF OPERATIONS

The Company reported net income of $426,000 or $0.37 per basic share and $0.37 per diluted share for the first quarter of 2002. This compares to net income of $182,000, or $0.26 per basic share and $0.25 per diluted share for the same period in 2001. Consolidated financial statements as of and for the period ended March 31, 2001 only include income from Redlands. Consolidated financial statements as of and for the period ended March 31, 2002 include income from both Redlands and Palomar. The acquisition of Palomar, which was consummated on August 17, 2001, has contributed to the increase in net income for the first three months of 2002. The increase in the number of loans booked by the Company during the first quarter of 2002 has continued to positively impact the Company’s earnings.

Return on average assets and return on average equity for the first quarter of 2002 was 0.84% and 11.03% respectively, as compared to 0.73% and 10.14% respectively, for the same period in 2001. The increase in return on average assets and return on average equity is due to the Company having record quarterly earnings in the first quarter of 2002.

Net Interest Income/Net Interest Margin

The principal component of the Company’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments, and the interest paid on deposits and borrowed funds. When net interest income is expressed as a percentage of average earning assets, the result is the net interest margin. The net interest spread is the yield on average earning assets minus the average cost of interest-bearing deposits and borrowed funds. The Company’s net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the economy, in general, and the local economies in which the Company conducts business.

For the three months ended March 31, 2002, net interest income before the provision for loan losses was $2.7 million. This represented an increase of $1.1 million, or 68.8%, over net interest income of $1.6 million for the three months ended March 31, 2001. The increase in net interest income for the first three months of 2002 compared to 2001 was primarily the result of the acquisition of Palomar Community Bank, as well as an increase in the number of loans made in the first quarter of 2002. Total interest earning assets averaged $175.3 million for the first three months of 2002. This represented an increase of $90.7 million, or 107.2%, compared to total interest earning assets of $84.6 million for the first three months of 2001.

The net interest margin measures net interest income as a percentage of average earning assets. The net interest margin can be affected by changes in the yield on earning assets and the cost of interest-bearing liabilities, as well as changes in the level of interest-bearing liabilities in proportion to earning assets. The net interest margin can also be affected by changes in the mix of earning assets as well as the mix of interest-bearing liabilities. The Company’s net interest margin was 6.12% for the first three months ended March 31, 2002, compared to 7.54% for the same period of 2001. Lower yields on average earning assets, especially for variable rate loans, as well as a change in the mix of earning assets was another contributor to the decrease in the net interest margin. The Company’s Prime rate was 8.50% during the first quarter of 2001, compared to 4.75% for the first quarter of 2002. Average loans as a percentage of net average earning assets for the first three months of 2002 decreased from 74.5% to 72.9% compared to the same period last year, while investments as a percentage of total average earning assets increased to 19.6% at March 31, 2002 from 11.4% at March 31, 2001. Loans typically generate higher yields than investments.

The yield on average interest earning assets decreased in the first quarter of 2002 to 7.64% from 10.55% in the first quarter of 2001. The decrease in the yield on average earning assets resulted from a market in which lower interest rates prevailed in the first 3 months of 2002 compared to 2001. The yield on average interest earning assets also decreased because Palomar’s loans for the most part have lower yields than Redlands’ loans. The combination of Redlands’ and Palomar’s loans in the first quarter of 2002, compared to having only loans from Redlands in the first quarter of 2001, caused a decrease in the yield of average loans. Decrease in yields on average loans had the biggest effect on the decrease in the yield from average interest earning assets. The yield on average loans decreased to 8.88% for the three months ended March 31, 2002, as compared to 12.26% for the first three months of 2001.

The cost of average interest-bearing liabilities, including deposits and borrowed funds, decreased to 1.48% for the three months ended March 31, 2002, compared to a cost of 2.80% for the first three months of 2001. The decrease is a result of a lower interest rate environment in the first quarter of 2002 compared to the first quarter of 2001. The cost of average interest-bearing deposits was 1.88% for the first three months of 2002 as compared to 3.84% for the first three months of 2001. The cost of borrowed funds was 5.16% for the three months ended March 31, 2002. There were no borrowed funds in the three months ended March 31, 2001. The Company will continue to show interest expense as a result of funds borrowed in order to complete the acquisition of Palomar Community Bank in August 2001.

The Company reported total interest income of $3.3 million for the three months ended March 31, 2002, which represented an increase of $1.1 million, or 50.0%, over total interest income of $2.2 million for the three months ended March 31, 2001. Interest expense totaled $665 thousand for the three months ended March 31, 2002, which represented an increase of $29 thousand, or 4.6%, over total interest expense of $636 thousand for the three months ended March 31, 2001, and is principally the result of interest expense from long-term borrowings in the first quarter of 2002. The Company had no such borrowings in the first quarter of 2001.

The following table sets forth average assets, liabilities, and shareholders equity; the amount of interest income of interest expense; and the average yield or rate for each category of interest-bearing assets and interest bearing liabilities and the net interest margin (net interest income divided by average earning assets) for the periods indicated.

	Quarter ended March 31,
	2002			2001
	Average Balance	Interest Earned/Paid	Average Interest Rate	Average Balance	Interest Earned/Paid	Average Interest Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS:
Federal funds sold	$7,657	$33	1.72%	$7,165	$95	5.30%
Interest-bearing deposits in financial institutions	5,331	60	4.52%	4,794	73	6.09%
Investment securities:
Taxable	30,303	360	4.76%	5,947	93	6.26%
Non-taxable	4,103	49	4.76%	3,676	40	4.35%

Total investments	47,394	502	4.24%	21,582	301	5.58%
Loans	127,935	2,842	8.88%	62,986	1,930	12.26%

Total average interest—earning assets	$175,329	$3,344	7.64%	$84,568	$2,231	10.55%

INTEREST-BEARING LIABILITIES:
Demand deposits	$49,411	—	—	$24,528	—	—
Interest-bearing demand deposits	13,457	$7	0.20%	8,825	$26	1.18%
Money market deposits	34,859	61	0.68%	25,627	218.40%
Savings deposits	17,979	22	0.48%	7,751	45	2.32%
Time deposits of $100,000 or more	29,133	257	3.52%	14,443	218	6.04%
Time deposits under $100,000	32,932	262	3.20%	9,595	129	5.38%

Total average interest- bearing liabilities	$128,360	$609	1.88%	$66,241	$636	3.84%

Other borrowings	4,341	56	5.16%	—	—	—

Total average deposits and other borrowings	$182,112	$665	1.48%	$90,769	$636	2.80%

Average rate excluding demand deposits			2.00%			3.84%
Net interest income		$2,679			$1,595

Net interest margin			6.12%			7.54%

The following table presents a rate and volume analysis for changes in interest income, interest expense, and net interest income.

	Quarter Ended March 31, 2002 Compared to Quarter Ended March 31, 2001 Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
INCREASE (DECREASE) IN INTEREST INCOME
Federal funds sold	$26	$(88)	$(62)
Interest-bearing deposits in financial institutions	33	(46)	(13)
Investment securities:
Taxable	1,520	(1,253)	267
Non-Taxable	19	(10)	9
Loans	7,950	(7,038)	912

Total	$9,548	$(8,435)	$1,113

INCREASE (DECREASE) IN INTEREST EXPENSE
Interest bearing demand deposits	$54	$(73)	$(19)
Money market deposits	314	(471)	(157)
Savings deposits	237	(260)	(23)
Time deposits of $100,000 or more	887	(848)	39
Time deposits under $100,000	1,251	(1,118)	133
Other borrowers	—	56	56

Total	$2,743	$(2,714)	$29

TOTAL CHANGE IN NET INTEREST INCOME	$6,805	$(5,721)	$1,084

PROVISION FOR LOAN LOSSES

Due to the credit risk inherent in the business of making loans, Centennial First sets aside an allowance, or reserve for loan losses through charges to earnings. The charges are shown in the income statements as provision for loan losses, and specifically identifiable and quantifiable losses are immediately charged off against current period earnings to achieve an allowance for loan losses that in Management’s judgment is considered adequate to absorb losses inherent in the loan portfolio after net charge-offs have been deducted. The amount of the allowance is based on management’s regular review of the loan portfolio and consideration of such factors as historical loss experience, general prevailing economic conditions, changes in the size and composition of the loan portfolio and specific borrower considerations, including repayment ability and the estimated value of the underlying collateral.

For the quarter ended March 31, 2002, the provision for loan losses increased by 305% or $61,000 to $81,000, compared to $20,000 in the prior year’s same quarter. The increase in 2002 is primarily the result of the growth in the size of the Company’s loan portfolio, which was due primarily to the acquisition of Palomar, as well as continued strong demand for loans. The procedures for monitoring the adequacy for the allowance for loan losses, as well as detailed information concerning the allowance itself, are included below under “Allowance for loan losses.”

The following table summarizes the changes in the reserve for loan losses for the periods shown:

	Three months ended March 31,
	2002	2001
	(Dollars in thousands)
Allowance for loan losses balance, beginning of period	$ 1,460	$ 868
Loans charged off:
Real estate	—	—
Commercial	—	—
Consumer	8	23
Lease financing	—	—
Credit card and related accounts	1	1

Total loans charged off	9	24
Recoveries
Real estate	—	—
Commercial	2	—
Consumer	4	1
Credit card and related accounts	—	—

Total recoveries	6	1
Net (charge-offs) recoveries	(3)	(23)

Provision charged to operations	81	20

Allowance for loan losses balance, end of period	$ 1,538	$ 865

Loans outstanding at end of period, net of unearned interest income	$132,060	$62,565
Average loans outstanding for the period	$121,881	$62,986
Ratio of net loans charged off (recovered) to average loans outstanding	.00%	.04%
Ratio of allowance for loan losses to loans at end of period	1.16%	1.38%

The following table summarizes the allocation of the allowance for loan losses:

	March 31, 2002		December 31, 2001
	Allowance for Loan Losses	Ratio of Loan Category to Outstanding Total Loans	Allowance for Loan Losses	Ratio of Loan Category to Outstanding Total Loans
	(Dollars in thousands)
Real estate-construction	$239	31%	$200	30%
Real estate-mortgage	361	38%	430	39%
Commercial loans	693	24%	571	24%
Automobile	57	2%	69	2%
Indirect	0	0%	0	0%
Equity loans	21	3%	25	3%
Consumer & other	35	2%	45	2%
Not allocated	132		120

Total allowance for loan loss	$1,538	100%	$1,460	100%

Total loans	$132,060		$127,155

NON-INTEREST INCOME

Non-interest income includes revenues earned from sources other than interest income. These sources include: service charges and fees on deposit accounts, gains from sales of loans, other fee oriented products and services, gain or loss on sale of securities or other real estate owned, increases in the cash surrender value of life insurance, and other miscellaneous sources of income.

Other operating income totaled $603,000 for the three months ended March 31, 2002. This represented an increase of $278,000, or 85.5%, from other operating income of $325,000 for the three months ended March 31, 2001. The increase was primarily the result of increases in the amount of customer service fees collected, and an increase in the volume of loans sold.

The following table sets forth components of Centennial First’s non-interest income for the periods indicated and expresses the amounts as a percentage of average assets:

	Three months ended March 31,
	2002	2001
	Amount	Amount
	(Dollars in thousands)
NON-INTEREST INCOME:
Customer service fees	$172	$141
Gain from sale of loans	244	59
Gain (loss) from sale of Investment securities	—	1
Loan servicing fees	80	42
Other income	107	83

Total other income	$603	$325

	Three months ended March 31,
	2002	2001
	Amount	Amount
AS PERCENT OF AVERAGE ASSETS (ANNUALIZED):
Customer service fees	0.34%	0.72%
Gain from sale of loans	0.49%	0.30%
Gain (loss) from sale of Investment securities	—	0.00%
Loan servicing fees	0.16%	0.21%
Other income	0.21%	0.42%

	1.20%	1.65%

NON-INTEREST EXPENSE

Non-interest expenses for the Company includes expenses for salaries and benefits, occupancy, equipment, professional services, promotion and other expenses (data processing, stationary and supplies, deposit insurance, promotional, other real estate owned, and misc. expenses). Other operating expenses totaled $2,550,000 for the three months ended March 31, 2002. This represented an increase of $921,000, or 56.5%, over other operating expenses of $1,629,000 for the three months ended March 31, 2001. The increase in non-interest expense is due to the acquisition of Palomar Community Bank, as well as increases in professional fees and salaries, wages and employee benefits.

The following table sets forth components of Centennial First’s non-interest expense for the periods indicated and expresses the amounts as a percentage of average assets:

	Three months ended March 31,
	2002	2001
	Amount	Amount
	(Dollars in thousands)
OTHER EXPENSES:
Salaries, wages, and employee benefits	$1,382	$891
Net occupancy expense	331	247
Marketing	45	29
Data processing fees	137	71
Professional fees	337	112
Postage, telephone, supplies	126	107
Directors fees	40	30
Other operating expense	152	142

Total other expenses	$2,550	$1,629

	Three months ended March 31,
	2002	2001
	Amount	Amount
AS PERCENT OF AVERAGE ASSETS (ANNUALIZED):
Salaries, wages, and employee benefits	2.75%	4.53%
Net occupancy expense	0.66%	1.26%
Marketing	0.09%	0.15%
Data processing fees	0.27%	0.36%
Professional fees	0.67%	0.57%
Postage, telephone, supplies	0.25%	0.55%
Directors fees	0.08%	0.15%
Other operating expense	0.30%	0.72%

Total other expenses	5.07%	8.29%

FINANCIAL CONDITION

GENERAL

The Company’s total assets reached a record level of $210 million at March 31, 2002, an increase of 6.0% or $12 million, compared to total assets of $198 million at December 31, 2001. Total deposits at March 31, 2002 reached a record level of $180.3 million, an increase of 3.4% or $6 million over total deposits at December 31, 2001. Total loans, net of the allowance for loan losses and unearned income increased 3.8%, or $4.8 million to a total of $130.5 million. Strong loan demand in the market areas of Redlands and Palomar contributed to the increase in total assets and total loans.

LOANS

The Company’s total loans at March 31, 2002 were $132.5 million, representing a 3.8% increase over total loans at December 31, 2001 of $127.6 million. The Company’s lending focus is on commercial, real estate, and construction loans. These types of loans make up 93% of the total loan portfolio. The performance and future repayment of construction and real estate loans is dependent on a number of regional economic factors, including real estate prices. The future repayment of commercial loans is generally dependent on future cash flows from business operations.

The remaining types of loans consist of auto loans, equity loans, indirect loans, and other types of consumer loans. These types of loans make up the remaining 7% of the total loan portfolio.

The following table shows the amounts of total loans outstanding by category as of the dates indicated:

	March 31, 2002		December 31, 2001
	Amount	%	Amount	%
	(Dollars in thousands)
Real estate loans
Construction and development	$42,843	31%	$37,950	30%
Mortgage loans	49,774	38%	49,127	39%
Commercial loans	31,298	24%	30,581	24%
Automobile loans	2,062	2%	2,362	2%
Indirect loans	465	0%	583	0%
Equity loans	3,966	3%	4,759	3%
Consumer and other loans	2,109	2%	2,198	2%
Total loans	132,517	100%	127,560	100%
Less unearned income	(457)		(405)
Less allowance for loans losses	(1,538)		(1,460)

Net loans	$130,522		$125,695

Non-performing assets

Centennial First’s policy is to recognize interest income on an accrual basis unless the full collectibles of principal and interest is uncertain. Loans that are delinquent 90 days or more, unless well secured and in the process of collection, are placed on nonaccrual status on a cash basis and previously accrued, but uncollected interest, is reversed against income. Thereafter, income is recognized only as it is collected. Collectibility is determined by considering the borrower’s financial condition, cash flow, quality of management, the existence of collateral or guarantees, and the state of the local economy.

Nonperforming assets include loans for which interest is no longer accruing, loans 90 or more days past due, impaired loans and other real estate owned. As a result of Centennial First’s continued adherence to strict loan standards and policies, nonperforming assets at March 31, 2002 were $238,000 compared to $241,000 at December 31, 2001, representing .18% and .19% of gross loans at March 31, 2002 and December 31, 2001.

The following table provides information with respect to all nonperforming assets as of March 31, 2002 and December 31, 2001:

	March 31 2002	December 31 2001
	(Dollars in thousands)
Loans on nonaccrual status	$238	$241
Loans past due greater than 90 days	—	—

Total nonperforming assets	$238	$241

Allowance for loan losses	$1,538	$1,460
Ratio of total nonperforming assets(1) to total loans	.18%	.19%
Ratio of allowance for loan losses to total nonperforming assets	646.21%	605.09%
Ratio of non-performing loans to total loans	.18%	.19%

(1)	Consists entirely of nonperforming loans. The Company had no OREO as of March 31, 2002 or December 31, 2001.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses totaled $1,538,000 at March 31, 2002, compared to $1,460,000 at December 31, 2001. The procedures for monitoring the adequacy of the allowance, as well as detailed information concerning the allowance itself, are included below. The increase in the allowance in the three months ended March 31, 2002 is due to $9,000 of loans charged off, $6,000 of recoveries, and $81,000 charged to operations. (See “Provision for Loan Losses”)

The allowance for loan losses is increased by the provision for loan losses and decreased by charge-offs, less recoveries. The adequacy of the allowance for loan losses is measured in the context of several key ratios and factors including: (1) the ratio of the allowance to total outstanding loans; (2) the ratio of total nonperforming loans to total loans; and, (3) the ratio of net charge-offs (recoveries) to average loans outstanding. Additional factors considered in establishing an appropriate allowance include a careful assessment of the financial condition of the borrower; a realistic determination of the value and adequacy of underlying collateral; the condition of the local economy and the condition of the specific industry of the borrower; comprehensive analysis of the levels and trends of loan categories; and a review of delinquent and classified loans. Management’s evaluation is based on a system whereby each loan is “graded” at the time of origination, extension or renewal. Each grade is assessed a risk factor, which is calculated to assess the adequacy of the allowance for loan losses. Further, management considers other factors including changes in the nature and volume of the loan portfolio, overall portfolio quality, loan concentrations, trends in the level of delinquent and classified loans, specific problem loans and commitments, and current and anticipated economic conditions. Management and the Board of Directors review the allowance for loan losses monthly. While the Board of Directors believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in material adjustments, and net earnings could be significantly adversely affected, if circumstances differ substantially from the assumptions used in making the final determination.

The allowance for loan losses as a percentage of total loans outstanding as of March 31, 2002 was 1.16%, as compared to 1.38% as of March 31, 2001. Net loan charge-offs during the first quarter of 2002 approximated $3,000, which is a negligible amount of average total loans, compared to $23,000 or 0.04% during the same period in 2001. The Company maintains the allowance for loan losses at a level management feel is adequate to absorb losses inherent in the loan portfolio. The evaluation is based upon a continuous review of the Company’s and the banking industry’s historical loan loss experience, known and inherent risks contained in the loan portfolio, composition and growth of the loan portfolio, current and projected economic conditions and other factors. However, no assurance can be given that changes in the current economic environment in the Company’s market areas or other circumstances will not result in increased losses in the loan portfolio in the future.

INVESTMENTS

Centennial First’s investment portfolio provides income to Centennial First and also serves as a source of liquidity. Total yield, maturity and risk are among the factors considered in building the investment portfolio. Pursuant to FASB 115, securities must be classified as “held to maturity,” “available for sale,” or “trading securities.” Those securities held in the “available for sale” category must be carried on Centennial First’s books at fair market value. At March 31, 2002 and December 31, 2001, 100% of the investment securities owned by the Company were classified as “Available for Sale.” At March 31, 2002, Centennial First’s investment portfolio at fair value consisted of $27.6 million in mortgage-backed securities, $4.5 million in municipal bonds, $583,000 of marketable equity securities, and $261,000 in U.S. Treasury obligations compared to $28.7 million, $4.5 million, $487,000, and $264,000, respectively at December 31, 2001. The slight decrease in the Company’s investment portfolio is due to maturities, early payoffs for some of the Mortgage-backed securities, and funds reinvested in loans.

The Company also has cash invested in interest-bearing deposits and short-term time certificates at other financial institutions totaling $4.3 million at March 31, 2002 versus $5.9 million at December 31, 2001. Overnight federal funds sold totaled $15.3 million at March 31, 2002, versus $7.5 million at December 31, 2001.

The following table is a comparison of amortized cost and fair value of investment securities at March 31, 2002 and December 31, 2001:

	March 31, 2002
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in thousands)
AVAILABLE-FOR-SALE:
Mortgage-backed securities	$27,417	$277	$90	$27,604
Obligations of States and Local Governments	4,620	2	71	4,551
Marketable Equity Securities	573	10	—	583
U.S. Treasury Obligations	259	2	—	261

	$32,869	$291	$161	$32,999

	December 31, 2001
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
AVAILABLE-FOR-SALE:
Mortgage-backed securities	$28,436	$271	$—	$28,707
Obligations of States and Local Governments	4,624	3	71	4,556
Marketable Equity Securities	487	—	—	487
U.S. Treasury Obligations	260	4	—	264

	$33,807	$278	$71	$34,014

DEPOSITS

Total deposits increased $6.0 million, or 3.4%, to a record level of $180.3 million at March 31, 2002 from $174.3 million at December 31, 2001. Noninterest-bearing demand deposits at March 31, 2002, were $44.8 million, an increase of $3.4 million, or 8.2% from the amount at December 31, 2001 of $41.4 million. Interest bearing and NOW accounts increased 8.0%, or $4.2 million to $56.4 million at March 31, 2002 from $52.2 million at December 31, 2001. Savings and time deposits decreased 2.0%, or $1.6 million to $79.1 million at March 31, 2002 from $80.7 million at December 31, 2001. The increase in deposits in the first quarter of 2001 is due to growth in our customer base.

Due mainly to lowered interest rates in 2001, the average rate paid on time deposits was significantly lowered in the first quarter of 2002 with the average rate paid on time deposits of $100,000 or more lowered from 4.94% for the year ended December 31, 2001 to 3.52% for the quarter ended March 31, 2002, and the average rate on time deposits under $100,000 lowered from 4.11% for the year ended December 31, 2001 to 3.20% for the quarter ended March 31, 2002.

The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated:

	Three Months Ended March 31, 2002		Year Ended December 31, 2001
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
INTEREST-BEARING LIABILITIES:
Demand deposits	$49,411	—	$36,050	—

Interest-bearing demand deposits	13,457	0.20%	17,455	0.45%
Money market deposits	34,859	0.68%	37,429	2.00%
Savings deposits	17,979	0.48%	14,554	1.41%
Time deposits of $100,000 or more	29,133	3.52%	25,211	4.94%
Time deposits under $100,000	32,932	3.20%	36,489	4.11%

Total interest-bearing deposits	128,360	1.88%	$131,138	2.11%

	$177,771	0.34%	$167,188	1.56%

The following table sets forth, by time remaining to maturity, all time certificates of deposit accounts outstanding in amounts of $100,000 or more at March 31, 2002 and December 31, 2001:

	As of March 31, 2002	As of December 31, 2001

	(Dollars in thousands)

Three months or less	$12,152	$14,035
Over three through twelve months	15,339	14,374
Over one year to three years	200	924
Over three years	103	102

Total	$27,794	$29,435

LIQUIDITY

Liquidity is the Company’s ability to absorb fluctuations in deposits while simultaneously providing for the credit needs of its borrowers. The Company has adopted policies to maintain a relatively liquid position to enable it to respond to changes in the financial environment and ensure sufficient funds are available to meet those needs. Generally, the Company’s major sources of liquidity are customer deposits, sales and maturities of investment securities, proceeds from the sale of loans, the use of federal funds markets, borrowings from the Federal Home Loan Bank (FHLB), and net cash provided by operating activities. Scheduled loan payments are a relatively stable source of funds, while deposit inflows and unscheduled loan repayments are not a stable source of liquidity. The Company holds overnight federal funds as a cushion for temporary liquidity needs. During the three months ended March 31, 2002, federal funds sold averaged $7.7 million, or 3.8% of total average assets compared to $7.2 million or 7.2% of total average assets at March 31, 2001. Redlands and Palomar also maintain borrowing arrangements with several correspondent banks.

The following table sets forth certain information with respect to Centennial First’s liquidity as of March 31, 2002 and December 31, 2001.

	As of March 31, 2002	As of December 31, 2001
	(Dollars in thousands)

Cash and due from banks	$14,522	$10,040
Federal funds sold	15,318	7,503
Interest earning deposits	4,272	5,954
Unpledged securities	25,984	31,377

Total liquid assets	$60,096	$54,874

Liquidity ratios(1)
Liquid assets
Ending assets	28.61%	27.71%
Ending deposits(2)	33.34%	31.95%

(1)	Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits and market value of available-for-sale securities less book value of pledged securities.
(2)	Less pledged public deposits.

ASSET/LIABILITY MANAGEMENT

The purpose of asset/liability management is to provide stable net interest income growth by protecting Redlands’ and Palomar’s earnings from undue interest rate risk. Redlands and Palomar expect to generate earnings from increasing loan volume, appropriate loan pricing and expense control, and not from trying to accurately forecast interest rates. Another important function of asset/liability management is managing the risk/return relationship between interest rate risk, liquidity, market risk and capital adequacy. Redlands and Palomar give priority to liquidity concerns followed by capital adequacy, then interest rate risk and market risk in the investment portfolio. Redlands and Palomar hold to the policy of controlling the exposure of earnings to changing interest rates by generally maintaining a position within a narrow range around an “earnings neutral position.” An earnings neutral position is defined as the mix of assets and liabilities that generate a net interest margin that is not affected by interest rate changes. However, Management does not believe that the Banks can maintain a totally earnings neutral position. Further, the actual timing of repricing of assets and liabilities does not always correspond to the timing assumed by the Banks for analytical purposes. Therefore, changes in market rates can generally impact Redlands’ and Palomar’s net interest income and net interest margin for long or short periods of time.

The Company monitors its interest rate risk on a monthly basis through the use of a model, which calculates the effect on earnings of changes in the prevailing market interest rate. The model converts a prevailing market interest rate change into rate changes for each major class of asset and liability, then simulates the net interest margin based on actual repricing over a one year period, assuming that maturities are reinvested in instruments identical to those maturing during the period.

“INTEREST RATE RISK”.    The table below shows the potential change in NIM (before taxes) if rates changed as of March 31, 2002. NIM is the “net interest margin” which is the spread or difference between interest-earning assets and interest-paying liabilities. Centennial First’s NIM tends to increase if rates rise, and tends to decline if rates fall. The cause of this exposure is due to Centennial First’s concentration of short-term and rate sensitive loans as of March 31, 2002.

“ECONOMIC RISK”.    Centennial First establishes earnings risk limits for flat rates, up/down 100 basis points, and up/down 200 basis points. Centennial First has determined that under these scenarios, the resultant “economic value of equity” or “EVE” should be no higher than 20% and no lower than 7%. The Company measures the potential change in the net present value of its net existing assets and liabilities if rates change (the “EVE”). The table below also shows the EVE. The EVE is determined by valuing Centennial First’s assets and liabilities as of March 31, 2002, using a present value cash flow calculation as if Centennial First is liquidated. The EVE increases when rates increase because there are more variable rate assets than variable rate liabilities.

As of March 31, 2002, the Company was within an acceptable range of changes in the net interest margin, set by its own internal policies.

CAPITAL ADEQUACY GUIDELINES

The Federal Reserve Board and the FDIC have established similar guidelines to implement risk-based capital requirements. Falling below minimum established levels may limit the bank holding company, bank or savings bank from certain activities. Failure to satisfy applicable guidelines may also subject a banking institution to a variety of enforcement actions by federal regulatory authorities.

The Company and its subsidiaries are required to maintain the following minimum ratios: Total risk based capital ratio of at least 8%, Tier 1 Risk-based capital ratio of at least 4%, and a leverage ratio of at least 4%. Total capital is classified into two components: Tier 1 (common shareholders equity, qualifying perpetual preferred stock to certain limits, trust preferred securities, and minority interests in equity accounts of consolidated subsidiaries, less intangibles) and Tier 2 (supplementary capital including allowance for possible credit losses, certain preferred stock, eligible subordinated debt, and other qualifying instruments). Under the established guidelines, the Company has attained the highest level of capitalization, characterized as “Well Capitalized.” It is the intent of the Company to continue to maintain “Well Capitalized” risk-based capital ratios.

The following table illustrates the capital and prompt corrective action guidelines applicable to Redlands Centennial Bank and Palomar Community Bank, as well as their total risk-based capital ratios, Tier 1 capital ratios and leverage ratios as of March 31, 2002:

	At December 31, 2001
	Centennial First Financial Services	Redlands Centennial Bank	Palomar Community Bank	Minimum Necessary to be Well Capitalized	Minimum Necessary to be Adequately Capitalized
Total risk-based capital ratio	11.25%	11.07%	14.10%	10.0%	8.0%
Tier 1 risk-based capital ratio	8.50%	9.82%	12.85%	6.0%	4.0%
Leverage ratio	5.76%	6.60%	8.83%	5.0%	4.0%

PART II—OTHER INFORMATION

ITEM 1.     Legal Proceedings

The response to this item required by Item 103 of regulation S-B incorporates by reference the information under the caption “LEGAL PROCEEDINGS” on page 22 of the Company’s form 10-KSB filed on March 29, 2002.

ITEM 2.     Changes in Securities and Use of Proceeds

None.

ITEM 3.     Defaults Upon Senior Securities

None.

ITEM 4.     Submission of Matters to a Vote of Security Holders

None.

ITEM 5.     Other Information

The response to this item incorporates by reference the information under the caption “Recent developments” on page 4 of the Company’s form 10-KSB filed on March 29, 2002.

ITEM 6.     Exhibits and Reports on Form 8-k

(A)    EXHIBITS

Item	Description
1.	Plan of Reorganization and Agreement of Merger Dated December 1, 1999. Filed as exhibit to Form S-4 dated October 20, 1999.
3.1	Articles of Incorporation. Filed as exhibit to Form S-4 dated October 20, 1999.
3.2	Bylaws. Filed as exhibit to Form S-4 dated October 20, 1999.
10.1	Plan document for the Redlands Centennial Bank Employee Stock Ownership Plan. Filed as exhibit to Form S-4 date October 20, 1999.
10.2	Redlands Centennial Bank 1990 Stock Option Plan and Addendums. Filed as exhibit to Form S-4 dated October 20, 1999.
10.3	Brea Branch Lease, dated September 20, 2000. Filed as exhibit to Form SB-2 dated March 21, 2001.
10.4	Form of Indemnification Agreement. Filed as exhibit to Form SB-2 dated March 21, 2001.
10.5	Stock Purchase Agreement for Palomar Community Bank. Dated December 1, 2000 Filed as exhibit to Form SB-2 dated March 21, 2001.
10.6	Employment Agreement of Richard Sanborn, dated December 1, 2000. Filed as exhibit to Form 10-KSB dated March 29, 2002.
10.7	Salary Continuation plan of Timothy P. Walbridge, dated August 1, 2001. Filed as exhibit to Form 10-KSB dated March 29, 2002.
10.8	Salary Continuation plan for Beth Sanders, dated October 1, 2001. Filed as exhibit to Form 10-KSB dated March 29, 2002.
10.9	Salary Continuation plan of Richard Sanborn, dated October 1, 2001. Filed as exhibit to Form 10-KSB dated March 29, 2002.
10.10	Employment Agreement of Timothy P. Walbridge, dated December 1, 2001. Filed as exhibit to Form 10-KSB dated March 29, 2002.
10.11	Employment Agreement of Beth Sanders, dated December 1, 2001. Filed as exhibit to Form 10-KSB dated March 29, 2002.
10.12	Amendment to Salary Continuation plan of Timothy P. Walbridge, dated December 1, 2001. Filed as exhibit to Form 10-KSB dated March 29, 2002.
10.13	Amendment to Salary Continuation plan of Richard Sanborn, dated December 1, 2001. Filed as exhibit to Form 10-KSB dated March 29, 2002.
10.14	Redlands Centennial Bank Employee Stock Ownership Plan, dated February 1, 2000.
Filed as exhibit to Form 10-QSB dated May 12, 2000.
10.15	Centennial First Financial Services Stock Option Plan, dated September 21, 2001.
Filed as exhibit to Definitive Proxy Statement (Schedule 14A), dated April 3, 2002.
10.16	Palomar Community Bank lease, dated April 15, 1987.

(B)    REPORTS ON FORM 8-K

The Company filed no reports on form 8-K during the first quarter of 2002.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTENNIAL FIRST FINANCIAL SERVICES (REGISTRANT)

By:	/s/ BETH SANDERS
Beth Sanders Chief Financial Officer (Principal Accounting Officer, and officer authorized to sign on behalf of the registrant)

Date May 13, 2002