Form 10QSB
period 2002-06-30
CENTENNIAL FIRST FINANCIAL SERVICES
filed 2002-08-12
CIK 1097081

UNITED STATES SECURITES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934
 For the quarterly period ended June 30, 2002

Commission file number: 000-29105

CENTENNIAL FIRST FINANCIAL SERVICES
(Name of Small Business Issuer as specified in its charter)

California	91-1995265
(State of Incorporation)	(I.R.S. Employer Identification Number)

218 East State Street Redlands, California	92373 (Zip Code)
(Address of Principal Executive Offices)

Issuer’s telephone number, including area code:  (909) 798-3611

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No  ☐

The number of shares of Common Stock of the registrant outstanding as of July 25, 2002 was 1,202,119

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION
June 30, 2002 & December 31, 2001

Dollar amounts in thousands	2002	2001
	(unaudited)
ASSETS
Cash and due from banks	$13,568	$10,040
Federal funds sold	3,385	7,503

Total cash and cash equivalents	16,953	17,543
Interest-bearing deposits in financial institutions	4,265	5,954
Investment securities, available for sale	30,713	34,014
Federal Home Loan Bank stock	501	396
Loans, net	138,085	125,695
Accrued interest receivable	928	932
Premises and equipment, net	2,596	2,647
Goodwill	4,180	4,180
Cash surrender value of life insurance	3,307	3,213
Other assets	651	3,452

Total assets	$202,179	$198,026

LIABILITIES
Deposits:
Noninterest-bearing	$48,565	$41,413
Interest-bearing and NOW accounts	51,022	52,232
Savings	19,989	17,340
Time deposits $100,000 or greater	30,122	29,435
Other time deposits	30,366	33,908

Total deposits	180,064	174,328
Accrued interest payable	134	223
Long-term debt	3,750	3,500
Other liabilities	1,966	4,703

Total liabilities	185,914	182,754

STOCKHOLDERS’ EQUITY
Common stock, $4 stated value; authorized 10,000,000 shares, issued and outstanding 1,202,119 and 1,144,440 shares at June 30, 2002 and December 31, 2001, respectively	4,808	4,578
Additional paid-in capital	9,100	8,386
Retained earnings	2,045	2,196
Accumulated other comprehensive income (loss)	312	112

Total stockholders’ equity	16,265	15,272

Total liabilities and stockholders’ equity	$202,179	$198,026

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS
Three and Six Months Ended June 30, 2002 and 2001

	Three months ended June 30,		Six Months Ended June 30,
Dollar amounts in thousands, except per share amounts	2002 (unaudited)	2001 (unaudited)	2002 (unaudited)	2001 (unaudited)
Interest income:
Interest and fees on loans	$3,207	$1,923	$6,049	$3,853
Deposits in financial institutions	45	61	105	134
Federal funds sold	51	89	84	184
Investments	390	144	799	277

Total interest income	3,693	2,217	7,037	4,448

Interest expense:
Demand and savings deposits	102	203	192	492
Time deposits $100,000 or greater	232	225	489	448
Other time deposits	160	127	422	251
Interest on borrowed funds	94	—	150	—

Total interest expense	588	555	1,253	1,191

Net interest income	3,105	1,662	5,784	3,257
Provision for loan losses	80	30	161	50

Net interest income after provision for loan losses	3,025	1,632	5,623	3,207

Other income:
Customer service fees	183	145	355	286
Gain from sale of loans	95	140	339	199
Gain (loss from sale of investment securities)	—	—	—	1
Other income	279	159	466	283

Total other income	557	444	1,160	769

Other expenses:
Salaries and wages	1,128	838	2,188	1,593
Employee benefits	261	121	583	257
Net occupancy expense	352	235	683	482
Other operating expense	1,346	522	2,183	1,013

Total other expenses	3,087	1,716	5,637	3,345

Income before provision for income taxes	495	360	1,146	631
Provision for income taxes	128	124	353	213

Net income	$367	$236	$793	$418

Basic earnings per share	$0.31	$0.31	$0.66	$0.55

Diluted earnings per share	$0.30	$0.30	$0.66	$0.53

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2002 and 2001

Dollar amounts in thousands	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

BALANCE, DECEMBER 31, 2000	$2,769	$2,959	$1,184	$(42)	$6,870
Comprehensive income:
Net income	—	—	418	—	418
Change in net unrealized gain (loss) on investment securities available for sale, after tax effects	—	—	—	77	77

Total comprehensive income					495

Cash dividend	—	—	(35)	—	(35)
Exercise of stock options, including tax benefit	109	62	—	—	171

BALANCE, JUNE 30, 2001 (unaudited)	$2,878	$3,021	$1,567	$35	$7,501

BALANCE, DECEMBER 31, 2001	$4,578	$8,386	$2,194	$112	$15,270
Comprehensive income:
Net income	—	—	793	—	793
Change in net unrealized gain on investment securities available for sale, after tax effects	—	—	—	200	200

Total comprehensive income					993

Stock dividend	228	714	(942)	—	—
Cash paid in lieu of Fractional shares	(3)	—	—	—	(3)
Exercise of stock options	5	—	—	—	5

BALANCE, JUNE 30, 2002 (unaudited)	$4,808	$9,100	$2,045	$312	$16,265

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2002 and 2001

Dollar amounts in thousands	2002	2001
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$793	$418
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	287	219
Provision for loan losses	161	50
Gain from sale of loans	(339)	(199)
Amortization of deferred loan fees	(241)	(200)
Amortization of excess purchase value of deposits	(64)	—
Amortization of excess purchase value of loans	60	—
Deferred income tax provision (benefit)	541	(136)
Amortization of premiums on investment securities available for sale	154	30
(Increase) decrease in cash surrender value of life insurance	(94)	(17)
Decrease (increase) in assets:
Accrued interest receivable	4	31
Other assets	2,324	(194)
Increase (decrease) in liabilities
Accrued interest payable	(89)	(63)
Other liabilities	(2,739)	(313)

Net cash provided by (used in) operating activities	758	(374)

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits in financial institutions	1,689	693
Activity in available for sale securities:
Net sales, maturities and (purchases)	3,347	(3,950)
Proceeds from sale of repossessed assets	—	412
Purchases of Federal Home Loan Bank stock	(105)	(16)
Purchase of Pacific Coast Bankers’ Bank stock	—	(350)
Net increase in loans	(12,031)	(7,632)
Additions to bank premises and equipment	(236)	(456)

Net cash used in investing activities	(7,336)	(11,299)

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS  (Continued)
Six Months Ended June 30, 2002 and 2001

Dollar amounts in thousands	2002	2001
	(unaudited)	(unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand and savings deposits	$8,591	$11,879
Net (decrease) increase in time deposits	(2,855)	2,828
Cash dividends	—	(35)
Proceeds from Federal Home Loan Bank borrowing	8,000	—
Repayment of Federal Home Loan Bank borrowing	(8,000)	—
Proceeds from issuance of long-term debt	250	—
Cash paid in lieu of fractional shares	(3)	—
Proceeds from exercise of stock options	5	171

Net cash provided by financing activities	5,988	14,843

Net (decrease) increase in cash and cash equivalents	(590)	3,170
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,543	15,709

CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,953	$18,879

SUPPLEMENTARY INFORMATION
Interest paid	$1,342	$1,254

Income taxes paid	$355	$280

CENTENNIAL FIRST FINANCIAL SERVICES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial information included herein has been prepared in conformity with the accounting principles and practices in Centennial First Financial Services Corporation’s (the “Company”) consolidated financial statements, Note 1, included in the Annual Report for the year ended December 31, 2001.  The accompanying interim consolidated financial statements contained herein are unaudited.  However, in the opinion of the Company, all adjustments, consisting of normal recurring items necessary for a fair presentation of the operating results for the periods shown, have been made.  The results of operations for the three and six months ended June 30, 2002 may not be indicative of operating results for the year ending December 31, 2002.  Certain prior year and prior quarter amounts have been reclassified to conform to current classifications.  Cash and cash equivalents consist of cash, due from banks, and federal funds sold.

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

The weighted-average number of shares used in computing basic and diluted earnings per share is as follows:

	Earnings per share calculation For the three months ended June 30: (in thousands, except for per share amounts)
	2002			2001

	Net Income	Weighted Average Shares	Per share Amount	Net Income	Weighted Average Shares	Per share Amount

Basic earnings per share	$367	1,202	$0.31	$236	761	$0.31
Effect of dilutive shares:
assumed exercise of outstanding options	—	8	(0.01)	—	25	(0.01)
Diluted earnings per share	$367	1,210	$0.30	$236	786	$0.30

	Earnings per share calculation For the six months ended June 30: (in thousands, except for per share amounts)
	2002			2001

	Net Income	Weighted Average Shares	Weighted Per share Amount	Net Income	Average Shares	Per share Amount

Basic earnings per share	$793	$1,202	$0.66	$418	761	$0.55
Effect of dilutive shares:
assumed exercise of outstanding options	—	8	0.00	—	25	(0.02)
Diluted earnings per share	$793	$1,210	$0.66	$418	786	$0.53

Note 3.  OFF-BALANCE SHEET COMMITMENTS

In the normal course of business, there are various commitments outstanding, such as commitments to extend credit, which are not reflected in the financial statements.  At June 30, 2002 and December 31, 2001, such commitments included approximately $195,000 and $394,000, respectively, of standby letters of credit and approximately $61,056,000 and $52,510,000, respectively, of undisbursed lines of credit and undisbursed loans in process.  The Company’s exposure to credit loss is represented by the contractual amount of these commitments.  The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

Note 4.  MERGER OF PALOMAR COMMUNITY BANK AND REDLANDS CENTENNIAL BANK

On May 24, 2002 Palomar Community Bank, which was previously a separate wholly-owned subsidiary of Centennial First Financial Services, surrendered its state charter and was merged into and became a branch of Redlands Centennial Bank.  Centennial First Financial Services initially acquired Palomar Community Bank on August 17, 2001.

Note 5.  SUBSEQUENT EVENT – ISSUANCE OF TRUST PREFERRED SECURITIES

On July 11, 2002, the Company completed a successful issuance of 6,000 shares of floating rate Trust Preferred Securities, having a stated liquidation amount of $1,000 per capital security, and bearing a variable rate equal to LIBOR plus 3.65% (1.8637% + 3.65% = 5.51387% at date of issuance), with a maximum rate of 12.5% through the first call date in July 2007.  The Company received $6,000,000 in proceeds, less broker costs of $180,000.  Total broker and legal costs of $191,500 will be amortized over a 10 year period starting in July 2002.  The Company used approximately $4 million of the proceeds from the Trust Preferred Securities to retire long-term debt.

ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Centennial First Financial Services (the “Company”) is the holding company for Redlands Centennial Bank (“Redlands”) in Redlands, California.  This discussion focuses primarily on the results of operations of the Company on a consolidated basis for the three and six months ended June 30, 2002, and the financial condition of the Company as of June 30, 2002 and 2001.  Results of operations for the three and six months ended June 30, 2002 and 2001 include Palomar Community Bank as a branch of Redlands Centennial Bank (See note 4 on page 8).

Management’s discussion and analysis is written to provide greater insight into the results of operations and the financial condition of the Company and its subsidiary.  For a more complete understanding of the Company and its operations, reference should be made to the financial statements included in this report and in the Company’s 2001 Annual Report on Form 10-KSB.  Certain statements in this Report on Form 10-QSB constitute  “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties.  The Company’s actual results may differ significantly from the results discussed in such forward-looking statements.  Factors that might cause such a difference include, but are not limited to, economic conditions and competition in the geographic and business areas of San Bernardino, Los Angeles, Orange, and San Diego Counties in which the Company conducts operations, volatility of rate sensitive deposits, asset/liability matching risks, credit quality, and government regulations.  Therefore, the matters set forth below should be carefully considered when evaluating the Company’s business prospects.  For additional information concerning these factors, refer to the Company’s 10-KSB for the year ended December 31, 2001.

RESULTS OF OPERATIONS

The Company reported net income of $367,000 or $0.31 per basic share and $0.30 per diluted share for the second quarter of 2002.  This compares to net income of $236,000, or $0.31 per basic share and $0.30 per diluted share for the same period in 2001.  Earnings per share for 2001 have been restated due to a stock dividend on April 1, 2002.

For the six months ended June 30, 2002, the Company reported net income of $793,000 or $0.66 per basic share and $0.66 per diluted share.  This compares to net income of $418,000 or $0.55 per basic share and $0.53 per diluted share for the same period in 2001.

Consolidated financial statements as of and for the three and six months ended June 30, 2001 only includes income from Redlands.  Consolidated financial statements as of and for the three and six months ended June 30, 2002 includes income from both Redlands and its branch Palomar.  The acquisition of Palomar, which was consummated on August 17, 2001, has primarily been responsible for the increase in net income for the first three and six months of 2002.  The increase in the number of loans booked by the Company during the first and second quarters of 2002 has continued to positively impact the Company’s earnings.

Return on average assets and return on average equity for the second quarter of 2002 was 0.70% and 9.14% respectively, as compared to 0.73% and 10.14% respectively, for the same period in 2001.  Return on average assets and return on average equity for the six months ended June 30, 2002 was 0.78% and 10.00% compared to 0.83% and 11.48% for the same period in 2001.  The decrease in return on average assets and return on average equity is due to the fact that growth in the Company’s assets is outpacing growth in net income.

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

For the six months ended June 30, 2002, net interest income before the provision for loan losses was $5.8 million.  This represented an increase of $2.5 million, or 75.8%, over net interest income of $3.3 million for the six months ended June 30, 2001.  The increase in net interest income for the first six months of 2002 compared to 2001 was primarily the result of the acquisition of Palomar Community Bank, as well as an increase in the number of loans made during the first six months of 2002. Total interest earning assets averaged $178.8 million for the first six months of 2002.  This represented an increase of $92.7 million, or 107.7%, compared to average total interest earning assets of $86.1 million for the first six months of 2001.

The net interest margin measures net interest income as a percentage of average earning assets.  The net interest margin can be affected by changes in the yield on earning assets and the cost of interest-bearing liabilities, as well as changes in the level of interest-bearing liabilities in proportion to earning assets.  The net interest margin can also be affected by changes in the mix of earning assets as well as the mix of interest-bearing liabilities.  The Company’s net interest margin was 6.47% for the first six months of 2002, compared to 7.56% for the same period of 2001.  Lower yields on average earning assets, especially for variable rate loans, as well as a change in the mix of earning assets was another contributor to the decrease in the net interest margin.  The Company’s Prime rate averaged 7.79% during the first six months of 2001, compared to 4.75% for the first six months of 2002.

The yield on average interest earning assets decreased in the first six months of 2002 to 7.87% from 10.33% in the same period of 2001. The decrease in the yield on average earning assets resulted from a market in which lower interest rates prevailed in the first 6 months of 2002 compared to 2001.  The yield on average interest earning assets also decreased because Palomar’s loans for the most part have lower yields than Redlands’ loans.  The combination of Redlands’ and Palomar’s loans in the first six months of 2002 caused a decrease in the yield of average loans from the same period in 2001, which only included loans from Redlands.  Decrease in yields on average loans had the biggest effect on the decrease in the yield from average interest earning assets.  The yield on average loans decreased to 9.27% for the six months ended June 30, 2002, as compared to 12.15% for the first six months of 2001.

The cost of average interest-bearing liabilities, including deposits and borrowed funds, decreased to 1.36% for the six months ended June 30, 2002, compared to a cost of 2.57% for the first six months of 2001.  The decrease is a result of a lower interest rate environment in the first half of 2002 compared to the first half of 2001.  The cost of average interest-bearing deposits and borrowed funds was 1.74% for the first half of 2002 as compared to 3.55% for the same period in 2001.  The cost of borrowed funds was 3.74% for the six months ended June 30, 2002.  There were no borrowed funds during the six months ended June 30, 2001.

The Company reported total interest income of $7.0 million for the six months ended June 30, 2002, which represented an increase of $2.6 million, or 59.1%, over total interest income of $4.4 million for the six months ended June 30, 2001.  Interest expense totaled $1.3 million for the six months ended June 30, 2002, which represented an increase of $0.1 million, or 8.3%, over total interest expense of $1.2 million for the six months ended June 30, 2001, and is principally the result of interest expense for long-term borrowings in the first quarter of 2002.  The Company had no such borrowings in the first quarter of 2001.

The following tables sets forth average assets, liabilities, and shareholders equity; the amount of interest income of interest expense; and the average yield or rate for each category of interest-bearing assets and interest bearing liabilities and the net interest margin (net interest income divided by average earning assets) for the periods indicated.

(Dollars in thousands)
	Quarter Ended June 30,

	2002			2001

	Average Balance	Interest Earned/ Paid	Average Interest Rate	Average Balance	Interest Earned/ Paid	Average Interest Rate

INTEREST-EARNING ASSETS:
Federal funds sold	$13,872	$51	1.47%	$9,120	$89	3.90%
Interest-bearing deposits in financial institutions	4,077	45	4.42%	4,159	61	5.87%
Investment securities:
Taxable	27,636	321	4.65%	7,178	105	5.85%
Non-taxable	4,101	69	6.73%	3,672	39	4.25%

Total investments	49,686	486	3.91%	24,129	294	4.87%
Loans	133,173	3,207	9.63%	63,834	1,923	12.05%

Total average interest-earning assets	$182,859	$3,693	8.08%	$87,963	$2,217	10.08

INTEREST-BEARING LIABILITIES:
Demand deposits	$41,635	$—	—	$27,019	$—	—
Interest-bearing demand deposits	22,577	9	0.16%	8,489	18	0.85%
Money market deposits	33,512	67	0.80%	25,399	143	2.25%
Savings deposits	19,567	26	0.53%	8,135	42	2.07%
Time deposits of $100,000 or more	29,805	232	3.11%	16,053	225	5.61%
Time deposits under $100,000	31,575	160	2.03%	9,792	127	5.19%

Total average interest-bearing liabilities	$137,036	$494	1.44%	$67,868	$555	3.27%

Other borrowings	11,243	94	3.34%	—	—	—

Total average deposits and other borrowings	$189,914	$588	1.24%	$94,887	$555	2.34%

Average rate excluding demand deposits			1.59%			3.27%
Net interest income		$3,105			$1,662

Net interest margin			6.79%			7.56%

	Six Months Ended June 30,

	2002			2001

	Average Balance	Interest Earned/ Paid	Average Interest Rate	Average Balance	Interest Earned/ Paid	Average Interest Rate

INTEREST-EARNING ASSETS:
Federal funds sold	$10,782	$84	1.56%	$8,148	$184	4.52%
Interest-bearing deposits in financial institutions	4,700	105	4.47%	4,475	134	5.99%
Investment securities:
Taxable	28,681	681	4.75%	6,430	198	6.16%
Nontaxable	4,046	118	5.83%	3,670	79	4.31%

Total investments	48,209	988	4.10%	22,723	595	5.24%
Loans	130,566	6,049	9.27%	63,412	3,853	12.15%

Total average interest-earning assets	$178,775	$7,037	7.87%	$86,135	$4,448	10.33%

INTEREST-BEARING LIABILITIES:
Demand deposits	$40,255	$—	—	$25,670	$—	—
Interest-bearing demand deposits	23,314	16	0.14%	8,737	44	1.01%
Money market deposits	32,307	128	0.79%	25,512	361	2.83%
Savings deposits	18,778	48	0.51%	7,944	87	2.19%
Time deposits of $100,000 or more	29,393	489	3.33%	15,252	448	5.87%
Time deposits under $100,000	32,328	422	2.61%	9,694	251	5.18%

Total average interest-bearing liabilities	$136,120	$1,103	1.62%	$67,139	$1,191	3.55%

Other borrowings	8,017	150	3.74%	—	—	—

Total average deposits and other borrowings	$184,392	$1,253	1.36%	$92,809	$1,191	2.57%

Average rate excluding demand deposits			1.74%			3.55%

Net interest income		$5,784			$3,257

Net interest margin			6.47%			7.56%

The following table presents a rate and volume analysis for changes in interest income, interest expense, and net interest income.
(Dollars in thousands)
	Quarter Ended June 30, 2002 Compared to Quarter Ended June 30, 2001 Increase (Decrease Due to)

	Volume	Rate	Total

INCREASE (DECREASE) IN INTEREST INCOME
Federal funds sold	$185	$(223)	$(38)

Interest-bearing deposits in financial institutions	(5)	(11)	(16)
Investment securities:
Taxable	1,197	(981)	216
Nontaxable	18	79	30
Loans	8,355	(7,071)	1,284

Total	$9,750	$(8,274)	$1,476

INCREASE (DECREASE) IN INTEREST EXPENSE
Interest bearing demand deposits	$119	$(128)	$(9)
Money market deposits	183	(259)	(76)
Savings deposits	236	(252)	(16)
Time deposits of $100,000 or more	788	(786)	2
Time deposits under $100,000	1,086	(1,048)	38
Other borrowings	94	—	94

Total	$2,506	$(2,473)	$33

TOTAL CHANGE IN NET INTEREST INCOME	$7,244	$(5,801)	$1,443

	Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001 Increase (Decrease) Due to

	Volume	Rate	Total

INCREASE (DECREASE) IN INTEREST INCOME
Federal funds sold	$119	$(219)	$(100)
Interest-bearing deposits in financial institutions	13	(42)	(29)
Investment securities:
Taxable	1,370	(887)	483
Nontaxable	16	23	39
Loans	8,161	(5,965)	2,196

Total	9,679	(7,090)	2,589

INCREASE (DECREASE) IN INTEREST EXPENSE
Interest bearing demand deposits	147	(175)	(28)
Money market deposits	192	(425)	(233)
Savings deposits	237	(276)	(39)
Time deposits of $100,000 or more	831	(790)	41
Time deposits under $100,000	1,172	(1,001)	171
Other borrowings	—	150	150

Total	2,579	(2,517)	62

TOTAL CHANGE IN NET INTEREST INCOME	$7,100	$(4,573)	$2,527

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

For the six months ended June 30, 2002, the provision for loan losses increased 222% or $111,000 to $161,000, compared to $50,000 in the same period in 2001.  The increase in 2002 is primarily the result of the growth in the size of the Company’s loan portfolio, which was due primarily to the acquisition of Palomar, as well as continued strong demand for loans.  The procedures for monitoring the adequacy for the allowance for loan losses, as well as detailed information concerning the allowance itself, are included below under “Allowance for loan losses.”

The following table summarizes the changes in the allowance for loan losses for the periods shown:

(Dollars in thousands)	Six months ended June 30,

	2002	2001

Allowance for loan losses balance, beginning of period	$1,460	$868
Loans charged off:
Real estate	—	—
Commercial	16	7
Consumer	23	34
Lease financing	—	—
Credit card and related accounts	1	4

Total loans charged off	40	45
Recoveries:
Real estate	—	—
Commercial	3	1
Consumer	8	3
Credit card and related accounts	—	—

Total recoveries	11	4

Net (charge-offs) recoveries	(29)	(41)

Provision charged to operations	161	50

Allowance for loan losses balance, end of period	$1,592	$877

Loans outstanding at end of period, net of unearned interest income	$139,677	$67,637
Average loans outstanding for the period, net of unearned interest income	$130,566	$63,412
Ratio of net loans charged off (recovered) to average loans outstanding	.00%	.07%
Ratio of allowance for loan losses to loans at end of period	1.14%	1.30%

The following table summarizes the allocation of the allowance for loan losses:

(Dollars in thousands)	June 30, 2002		December 31, 2001

	Allowance for Loan Losses	Ratio of Loan Category to Outstanding Total Loans	Allowance for Loan Losses	Ratio of Loan Category to Outstanding Total Loans

Real estate-construction	$329	36%	$200	30%
Real estate-mortgage	285	32%	430	39%
Commercial loans	699	25%	571	24%
Automobile	58	2%	69	2%
Indirect	0	0%	0	0%
Equity loans	26	3%	25	3%
Consumer & other	62	2%	45	2%
Not allocated	133		120

Total allowance for loan loss	$1,592	100%	$1,460	100%

Total loans	$139,673		$127,155

NON-INTEREST INCOME

Non-interest income includes revenues earned from sources other than interest income.  These sources include:  service charges and fees on deposit accounts, gains from sales of loans, gain or loss on sale of securities or on other real estate owned, increases in the cash surrender value of life insurance, and other miscellaneous sources of income.

Other operating income totaled $1.2 million for the six months ended June 30, 2002.  This represented an increase of $500,000, or 71.4%, from other operating income of $769,000 for the six months ended June 30, 2001.  The increase was primarily the result of increases in the amount of customer service fees collected as a result of the Palomar Community Bank acquisition in August 2001, and an increase in the volume of loans sold.  For the second quarter of 2002, other operating income totaled $557,000, which represents a $113,000 increase or 25.4% over the same period in 2001.  The increase in the second quarter of 2002 is primarily the result of increases in the volume of fees collected from deposit accounts and loan servicing fees collected.

The following table sets forth components of Centennial First’s non-interest income for the periods indicated and expresses the amounts as a percentage of average assets:

(Dollars in thousands)	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

	Amount	Amount	Amount	Amount
NON-INTEREST INCOME:
Customer service fees	$183	$145	$355	$286
Gain from sale of loans	95	140	339	199
Gain (loss) from sale of Investment securities	—	—	—	1
Increase in cash value Of life insurance	49	17	99	33
Loan servicing fees	87	61	167	103
Other income	143	81	200	147

Total other income	$557	$444	$1,160	$769

(Dollars in thousands)	Three months ended June 30 ,		Six months ended June 30,

	2002	2001	2002	2001

	Amount	Amount	Amount	Amount
AS PERCENT OF AVERAGE ASSETS (ANNUALIZED):
Customer service fees	0.35%	0.56%	0.35%	0.57%
Gain from sale of loans	0.18%	0.54%	0.33%	0.39%
Gain (loss) from sale of Investment securities	—	0.00%	0.00%	—
Increase in cash value Of life insurance	0.09%	0.06%	0.10%	0.07
Loan servicing fees	0.17%	0.24%	0.16%	0.20%
Other income	0.27%	0.32%	0.20%	0.29%

Total other income	1.07%	1.72%	1.14%	1.52%

NON-INTEREST EXPENSE

Non-interest expenses for the Company  includes  expenses for salaries and benefits,  occupancy,  equipment,  professional services,  promotion and other expenses (data processing,  stationery and supplies, deposit insurance,  promotional,  other real estate owned,  and misc.  expenses).  Other  operating expenses  totaled  $5.6 million for the six  months  ended June 30,  2002.  This represented an increase of $2.3 million, or 69.7%, over other operating expenses of $3.3 million for the six months ended June 30, 2001.  The increase in non-interest expense is due to the acquisition of Palomar Community Bank, as well as increases in professional fees due to the merger of Palomar Community Bank into Redlands Centennial Bank in the first 2 quarters of 2002, as well as increases in salaries during the first 6 months of 2002.  For the second quarter of 2002, other operating expenses totaled $3.1 million.  This represents a $1.4 million increase or 82.4% over the same period in 2001.  The increase in the second quarter of 2002 is primarily the result of the acquisition of Palomar Community Bank in the second half of 2001, as well as increased professional fees related to the merger of Palomar into Redlands Centennial Bank.

The following table sets forth components of Centennial First’s non-interest expense for the periods indicated and expresses the amounts as a percentage of average assets:

(Dollars in thousands)	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

	Amount	Amount	Amount	Amount
OTHER EXPENSES:
Salaries, wages, and employee benefits	$1,389	$959	$2,771	$1,850
Net occupancy expense	352	235	683	482
Marketing	48	30	93	59
Data processing fees	189	92	326	163
Professional fees	327	141	664	253
Postage, telephone, supplies	154	99	280	183
Directors fees	38	35	78	68
Other operating expenses	590	125	742	287

Total other income	$3,087	$1,716	$5,637	$3,345

(Dollars in thousands)	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

	Amount	Amount	Amount	Amount
AS PERCENT OF AVERAGE ASSETS (ANNUALIZED):
Salaries, wages, and employee benefits	2.66%	3.71%	2.71%	3.67%
Net occupancy expense	0.68%	0.91%	0.67%	0.95%
Marketing	0.09%	0.12%	0.09%	0.12%
Data processing fees	0.36%	0.36%	0.32%	0.32%
Professional fees	0.63%	0.55%	0.65%	0.50%
Postage, telephone, supplies	0.30%	0.37%	0.27%	0.31%
Directors fees	0.07%	0.14%	0.08%	0.12%
Other operating expense	1.13%	0.50%	0.73%	0.65%

Total other income	5.92%	6.66%	5.52%	6.64%

FINANCIAL CONDITION

GENERAL

The Company’s total assets were $202 million at June 30, 2002, an increase of 2.0% or $4 million, compared to total assets of $198 million at December 31, 2001.  Total deposits at June 30, 2002 reached $180.0 million, an increase of 3.3% or $5.6 million over total deposits at December 31, 2001.  Total loans, net of the allowance for loan losses and unearned income increased 9.9%, or $12.4 million to a total of $138.1 million.  Strong loan demand in the market areas of Redlands and Palomar contributed to the increase in total assets and total loans.

LOANS

The Company’s total loans at June 30, 2002 were $139.9 million, representing a 9.6% increase over total loans at December 31, 2001 of $127.6 million.  The Company’s lending focus is commercial, real estate, and construction loans.  These types of loans make up 93% of the total loan portfolio.  The performance and future repayment of construction and real estate loans is dependent on a number of regional economic factors, including real estate prices.  The future repayment of commercial loans is generally dependent on future cash flows from business operations.

The remaining types of loans consist of auto loans, equity loans, indirect loans, and other types of consumer loans.  These types of loans make up the remaining 7% of the total loan portfolio.

The following table shows the amounts of total loans outstanding by category as of the dates indicated:

(Dollars in thousands)	June 30, 2002		December 31, 2001

	Amount	%	Amount	%

Real estate loans Construction and development	$50,315	36%	$37,950	30%
Mortgage loans	45,223	32%	49,127	39%
Commercial loans	35,295	25%	30,581	24%
Automobile loans	2,516	2%	2,362	2%
Indirect loans	32	0%	583	0%
Equity loans	4,795	3%	4,759	3%
Consumer and other loans	1,821	2%	2,198	2%

Total loans	139,997	100%	127,560	100%
Less unearned income	(320)		(405)
Less allowance for loans losses	(1,592)		(1,460)

Net loans	$138,085		$125,695

Non-performing assets

Centennial First’s policy is to recognize interest income on an accrual basis unless the full collectibility of principal and interest is uncertain. Loans that are delinquent 90 days or more, unless well secured and in the process of collection, are placed on nonaccrual status on a cash basis.  Previously accrued, but uncollected interest, is reversed against income. Thereafter,income is recognized only as it is collected. Collectibility is determined by considering the borrower’s financial condition, cash flow, quality of management, the existence of collateral or guarantees, and the state of the local economy.

Nonperforming assets include loans for which interest is no longer accruing, loans 90 or more days past due, impaired loans and other real estate owned. As a result of Centennial First’s continued adherence to strict loan standards and policies, nonperforming assets at June 30, 2002 were  $207,000 compared to $241,000 at December 31, 2001, representing ..15% and .19% of gross loans at June 30, 2002 and December 31, 2001.

The following table provides information with respect to all nonperforming assets as of June 30, 2002 and December 31, 2001:

(Dollars in thousands)
	June 30 2002	December 31 2001

Loans on nonaccrual status	$207	$241
Loans past due greater than 90 days	—	—

Total nonperforming assets	$207	$241

Allowance for loan losses	$1,592	$1,460
Ratio of total nonperforming assets[1] to total loans	.15%	.19%
Ratio of allowance for loan losses to total nonperforming assets	769.08%	605.09%
Ratio of non-performing loans to total loans	.15%	.19%

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses totaled $1,592,000 at June 30, 2002, compared to $1,460,000 at December 31, 2001. The procedures for monitoring the adequacy of the allowance, as well as detailed information concerning the allowance itself, are included below.  The increase in the allowance in the six months ended June 30, 2002 is due to $40,000 of loans charged off, $11,000 of recoveries, and $161,000 charged to operations.  (See “Provision for Loan Losses”)

The allowance for loan losses is increased by the provision for loan losses and decreased by charge-offs, and increased for recoveries.  The adequacy of the allowance for loan losses is measured in the context of several key ratios and factors including: (1) the ratio of the allowance to total outstanding loans; (2) the ratio of total nonperforming loans to total loans; and, (3) the ratio of net charge-offs (recoveries) to average loans outstanding. Additional factors considered in establishing an appropriate allowance include a careful assessment of the financial condition of the borrower; a realistic determination of the value and adequacy of underlying collateral; the condition of the local economy and the condition of the specific industry of the borrower; comprehensive analysis of the levels and trends of loan categories; and a review of delinquent and classified loans. Management’s evaluation is based on a system whereby each loan is “graded” at the time of origination, extension or renewal. Each grade is assessed a risk factor, which is calculated to assess the adequacy of the allowance for loan losses. Further, management considers other factors including changes in the nature and volume of the loan portfolio, overall portfolio quality, loan concentrations, trends in the level of delinquent and classified loans, specific problem loans and commitments, and current and anticipated economic conditions.  Management and the Board of Directors review the allowance for loan losses monthly.  While the Board of Directors believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in material adjustments, and net earnings could be significantly adversely affected, if circumstances differ substantially from the assumptions used in making the final determination.

1 Consists entirely of nonperforming loans.  The Company had no OREO as of June 30, 2002 or December 31, 2001.

The allowance for loan losses as a percentage of total loans outstanding as of June 30, 2002 was 1.14%, as compared to 1.30% as of June 30, 2001.  Net loan charge-offs during the second quarter of  2002 approximated $26,000, or 0.02% of average total loans, compared to $18,000 or 0.03% during the same period in 2001.  Net loan charge-offs during the first six months of 2002 totaled $29,000, compared to $41,000 during the same period in 2001.   The Company maintains the allowance for loan losses at a level management feels is adequate to absorb losses inherent in the loan portfolio. The evaluation is based upon a continuous review of the Company’s and the banking industry’s historical loan loss experience, known and inherent risks contained in the loan portfolio, composition and growth of the loan portfolio, current and projected economic conditions and other factors. However, no assurance can be given that changes in the current economic environment in the Company’s market areas or other circumstances will not result in increased losses in the loan portfolio in the future.

INVESTMENTS

Centennial First’s investment portfolio provides income to Centennial First and also serves as a source of liquidity. Total yield, maturity and risk are among the factors considered in building the investment portfolio.  Pursuant to FASB 115, securities must be classified as “held to maturity,” “available for sale,” or “trading securities.” Those securities held in the “available for sale” category must be carried on Centennial First’s books at fair market value. At June 30, 2002 and December 31, 2001, 100% of the investment securities owned by the Company were classified as “Available for Sale.”  At June 30, 2002, Centennial First’s investment portfolio at fair value consisted of $25.2 million in mortgage-backed securities, $4.7 million in municipal bonds, $567,000 of marketable equity securities, and $266,000 in U.S. Treasury obligations compared to $28.7 million, $4.5 million, $487,000, and $264,000, respectively at December 31, 2001.  The slight decrease in the Company’s investment portfolio was due to maturities, early payoffs for some of the Mortgage-backed securities, and funds reinvested in loans.

The Company also has cash invested in interest-bearing deposits and short-term time certificates at other financial institutions totaling $4.3 million at June 30, 2002 versus $5.9 million at December 31, 2001.  Overnight federal funds sold totaled $3.4 million at June 30, 2002, versus $7.5 million at December 31, 2001.

The following table is a comparison of amortized cost and fair value of investment securities at June 30, 2002 and December 31, 2001:

(Dollars in thousands)
	June 30, 2002

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

AVAILABLE-FOR-SALE:
Mortgage-backed securities	$24,722	$491	$—	$25,213
Obligations of States and Local Governments	4,616	51	—	4,667
Marketable Equity Securities	567	—	—	567
US Treasury Obligations	258	8	—	266

	$30,163	$550	$—	$30,713

	December 31, 2001

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

AVAILABLE-FOR-SALE:
Mortgage-backed securities	$28,436	$271	$—	$28,707
Obligations of States and Local Governments	4,624	3	71	4,556
Marketable Equity Securities	487	—	—	487
US Treasury Obligations	260	4	—	264

	$33,807	$278	$71	$34,014

DEPOSITS

Total deposits increased $5.7 million, or 3.4%, to $180.0 million at June 30, 2002 from $174.3 million at December 31, 2001. Noninterest-bearing demand deposits at June 30, 2002, were $48.6 million, an increase of $7.2 million, or 17.6% from $41.4 million at December 31, 2001. Interest bearing and NOW accounts decreased 2.3%, or $1.2 million to $51.0 million at June 30, 2002 from $52.2 million at December 31, 2001. Savings and time deposits decreased by $200,000 to $80.5 million at June 30, 2002 from $80.7 million at December 31, 2001.  The increase in deposits in the first six months of 2002 is due to growth in our customer base.

The average rate paid on time deposits was significantly lower in the first six months of 2002 compared to 2001, with the average rate paid on time deposits of $100,000 or more decreased from 4.94% for the year ended December 31, 2001 to 3.33% for the six months ended June 30, 2002, while the average rate on time deposits under $100,000 decreased from 4.11% for the year ended December 31, 2001 to 2.61% for the six months ended June 30, 2002.  The decrease in the rates paid on time deposits is a result of the interest rate decreases throughout 2001.

The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated:

(Dollars in thousands)
	Six Months Ended June 30, 2002		Year Ended December 31, 2001

	Average Balance	Average Rate	Average Balance	Average Rate

INTEREST-BEARING LIABILITIES:
Demand deposits	$40,255	—	$36,050	—

Interest-bearing demand deposits	23,314	0.14%	17,455	0.45%
Money market deposits	32,307	0.79%	37,429	2.00%
Savings deposits	18,778	0.51%	14,554	1.41%
Time deposits of $100,000 or more	29,393	3.33%	25,211	4.94%
Time deposits under $100,000	32,328	2.61%	36,489	4.11%

Total interest-bearing deposits	136,120	1.62%	$131,138	2.11%

Total deposits	$176,375	1.25%	$167,188	1.56%

The following table sets forth, by time remaining to maturity, all time certificates of deposit accounts outstanding in amounts of $100,000 or more at June 30, 2002 and December 31, 2001:

(Dollars in thousands)	As of June 30, 2002	As of December 31, 2001

Three months or less	$10,851	$14,035
Over three through twelve months	19,060	14,374
Over one year to three years	211	924
Over three years	—	102

Total	$30,122	$29,435

LIQUIDITY

Liquidity is the Company’s ability to absorb fluctuations in deposits while simultaneously providing for the credit needs of its borrowers.  The Company has adopted policies to maintain a relatively liquid position to enable it to respond to changes in the financial environment and ensure sufficient funds are available to meet those needs.  Generally, the Company’s major sources of liquidity are customer deposits, sales and maturities of investment securities, proceeds from the sale of loans, the use of federal funds markets, borrowings from the Federal Home Loan Bank (FHLB), and net cash provided by operating activities.  Scheduled loan payments are a relatively stable source of funds, while deposit inflows and unscheduled loan repayments are not a stable source of liquidity.  The Company holds overnight federal funds as a cushion for temporary liquidity needs.  During the six months ended June 30, 2002, federal funds sold averaged $10.8 million, or 5.3% of total average assets compared to $9.1 million or 8.6% of total average assets at June 30, 2001.  Redlands also maintains borrowing arrangements with several correspondent banks.

The following table sets forth certain information with respect to Centennial First’s liquidity as of June 30, 2002 and December 31, 2001.

(Dollars in thousands)
	As of June 30, 2002	As of December 31, 2001

Cash and due from banks	$13,568	$10,040
Federal funds sold	3,385	7,503
Interest earning deposits	4,265	5,954
Unpledged securities	27,139	31,377

Total liquid assets	$48,357	$54,874

Liquidity ratios(1)
Liquid assets
Ending assets	23.93%	27.71%
Ending deposits(2)	26.85%	31.95%

(1)	Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits and market value of available-for-sale securities less book value of pledged securities.

(2)	Less pledged public deposits.

ASSET/LIABILITY MANAGEMENT

The purpose of asset/liability management is to provide stable net interest income growth by protecting The Company’s earnings from undue interest rate risk.  The Company expects to generate earnings from increasing loan volume, appropriate loan pricing and expense control, and not from trying to accurately forecast interest rates.  Another important function of asset/liability management is managing the risk/return relationship between interest rate risk, liquidity, market risk and capital adequacy.  The Company gives priority to liquidity concerns followed by capital adequacy, then interest rate risk and market risk in the investment portfolio.  The Company controls the exposure of earnings to changing interest rates by generally maintaining a position within a narrow range around an “earnings neutral position.”  An earnings neutral position is defined as the mix of assets and liabilities that generate a net interest margin that is not affected by interest rate changes.  However, Management does not believe that The Company can maintain a totally earnings neutral position.  Further, the actual timing of repricing of assets and liabilities does not always correspond to the timing assumed by The Company for analytical purposes.  Therefore, changes in market rates can generally impact The Company’s net interest income and net interest margin for long or short periods of time.

The Company monitors its interest rate risk on a monthly basis through the use of a model, which calculates the effect on earnings of changes in the prevailing market interest rate, rates up environment and rates down environment.  The model converts a prevailing market interest rate change into rate changes for each major class of asset and liability, then simulates the net interest margin based on actual repricing over a one year period, assuming that maturities are reinvested in instruments similar to those maturing during the period.

“INTEREST RATE RISK”. The table below shows the potential change in NIM (before taxes) if rates changed as of June 30, 2002. NIM is the “net interest margin” which is the spread or difference between interest-earning assets and interest-paying liabilities. Centennial First’s NIM tends to increase if rates rise, and tends to decline if rates fall. The cause of this exposure is due to Centennial First’s concentration of short-term and rate sensitive loans as of June 30, 2002.

“ECONOMIC RISK”. Centennial First establishes earnings risk limits for flat rates, up/down 100 basis points, and up/down 200 basis points. Centennial First has determined that under these scenarios, the resultant “economic value of equity” or “EVE” should be no higher than 20% and no lower than 7%. The Company measures the potential change in the net present value of its net existing assets and liabilities if rates change (the “EVE”). The table below also shows the EVE. The EVE is determined by valuing Centennial First’s assets and liabilities as of June 30, 2002, using a present value cash flow calculation as if Centennial First is liquidated. The EVE increases when rates increase because there are more variable rate assets than variable rate liabilities.

The following table presents possible changes to net interest margin based on changes in prevailing interest rates:

(Dollars in thousands)
Change in Interest Rates	Change in NIM (In thousands pre-tax)	% Change in NIM to Shareholder Equity (pretax)	% of EVE

+2%	$(3,222)	(23.01)%	5.51%
+1%	(1,570)	(11.21)%	6.29%
-1%	1,424	10.17%	7.67%
-2%	2,461	17.57%	8.14%

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

The Company and its subsidiary are required to maintain the following minimum ratios:  Total risk based capital ratio of at least 8%, Tier 1 Risk-based capital ratio of at least 4%, and a leverage ratio of at least 4%.  Total capital is classified into two components:  Tier 1 (common shareholders equity, qualifying perpetual preferred stock to certain limits, trust preferred securities, and minority interests in equity accounts of consolidated subsidiaries, less intangibles) and Tier 2 (supplementary capital including allowance for possible credit losses, certain preferred stock, eligible subordinated debt, and other qualifying instruments).  Under the established guidelines, the Company has attained the highest level of capitalization, characterized as “Well Capitalized.”  It is the intent of the Company to continue to maintain “Well Capitalized” risk-based capital ratios.

The following table illustrates the capital and prompt corrective action guidelines applicable to Redlands Centennial Bank, as well as their total risk-based capital ratios, Tier 1 capital ratios and leverage ratios as of June 30, 2002:

	At June 30, 2002

	Centennial First Financial Services	Redlands Centennial Bank	Minimum Necessary to Be Well Capitalized	Minimum Necessary to Be Adequately Capitalized

Total risk-based capital ratio	10.83%	11.88%	10.0%	8.0%
Tier 1 risk-based capital ratio	8.19%	10.63%	6.0%	4.0%
Leverage ratio	5.82%	7.39%	5.0%	4.0%

Risk-based capital ratios for Palomar Community Bank are included in Redlands Centennial Bank as of June 30, 2002.

PART II – OTHER INFORMATION

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on April 23, 2002.  At the meeting, the following individuals were elected to serve as the Company’s Board of Directors until the 2003 Annual Meeting of Shareholders and until their successors are elected and have qualified:

	For	Against or Withheld	Abstained	Broker Non-Votes

James R. Appleton	909,424	0	0	0
Bruce J. Bartells	909,424	0	0	0
Carole H. Beswick	909,424	0	0	0
Irving M. Feldkamp, III	909,424	0	0	0
Larry Jacinto	909,424	0	0	0
Ronald J. Jeffrey	909,424	0	0	0
William A. McCalmon	909,424	0	0	0
Patrick J. Meyer	909,424	0	0	0
Richard Sanborn	909,424	0	0	0
Timothy P. Walbridge	909,424	0	0	0
Stanley C. Weisser	909,424	0	0	0
Douglas F. Welebir	909,424	0	0	0

An amendment to the Company’s Bylaws changing the range of authorized directors from between six (6) and eleven (11) to between eight (8) and thirteen (13), as described in the Company’s Proxy Statement dated April 4, 2002, was approved at the 2002 Annual Meeting of Shareholders by the following:

For	Against or Withheld	Abstained	Broker Non-Votes

667,104	13,111	0	0

The Company’s 2001 Stock Option Plan, as described in the Company’s Proxy Statement dated April 4, 2002, was approved at the 2002 Annual Meeting of Shareholders by the following:

For	Against or Withheld	Abstained	Broker Non-Votes

653,972	16,477	0	0

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	EXHIBITS

Item	Description

1.	Plan of Reorganization and Agreement of Merger
Dated December 1, 1999
Filed as exhibit to Form S-4 dated October 20, 1999
3.1	Articles of Incorporation
Filed as exhibit to Form S-4 dated October 20, 1999
3.2	Bylaws
Filed as exhibit to Form S-4 dated October 20, 1999
3.3	Restated Bylaws of the Corporation, dated July 26, 2002.
3.4	Certificate of Amendment of Articles of Incorporation, dated May 4, 2000.
10.1	Plan document for the Redlands Centennial Bank Employee Stock Ownership Plan
.	Filed as exhibit to Form S-4 date October 20, 1999
10.2	Redlands Centennial Bank 1990 Stock Option Plan and Addendums
Filed as exhibit to Form S-4 dated October 20, 1999
10.3	Brea Branch Lease, dated September 20, 2000
Filed as exhibit to Form SB-2 dated March 21, 2001
10.4	Form of Indemnification Agreement
Filed as exhibit to Form SB-2 dated March 21, 2001
10.5	Stock Purchase Agreement for Palomar Community Bank
Dated December 1, 2000 Filed as exhibit to Form SB-2 dated March 21, 2001.
10.6	Employment Agreement of Richard Sanborn, dated December 1, 2000.
Filed as exhibit to Form 10-KSB dated March 29, 2002.
10.7	Salary Continuation plan of Timothy P. Walbridge, dated August 1, 2001.
Filed as exhibit to Form 10-KSB dated March 29, 2002.
10.8	Salary Continuation plan for Beth Sanders, dated October 1, 2001.
Filed as exhibit to Form 10-KSB dated March 29, 2002.
10.9	Salary Continuation plan of Richard Sanborn, dated October 1, 2001.
Filed as exhibit to Form 10-KSB dated March 29, 2002.
10.10	Employment Agreement of Timothy P. Walbridge, dated December 1, 2001.
.	Filed as exhibit to Form 10-KSB dated March 29, 2002
10.11	Employment Agreement of Beth Sanders, dated December 1, 2001.
Filed as exhibit to Form 10-KSB dated March 29, 2002.
10.12	Amendment to Salary Continuation plan of Timothy P. Walbridge, dated December 1, 2001
Filed as exhibit to Form 10-KSB dated March 29, 2002.
10.13	Amendment to Salary Continuation plan of Richard Sanborn, dated December 1, 2001.
Filed as exhibit to Form 10-KSB dated March 29, 2002.
10.14	Redlands Centennial Bank Employee Stock Ownership Plan, dated February 1, 2000
Filed as exhibit to Form 10-QSB dated May 12, 2000
10.15	Centennial First Financial Services Stock Option Plan, dated September 21, 2001
Filed as exhibit to Definitive Proxy Statement (Schedule 14A), dated April 3, 2002
10.16	Palomar Community Bank lease, dated April 15, 1987.
Filed as exhibit to Form 10-QSB dated, May 14, 2002
99.1	Certification of periodic financial report

(B)    REPORTS ON FORM 8-K

The Company filed no reports on form 8-K during the second quarter of 2002.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTENNIAL FIRST FINANCIAL SERVICES
(Registrant)

Date	8/9/2002	/s/ Beth Sanders

Beth Sanders
Chief Financial Officer
(Principal Accounting Officer, and officer authorized
to sign on behalf of the registrant)