Form 10QSB
period 2002-09-30
CENTENNIAL FIRST FINANCIAL SERVICES
filed 2002-11-14
CIK 1097081

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

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

The number of shares of Common Stock of the registrant outstanding as of October 21, 2002 was 1,202,119

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION
September 30, 2002 & December 31, 2001

Dollar amounts in thousands	2002	2001

	(unaudited)
ASSETS
Cash and due from banks	$11,414	$10,040
Federal funds sold	4,190	7,503

Total cash and cash equivalents	15,604	17,543
Interest-bearing deposits in financial institutions	4,980	5,954
Investment securities, available for sale	28,453	34,014
Federal Home Loan Bank stock	361	396
Loans, net	137,247	125,695
Accrued interest receivable	864	932
Premises and equipment, net	2,667	2,647
Goodwill	4,180	4,180
Cash surrender value of life insurance	4,157	3,213
Other assets	1,021	3,452

Total assets	$199,534	$198,026

LIABILITIES
Deposits:
Noninterest-bearing	$49,588	$41,413
Interest-bearing and NOW accounts	48,994	52,232
Savings	15,531	17,340
Time deposits $100,000 or greater	29,780	29,435
Other time deposits	28,743	33,908

Total deposits	172,636	174,328
Accrued interest payable	127	223
Long-term debt	—	3,500
Redeemable Preferred Securities of Subsidiary trust holding solely Junior Subordinated Debentures	6,186	—
Other liabilities	3,868	4,703

Total liabilities	182,817	182,754

STOCKHOLDERS’ EQUITY
Common stock, $4 stated value; authorized 10,000,000 shares, issued and outstanding 1,202,119 and 1,144,440 shares at September 30, 2002 and December 31, 2001, respectively	4,808	4,578
Additional paid-in capital	9,100	8,386
Retained earnings	2,463	2,196
Accumulated other comprehensive income (loss)	346	112

Total stockholders’ equity	16,717	15,272

Total liabilities and stockholders’ equity	$199,534	$198,026

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EARNINGS
Three and Nine Months Ended September 30, 2002 and 2001

	Three months ended September 30,		Nine Months Ended September 30,

Dollar amounts in thousands, except per share amounts	2002	2001	2002	2001

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest income:
Interest and fees on loans	$3,238	$2,365	$9,287	$6,218
Deposits in financial institutions	56	75	161	209
Federal funds sold	30	137	114	321
Investments	375	201	1,197	478

Total interest income	3,699	2,778	10,759	7,226

Interest expense:
Demand and savings deposits	108	218	300	710
Time deposits $100,000 or greater	168	262	566	710
Other time deposits	161	227	674	478
Interest on borrowed funds	90	21	240	21

Total interest expense	527	728	1,780	1,919

Net interest income	3,172	2,050	8,979	5,307
Provision for loan losses	146	230	307	280

Net interest income after provision for loan losses	3,026	1,820	8,672	5,027

Other income:
Customer service fees	188	174	543	460
Gain from sale of loans	162	71	501	270
Gain (loss) from sale of investment securities	—	(1)	—	—
Other income	292	327	735	610

Total other income	642	571	1,779	1,340

Other expenses:
Salaries and wages	1,108	957	3,296	2,550
Employee benefits	417	185	1,000	442
Net occupancy expense	309	178	1,115	660
Other operating expense	1,209	661	3,269	1,674

Total other expenses	3,043	1,981	8,680	5,326

Income before provision for income taxes	625	410	1,771	1,041
Provision for income taxes	207	146	560	359

Net income	$418	$264	$1,211	$682

Basic earnings per share	$0.35	$0.27	$1.01	$0.83

Diluted earnings per share	$0.34	$0.26	$1.00	$0.81

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2002 and 2001

Dollar amounts in thousands	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

BALANCE, DECEMBER 31, 2000	$2,769	$2,959	$1,184	$(42)	$6,870
Comprehensive income:
Net income	—	—	682	—	682
Change in net unrealized gain (loss) on investment securities available for sale, after tax effects	—	—	—	221	221

Total comprehensive income					903

Cash dividend	—	—	(35)	—	(35)
Proceeds from issuance of common stock	1,694	5,359	—	—	7,053
Exercise of stock options, including tax benefit	110	64	—	—	174

BALANCE, SEPTEMBER 30, 2001 (unaudited)	$4,573	$8,382	$1,831	$179	$14,965

BALANCE, DECEMBER 31, 2001	$4,578	$8,386	$2,194	$112	$15,270
Comprehensive income:
Net income	—	—	1,211	—	1,211
Change in net unrealized gain on investment securities available for sale, after tax effects	—	—	—	234	234

Total comprehensive income					993

Stock dividend	228	714	(942)	—	—
Cash paid in lieu of Fractional shares	(3)	—	—	—	(3)
Exercise of stock options, including tax benefit	5	—	—	—	5

BALANCE, SEPTEMBER 30, 2002 (unaudited)	$4,808	$9,100	$2,463	$346	$16,717

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2002 and 2001

Dollar amounts in thousands	2002	2001

	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,211	$682
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	425	358
Provision for loan losses	307	280
Gain from sale of loans	(554)	(272)
Amortization of deferred loan fees	(387)	(349)
Amortization of excess purchase value of deposits	(133)	24
Amortization of excess purchase value of loans	112	—
Increase in intangible asset	—	(203)
Deferred income tax provision (benefit)	438	(174)
Amortization of premiums on investment securities available for sale	191	80
Increase in cash surrender value of life insurance	(144)	(46)
Decrease (increase) in assets:
Accrued interest receivable	68	(324)
Other assets	1,326	(179)
Increase (decrease) in liabilities:
Accrued interest payable	(96)	(49)
Other liabilities	(837)	1,098

Net cash provided by (used in) operating activities	1,927	926

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits in financial institutions	974	(2,690)
Activity in available for sale securities:
Net sales, maturities and (purchases)	5,790	(15,994)
Purchased goodwill from the acquisition of Palomar	—	(4,180)
Proceeds from sale of other real estate owned	—	24
Redemptions (Purchases) of Federal Home Loan Bank stock	35	(330)
Purchase of Pacific Coast Bankers’ Bank stock	—	(487)
Net increase in loans	(11,030)	(57,678)
Additions to bank premises and equipment	(445)	(716)

Net cash used in investing activities	(4,676)	(82,051)

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS  (Continued)
Nine Months Ended September 30, 2002 and 2001

Dollar amounts in thousands	2002	2001

	(unaudited)	(unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand and savings deposits	$3,128	$47,767
Net (decrease) increase in time deposits	(4,820)	38,474
Cash dividends	—	(35)
Proceeds from issuance of long-term debt	—	3,300
Repayment of long-term debt	(3,500)	—
Proceeds from issuance of Redeemable Preferred Securities of Subsidiary Trust holding solely Junior Subordinated Debentures	6,000	—
Proceeds from stock issuance	—	7,054
Cash paid in lieu of fractional shares	(3)	—
Proceeds from exercise of stock options	5	174

Net cash provided by financing activities	810	96,734

Net (decrease) increase in cash and cash equivalents	(1,939)	15,609
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,543	15,709

CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,604	$31,318

SUPPLEMENTARY INFORMATION
Interest paid	$1,876	$2,175

Income taxes paid	$590	$367

CENTENNIAL FIRST FINANCIAL SERVICES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial information included herein has been prepared in conformity with the accounting principles and practices of Centennial First Financial Services (the “Company”) consolidated financial statements, Note 1, included in the Annual Report for the year ended December 31, 2001.  The accompanying interim consolidated financial statements contained herein are unaudited.  However, in the opinion of the Company, all adjustments, consisting of normal recurring items necessary for a fair presentation of the operating results for the periods shown, have been made.  The results of operations for the three and nine months ended September 30, 2002 may not be indicative of operating results for the year ending December 31, 2002.  Certain prior year and prior quarter amounts have been reclassified to conform to current classifications.  Cash and cash equivalents consist of cash, due from banks, and federal funds sold.

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

The weighted-average number of shares used in computing basic and diluted earnings per share is as follows:

	Earnings per share calculation For the three months ended September 30: (in thousands, except for per share amounts)

	2002			2001

	Net Income	Weighted Average Shares	Per share Amount	Net Income	Weighted Average Shares	Per share Amount

Basic earnings per share	$418	1,202	$0.35	$264	988	$0.27
Effect of dilutive shares:
assumed exercise of outstanding options	—	10	(0.01)	—	24	(0.01)
Diluted earnings per share	$418	1,212	$0.34	$264	1012	$0.26

	Earnings per share calculation For the nine months ended September 30: (in thousands, except for per share amounts)

	2002			2001

	Net Income	Weighted Average Shares	Per share Amount	Net Income	Weighted Average Shares	Per share Amount

Basic earnings per share	$1,211	1,202	$1.01	$682	821	$0.83
Effect of dilutive shares:
assumed exercise of outstanding options	—	10	(0.01)	—	24	(0.02)
Diluted earnings per share	$1,211	1,212	$1.00	$682	845	$0.81

Note 3.   OFF-BALANCE SHEET COMMITMENTS

In the normal course of business, there are various commitments outstanding, such as commitments to extend credit, which are not reflected in the financial statements.  At September 30, 2002 and December 31, 2001, such commitments included approximately $135,000 and $394,000, respectively, of standby letters of credit and approximately $66,237,000 and $52,510,000, respectively, of undisbursed lines of credit and undisbursed loans in process.  The Company’s exposure to credit loss is represented by the contractual amount of these commitments.  The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

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

Note 5.   ISSUANCE OF TRUST PREFERRED SECURITIES

On July 11, 2002, Centennial Capital Trust I, a newly formed Delaware statutory business trust and a wholly-owned subsidiary of the Company (the “Trust”), issued an aggregate of $6,000,000 of principal amount of Floating Rate TRUPS® (Capital Trust Pass-through Securities of the Trust) (the “Trust Preferred Securities”).  Salomon Smith Barney, Inc. acted as placement agent in connection with the offering of the Trust Preferred Securities.  The securities issued by the Trust are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment.  The entire proceeds to the Trust from the sale of the Trust Preferred Securities were used by the Trust in order to purchase $6,000,000 in principal amount of the Floating Rate Junior Subordinated Deferrable Interest Debentures due 2032 issued by the Company (the “Subordinated Debt Securities”).

Subject to a maximum of 25% of Tier 1 capital for all cumulative preferred stock, the Trust Preferred Securities are included as Tier 1 capital for purposes of calculating the Company’s regulatory capital ratios under the Prompt Corrective Action guidelines issued by the Federal Reserve Board.

The Subordinated Debt Securities bear a variable interest rate equal to LIBOR plus 3.65% (1.8637% + 3.65% = 5.5137% at September 30, 2002), with a maximum rate of 12.5% through the first call date in July 2007.  The Company used approximately $4 million of the approximately $5.8 million in net proceeds it received from the Subordinated Debt Securities to retire existing long-tem debt.  Total broker and legal costs associated with the issuance of $191,500 will be amortized over a 10-year period starting in July 2002.

ITEM 2.   MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Centennial First Financial Services (the “Company”) is the holding company for Redlands Centennial Bank (“Redlands”) in Redlands, California.  This discussion focuses primarily on the results of operations of the Company on a consolidated basis for the three and nine months ended September 30, 2002, and the financial condition of the Company as of September 30, 2002 and 2001.  Results of operations for the three and nine months ended September 30, 2002 include Palomar Community Bank as a branch of Redlands Centennial Bank.  Results of operations for the three and nine months ended September 30, 2001 only include income from Palomar starting August 17, 2001. (See note 4 on page 8).

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

RESULTS OF OPERATIONS

The Company reported net income of $418,000 or $0.35 per basic share and $0.34 per diluted share for the third quarter of 2002.  This compares to net income of $264,000, or $0.27 per basic share and $0.26 per diluted share for the same period in 2001.  Earnings per share for 2001 have been restated due to a stock dividend, which was issued on April 1, 2002.

For the nine months ended September 30, 2002, the Company reported net income of $1.21 million or $1.01 per basic share and $1.00 per diluted share.  This compares to net income of $682,000 or $0.83 per basic share and $0.81 per diluted share for the same period in 2001.

Consolidated statements of earnings as of, and for the three and nine months ended September 30, 2001 represents only income from Redlands through August 16, 2001. Starting August 17, 2001, income from Redlands’ Palomar branch is included in net income.  Consolidated statements of earnings as of, and for the three and nine months ended September 30, 2002 includes income from both Redlands and its branch Palomar.  The acquisition of Palomar, which was consummated on August 17, 2001, has primarily been responsible for the increase in net income for the three and nine months ended September 30, 2002.  The increase in the number of loans booked by the Company during the first nine months of 2002 has continued to positively impact the Company’s earnings.

Return on average assets and return on average equity for the third quarter of 2002 was 0.77% and 10.07% respectively, as compared to 0.70% and 9.54% respectively, for the same period in 2001.  Return on average assets and return on average equity for the nine months ended September 30, 2002 was 1.16% and 15.04% compared to 0.77% and 10.64% for the same period in 2001.  The increase in return on average assets and return on average equity is due to the fact that growth in the Company’s income exceeded growth in the Company’s assets.  Net income for the nine months ended September 30, 2002 increased by 78% over net income for the same period in 2001, while assets grew only 3.5% during the same periods.

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

For the nine months ended September 30, 2002, net interest income before the provision for loan losses was $9.0 million.  This represented an increase of $3.7 million, or 69.2%, over net interest income of $5.3 million for the nine months ended September 30, 2001.  The increase in net interest income for the first nine months of 2002 compared to 2001 was primarily the result of the acquisition of Palomar Community Bank, as well as an increase in the number of loans made during the first nine months of 2002. Total interest earning assets averaged $178.3 million for the first nine months of 2002.  This represented an increase of $18.2 million, or 11.3%, compared to average total interest earning assets of $160.1 million for the first nine months of 2001.

The net interest margin measures net interest income as a percentage of average earning assets.  The net interest margin can be affected by changes in the yield on earning assets and the cost of interest-bearing liabilities, as well as changes in the level of interest-bearing liabilities in proportion to earning assets.  The net interest margin can also be affected by changes in the mix of earning assets as well as the mix of interest-bearing liabilities.  The Company’s net interest margin was 6.71% for the first nine months of 2002, compared to 6.17% for the same period of 2001.  The rate paid on average deposits and other borrowings decreased by 1.05% in these two periods.  This was the primary reason for the increase in the net interest margin, as the return on total interest earning assets only decreased by 0.55% over the same period.  The Company’s Prime rate averaged 7.33% during the first nine months of 2001, compared to 4.97% for the first nine months of 2002.

The yield on average interest earning assets decreased slightly in the first nine months of 2002 to 8.05% from 8.60% in the same period of 2001. The decrease in the yield on average earning assets resulted from a market in which lower interest rates prevailed in the first 9 months of 2002 compared to 2001.  The yield on average interest earning assets also decreased because Palomar’s loans for the most part have lower yields than Redlands’ loans.  The combination of Redlands’ and Palomar’s loans in the first nine months of 2002 caused a decrease in the yield of average loans from the same period in 2001, which only included loans from Redlands for the first 7 ½ months of 2001.  Decrease in yields on average loans had the biggest effect on the decrease in the yield from average interest earning assets.  The yield on average loans decreased to 9.30% for the nine months ended September 30, 2002, as compared to 10.40% for the first nine months of 2001.

The cost of average interest-bearing liabilities, including non-interest bearing deposits and borrowed funds, decreased to 1.31% for the nine months ended September 30, 2002, compared to a cost of 2.36% for the first nine months of 2001.  The decrease is a result of several factors, including a lower interest rate environment in the first nine months of 2002 compared to the same period in 2001, and having higher rate certificates of deposit mature and being replaced by certificates of deposit that reflect the current rate environment.  The cost of average interest-bearing deposits and borrowed funds was 1.73% for the first nine months of 2002 as compared to 3.00% for the same period in 2001.  The cost of borrowed funds was 7.26% for the nine months ended September 30, 2002 compared to 5.52% for the same period in 2001.

The Company reported total interest income of $10.7 million for the nine months ended September 30, 2002, which represented an increase of $3.5 million, or 48.6%, over total interest income of $7.2 million for the nine months ended September 30, 2001.  Interest expense totaled $1.8 million for the nine months ended September 30, 2002, which represented a decrease of $0.1 million, or 5.3%, over total interest expense of $1.9 million for the nine months ended September 30, 2001, and is principally the result of a reduced cost of funds in the first nine months of 2002 compared to the same period in 2001.

For the three months ending September 30, 2002, the Company had total interest income of $3.7 million, which is an increase of $0.9 million or 32.1% over total interest income for the three months ended September 30, 2001.  The increase in interest income during this period can be partially attributed to the acquisition of Palomar, but also to continued loan growth.  Interest expense for the three months ending September 30, 2002 was $527,000, which is a decrease of 27.6% or $201,000 compared to the same period in 2001.  The decrease in interest expense for this period is because the average rate the Company paid for deposits and other borrowings decreased from 2.17% to 1.15% for the three months ending September 30, 2001 and 2002.

The following tables sets forth average assets, liabilities, and shareholders equity; the amount of interest income of interest expense; and the average yield or rate for each category of interest-bearing assets and interest bearing liabilities and the net interest margin (net interest income divided by average earning assets) for the periods indicated.

	Quarter Ended September 30,

	2002			2001

(Dollars in thousands)	Average Balance	Interest Earned/ Paid	Average Interest Rate[1]	Average Balance	Interest Earned/ Paid	Average Interest Rate[1]

INTEREST-EARNING ASSETS:
Federal funds sold	$5,641	$30	2.13%	$25,099	$137	3.49%
Interest-bearing deposits in financial institutions	4,633	56	4.83%	6,941	75	5.25%
Investment securities:
Taxable	24,593	329	5.35%	15,350	161	5.28%
Non-taxable	4,184	46	4.40%	3,687	40	4.34%

Total investments	39,051	461	4.74%	51,077	413	4.33%
Loans	138,212	3,238	9.37%	114,340	2,365	10.02%

Total average interest-earning assets	$177,263	$3,699	8.35%	$165,417	$2,778	8.26%

INTEREST-BEARING LIABILITIES:
Demand deposits	$51,315	$—	—	$37,523	$—	—
Interest-bearing demand deposits	15,299	12	0.31%	18,163	14	0.47%
Money market deposits	36,019	73	0.81%	38,940	167	1.95%
Savings deposits	17,833	23	0.52%	14,191	37	1.22%
Time deposits of $100,000 or more	28,399	168	2.37%	26,813	262	4.56%
Time deposits under $100,000	29,507	161	2.18%	34,952	227	4.05%

Total average interest-bearing liabilities	$127,057	$437	1.38%	$133,059	$707	2.75%

Other borrowings	4,492	90	8.01%	1,596	21	5.26%

Total average deposits and other borrowings	$182,864	$527	1.15%	$172,178	$728	2.17%

Average rate excluding demand deposits			1.60%			2.78%
Net interest income		$3,172			$2,050

Net interest margin			7.16%			6.00%

1 Average rates/yields for these periods have been annualized

	Nine months Ended September 30,

	2002			2001

(Dollars in thousands)	Average Balance	Interest Earned/ Paid	Average Interest Rate[2]	Average Balance	Interest Earned/ Paid	Average Interest Rate[2]

INTEREST-EARNING ASSETS:
Federal funds sold	$9,049	$114	1.68%	$25,618	$321	3.75%
Interest-bearing deposits in financial institutions	4,678	161	4.59%	7,136	209	5.36%
Investment securities:
Taxable	27,312	1,057	5.16%	12,832	359	5.83%
Non-taxable	4,116	140	4.54%	3,681	119	4.31%

Total investments	45,155	1,472	4.35%	49,267	1,008	4.57%
Loans	133,143	9,287	9.30%	110,849	6,218	10.40%

Total average interest-earning assets	$178,298	$10,759	8.05%	$160,116	$7,226	8.60%

INTEREST-BEARING LIABILITIES:
Demand deposits	$43,982	$—	—	$35,032	$—	—
Interest-bearing demand deposits	20,613	28	0.18%	18,500	68	0.68%
Money market deposits	33,558	201	0.80%	36,758	528	2.31%
Savings deposits	18,459	71	0.51%	13,988	124	1.48%
Time deposits of $100,000 or more	29,058	566	2.60%	24,835	710	4.95%
Time deposits under $100,000	31,377	674	2.86%	35,300	478	4.13%

Total average interest-bearing liabilities	$133,065	$1,540	1.54%	$129,381	$1,898	2.99%

Other borrowings	4,406	240	7.26%	534	21	5.25%

Total average deposits and other borrowings	$181,453	$1,780	1.31%	$164,947	$1,919	2.36%

Average rate excluding demand deposits			1.73%			3.00%
Net interest income		$8,979			$5,307

Net interest margin			6.71%			6.17%

The following table presents a rate and volume analysis for changes in interest income, interest expense, and net interest income.

	Quarter Ended September 30, 2002 Compared to Quarter Ended September 30, 2001 Increase (Decrease) Due to

(Dollars in thousands)	Volume	Rate	Total

INCREASE (DECREASE) IN INTEREST INCOME
Federal funds sold	$(679)	$572	$(107)
Interest-bearing deposits in financial institutions	(121)	102	(19)
Investment securities:
Taxable	488	(320)	168
Non-Taxable	22	(16)	6
Loans	2,392	(1,519)	873

Total	$2,102	$(1,181)	$921

INCREASE (DECREASE) IN INTEREST EXPENSE
Interest bearing demand deposits	$(13)	$11	$(2)
Money market deposits	(57)	(37)	(94)
Savings deposits	44	(58)	(14)
Time deposits of $100,000 or more	72	(166)	(94)
Time deposits under $100,000	(221)	155	(66)
Other borrowings	152	(83)	69

Total	$(23)	$(178)	$(201)

TOTAL CHANGE IN NET INTEREST INCOME	$2,125	$(1,003)	$1,122

2  Average rates/yields for these periods have been annualized

	Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001 Increase (Decrease) Due to

	Volume	Rate	Total

INCREASE (DECREASE) IN INTEREST INCOME
Federal funds sold	$(621)	$414	$(207)
Interest-bearing deposits in financial institutions	(132)	84	(48)
Investment securities:
Taxable	844	(146)	698
Non-Taxable	19	2	21
Loans	2,319	750	3,069

Total	2,429	1,104	3,533

INCREASE (DECREASE) IN INTEREST EXPENSE
Interest bearing demand deposits	14	(44)	(30)
Money market deposits	(74)	(253)	(327)
Savings deposits	66	(119)	(53)
Time deposits of $100,000 or more	209	(353)	(144)
Time deposits under $100,000	(162)	358	196
Other borrowings	203	16	219

Total	256	(395)	(139)

TOTAL CHANGE IN NET INTEREST INCOME	$2,173	$1,499	$3,672

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

For the nine months ended September 30, 2002, the provision for loan losses increased 85% or $141,000 to $307,000, compared to $166,000 in the same period in 2001.  The increase in 2002 is primarily the result of the growth in the size of the Company’s loan portfolio, which was due primarily to the acquisition of Palomar, as well as continued strong demand for loans.  The procedures for monitoring the adequacy for the allowance for loan losses, as well as detailed information concerning the allowance itself, are included below under “Allowance for loan losses.”

NON-INTEREST INCOME

Non-interest income includes revenues earned from sources other than interest income.  These sources include:  service charges and fees on deposit accounts, gains from sales of loans, gain or loss on sale of securities or on other real estate owned, increases in the cash surrender value of life insurance, and other sources of income.

Other operating income totaled $1.8 million for the nine months ended September 30, 2002.  This represented an increase of $0.5 million, or 38.4%, from other operating income of $1.3 million for the nine months ended September 30, 2001.  The increase was primarily the result of increases in the amount of customer service fees collected as a result of the Palomar Community Bank acquisition in August 2001, and an increase in gains from loans sold.  For the third quarter of 2002, other operating income totaled $642,000, which represents a $71,000 increase or 12.4% over the same period in 2001.  The increase in the third quarter of 2002 is primarily the result of increases in the volume of loans sold.

The following table sets forth components of Centennial First’s non-interest income for the periods indicated and expresses the amounts as percentage of total non-interest income:

	Three months ended September 30,		Nine months ended September 30,

(Dollars in thousands)	2002	2001	2002	2001

	Amount	Amount	Amount	Amount
NON-INTEREST INCOME:
Customer service fees	$188	$174	$543	$460
Gain from sale of loans	162	71	501	270
Increase in cash value Of life insurance	53	41	152	54
Broker fee income	94	58	188	133
Other income	145	227	395	423

Total other income	$642	$571	$1,779	$1,340

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

	Amount	Amount	Amount	Amount
Customer service fees	29.28%	30.47%	30.52%	34.33%
Gain from sale of loans	25.23%	12.43%	26.16%	20.15%
Increase in cash value Of life insurance	8.26%	7.18%	8.54%	4.03%
Broker fee income	14.64%	10.16%	10.57%	9.92%
Other income	22.59%	39.76%	22.20%	31.57%

Total other income	100.00%	100.00%	100.00%	100.00%

Total non-interest income as a percent of average assets (annualized):	1.18%	1.52%	1.14%	1.52%

NON-INTEREST EXPENSE

Non-interest expenses for the Company  includes  expenses for salaries and benefits,  occupancy,  equipment,  professional services,  promotion and other expenses (data processing,  stationery and supplies, deposit insurance,  promotional,  other real estate owned,  and misc.  expenses).  Other  operating expenses  totaled  $8.7 million for the nine  months  ended September 30,  2002.  This represented an increase of $3.4 million, or 64.2%, over other operating expenses of $5.3 million for the nine months ended September 30, 2001.  The increase in non-interest expense is due to the acquisition of Palomar Community Bank, as well as increases in professional fees due to the merger of Palomar Community Bank into Redlands Centennial Bank in 2002, as well as increases in salaries during the first 9 months of 2002.  For the third quarter of 2002, other operating expenses totaled $3.0 million.  This represents a $1.0 million increase or 50.0% over the same period in 2001.  The increase in the third quarter of 2002 is primarily the result of the acquisition of Palomar Community Bank in the second half of 2001, as well as increased professional fees related to the merger of Palomar into Redlands Centennial Bank.

The following table sets forth components of Centennial First’s non-interest expense for the periods indicated and expresses the amounts as a percentage of total non-interest expense:

	Three months ended September 30,		Nine months ended September 30,

(Dollars in thousands)	2002	2001	2002	2001

	Amount	Amount	Amount	Amount
OTHER EXPENSES:
Salaries, wages, and employee benefits	$1,525	$1,142	$4,296	$2,992
Net occupancy expense	432	178	1,115	660
Marketing	70	108	163	167
Data processing fees	238	111	564	274
Professional fees	181	76	645	329
Postage, telephone, supplies	109	38	389	113
Directors fees	35	30	113	88
Legal settlement	225	—	425	—
Other operating expenses	228	298	970	703

Total other expenses	$3,043	$1,981	$8,680	$5,326

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

	Amount	Amount	Amount	Amount
Salaries, wages, and employee benefits	50.12%	57.64%	49.49%	56.17%
Net occupancy expense	14.20%	8.99%	12.85%	12.39%
Marketing	2.30%	5.45%	1.88%	3.14%
Data processing fees	7.82%	5.60%	6.50%	5.14%
Professional fees	5.95%	3.84%	7.43%	6.18%
Postage, telephone, supplies	3.58%	1.92%	4.48%	2.12%
Directors fees	1.15%	1.51%	1.30%	1.65%
Legal settlement	7.39%	0.00%	4.90%	0.00%
Other operating expense	7.49%	15.05%	11.17%	13.21%

Total other expenses	100.00%	100.00%	100.00%	100.00%

Total non-interest expense as a percent of average assets (annualized):	5.61%	5.34%	5.54%	6.08%

FINANCIAL CONDITION

GENERAL

The Company’s total assets were $199.5 million at September 30, 2002, an increase of 0.8% or $1.5 million, compared to total assets of $198.0 million at December 31, 2001.  Total deposits at September 30, 2002 were $172.6 million, a slight decrease from total deposits of $174.3 million at December 31, 2001.  Total loans, net of the allowance for loan losses and unearned income increased 9.1%, or $11.5 million to a total of $137.2 million.  Strong loan demand in the market areas of Redlands and Palomar contributed to the increase in total assets and total loans.

LOANS

The Company’s total gross loans at September 30, 2002 were $139.3 million, representing a 9.2% increase over total gross loans at December 31, 2001 of $127.6 million.  The Company’s lending focus is commercial, real estate, and construction loans.  These types of loans make up 93% of the total loan portfolio.  The performance and future repayment of construction and real estate loans is dependent on a number of regional economic factors, including real estate prices.  The future repayment of commercial loans is generally dependent on future cash flows from business operations.

The remaining types of loans consist of auto loans, equity loans, indirect loans, and other types of consumer loans.  These types of loans make up the remaining 7% of the total loan portfolio.

The following table shows the amounts of total loans outstanding by category as of the dates indicated:

	September 30, 2002		December 31, 2001

(Dollars in thousands)	Amount	%	Amount	%

Real estate loans
Construction and development	$50,715	36%	$37,950	30%
Mortgage loans	46,262	33%	49,127	39%
Commercial loans	32,945	24%	30,581	24%
Automobile loans	2,185	2%	2,362	2%
Indirect loans	16	0%	583	0%
Equity loans	5,567	4%	4,759	3%
Consumer and other loans	1,604	1%	2,198	2%

Total loans	139,294	100%	127,560	100%
Less unearned income	(377)		(405)
Less allowance for loans losses	(1,670)		(1,460)

Net loans	$137,247		$125,695

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

Nonperforming assets include loans for which interest is no longer accruing, loans 90 or more days past due, impaired loans and other real estate owned. As a result of Centennial First’s continued adherence to strict loan standards and policies, nonperforming assets at September 30, 2002 were  $543,000 compared to $241,000 at December 31, 2001, representing .39% and .19% of gross loans at September 30, 2002 and December 31, 2001, respectively.

The following table provides information with respect to all nonperforming assets as of September 30, 2002 and December 31, 2001:

(Dollars in thousands)	September 30 2002	December 31 2001

Loans on nonaccrual status	$543	$241
Loans past due greater than 90 days	—	—

Total nonperforming assets	$543	$241

Allowance for loan losses	$1,670	$1,460
Ratio of total nonperforming assets[3] to total loans	.39%	.19%
Ratio of allowance for loan losses to total nonperforming assets	307.55%	605.09%
Ratio of non-performing loans to total loans	.39%	.19%

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses totaled $1.7 million at September 30, 2002, compared to $1.5 million at December 31, 2001. The procedures for monitoring the adequacy of the allowance, as well as detailed information concerning the allowance itself, are included below.  The increase in the allowance in the nine months ended September 30, 2002 was primarily due to a decrease in the amount of loans charged off in the first nine months of 2002 compared to the same period in 2001, as well as an increase in the provision charged to operations for the same nine month periods.

The allowance for loan losses is increased by the provision for loan losses and decreased by charge-offs, and increased for recoveries.  The adequacy of the allowance for loan losses is measured in the context of several key ratios and factors including: (1) the ratio of the allowance to total outstanding loans; (2) the ratio of total nonperforming loans to total loans; and, (3) the ratio of net charge-offs (recoveries) to average loans outstanding. Additional factors considered in establishing an appropriate allowance include a careful assessment of the financial condition of the borrower; a realistic determination of the value and adequacy of underlying collateral; the condition of the local economy and the condition of the specific industry of the borrower; comprehensive analysis of the levels and trends of loan categories; and a review of delinquent and classified loans. Management’s evaluation is based on a system whereby each loan is “graded” at the time of origination, extension or renewal. Each grade is assessed a risk factor, which is calculated to assess the adequacy of the allowance for loan losses. Further, management considers other factors including changes in the nature and volume of the loan portfolio, overall portfolio quality, loan concentrations, trends in the level of delinquent and classified loans, specific problem loans and commitments, and current and anticipated economic conditions.  Management and the Board of Directors review the allowance for loan losses monthly.  While the Board of Directors believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in material adjustments, and net earnings could be

3  Consists entirely of nonperforming loans. The Company had no OREO as of September 30, 2002 or December 31, 2001.

significantly adversely affected, if circumstances differ substantially from the assumptions used in making the final determination.

The allowance for loan losses as a percentage of total loans outstanding as of September 30, 2002 was 1.20%, as compared to 1.19% as of September 30, 2001.  Net loan charge-offs during the third quarter of 2002 approximated $68,000, or 0.05% of average total loans, compared to $186,000 or 0.16% during the same period in 2001.  Net loan charge-offs during the first nine months of 2002 totaled $97,000, compared to $227,000 during the same period in 2001.   The Company maintains the allowance for loan losses at a level management feels is adequate to absorb losses inherent in the loan portfolio. The evaluation is based upon a continuous review of the Company’s and the banking industry’s historical loan loss experience, known and inherent risks contained in the loan portfolio, composition and growth of the loan portfolio, current and projected economic conditions and other factors. However, no assurance can be given that changes in the current economic environment in the Company’s market areas or other circumstances will not result in increased losses in the loan portfolio in the future.

The following table summarizes the changes in the allowance for loan losses for the periods shown:

	Nine months ended September 30,

(Dollars in thousands)	2002	2001

Allowance for loan losses balance, beginning of period	$1,460	$868
Acquisition allowance, Palomar		603
Loans charged off:
Real estate	49	—
Commercial	22	163
Consumer	46	64
Lease financing	—	—
Credit card and related accounts	5	8

Total loans charged off	122	235
Recoveries:
Real estate	2	—
Commercial	12	3
Consumer	11	5
Credit card and related accounts	—	—

Total recoveries	25	8

Net (charge-offs) recoveries	(97)	(227)

Provision charged to operations	307	280
Provision for off-balance sheet commitments	—	(114)

Allowance for loan losses balance, end of period	$1,670	$1,410

Loans outstanding at end of period, net of unearned interest income	$139,294	$118,203
Average loans outstanding for the period, net of unearned interest income	$133,143	$110,849
Ratio of net loans charged off (recovered) to average loans outstanding	.07%	.21%
Ratio of allowance for loan losses to loans at end of period	1.20%	1.19%

The following table summarizes the allocation of the allowance for loan losses:

	September 30, 2002		December 31, 2001

(Dollars in thousands)	Allowance for Loan Losses	Ratio of Loan Category to Outstanding Total Loans	Allowance for Loan Losses	Ratio of Loan Category to Outstanding Total Loans

Real estate-construction	$468	36%	$200	30%
Real estate-mortgage	561	33%	430	39%
Commercial loans	507	24%	571	24%
Automobile	0	2%	69	2%
Indirect	0	0%	0	0%
Equity loans	54	4%	25	3%
Consumer & other	80	1%	45	2%
Not allocated	—		120

Total allowance for loan loss	$1,670	100%	$1,460	100%

Total loans	$139,294		$127,155

INVESTMENTS

Centennial First’s investment portfolio provides income to Centennial First and also serves as a source of liquidity. Total yield, maturity and risk are among the factors considered in building the investment portfolio.  Pursuant to FASB 115, securities must be classified as “held to maturity,” “available for sale,” or “trading securities.” Those securities held in the “available for sale” category must be carried on Centennial First’s books at fair market value. At September 30, 2002 and December 31, 2001, 100% of the investment securities owned by the Company were classified as “Available for Sale.”  At September 30, 2002, Centennial First’s investment portfolio at fair value consisted of $22.7 million in mortgage-backed securities, $4.8 million in municipal bonds, $487,000 of marketable equity securities, $271,000 in U.S. Treasury obligations, and $186,000 of corporate securities compared to $28.7 million, $4.5 million, $487,000, $264,000, and $0 respectively at December 31, 2001.  The slight decrease in the Company’s investment portfolio was due to maturities, early payoffs for some of the Mortgage-backed securities, and funds reinvested in loans.

The Company also has cash invested in interest-bearing deposits and short-term time certificates at other financial institutions totaling $4.98 million at September 30, 2002 versus $5.95 million at December 31, 2001.  Overnight federal funds sold totaled $4.19 million at September 30, 2002, versus $7.50 million at December 31, 2001.

The following table is a comparison of amortized cost and fair value of investment securities at September 30, 2002 and December 31, 2001:

	September 30, 2002

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

AVAILABLE-FOR-SALE:
Mortgage-backed securities	$22,323	$388	$—	$22,711
Obligations of States and Local Governments	4,596	202	—	4,798
Marketable Equity Securities	487	—	—	487
U.S. Treasury Obligations	257	14	—	271
Corporate Securities	186	—	—	186

	$27,849	$604	$—	$28,453

	December 31, 2001

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

AVAILABLE-FOR-SALE:
Mortgage-backed securities	$28,436	$271	$—	$28,707
Obligations of States and Local Governments	4,624	3	71	4,556
Marketable Equity Securities	487	—	—	487
U.S. Treasury Obligations	260	4	—	264

	$33,807	$278	$71	$34,014

DEPOSITS

Total deposits decreased slightly by $1.7 million, or 1.0%, to $172.6 million at September 30, 2002 from $174.3 million at December 31, 2001. Noninterest-bearing demand deposits at September 30, 2002, were $49.6 million, an increase of $8.2 million, or 19.8% from $41.4 million at December 31, 2001. Interest bearing and NOW accounts decreased 6.3%, or $3.3 million to $48.9 million at September 30, 2002 from $52.2 million at December 31, 2001. Savings and time deposits decreased by $6.7 million to $74.0 million at September 30, 2002 from $80.7 million at December 31, 2001.  The slight decrease in deposits in the first nine months of 2002 is due to a decrease in deposits at the Palomar branch after the fee structure of Redlands was implemented at Palomar.

The average rate paid on time deposits was significantly lower in the first nine months of 2002 compared to 2001, with the average rate paid on time deposits of $100,000 or more decreased from 4.95% for the year ended December 31, 2001 to 2.60% for the nine months ended September 30, 2002, while the average rate on time deposits under $100,000 decreased from 4.11% for the year ended December 31, 2001 to 2.86% for the nine months ended September 30, 2002.  The decrease in the rates paid on time deposits is a result of the interest rate decreases throughout 2001.

The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated:

	Nine Months Ended September 30, 2002		Year Ended December 31, 2001

(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate

INTEREST-BEARING LIABILITIES:
Demand deposits	$43,982	—	$36,050	—
Interest-bearing demand deposits	20,613	0.18%	17,455	0.45%
Money market deposits	33,558	0.80%	37,429	2.00%
Savings deposits	18,459	0.51%	14,554	1.41%
Time deposits of $100,000 or more	29,058	2.60%	25,211	4.94%
Time deposits under $100,000	31,377	2.86%	36,489	4.11%

Total interest-bearing deposits	133,065	1.54%	$131,138	2.11%

Total deposits	$177,047	1.16%	$167,188	1.56%

The following table sets forth, by time remaining to maturity, all time certificates of deposit accounts outstanding in amounts of $100,000 or more at September 30, 2002 and December 31, 2001:

(Dollars in thousands)	As of September 30, 2002	As of December 31, 2001

Three months or less	$10,168	$14,035
Over three through twelve months	18,147	14,374
Over one year to three years	206	924
Over three years	1,259	102

Total	$29,780	$29,435

LIQUIDITY

Liquidity is the Company’s ability to absorb fluctuations in deposits while simultaneously providing for the credit needs of its borrowers.  The Company has adopted policies to maintain a relatively liquid position to enable it to respond to changes in the financial environment and ensure sufficient funds are available to meet those needs.  Generally, the Company’s major sources of liquidity are customer deposits, sales and maturities of investment securities, proceeds from the sale of loans, the use of federal funds markets, borrowings from the Federal Home Loan Bank (FHLB), and net cash provided by operating activities.  Scheduled loan payments are a relatively stable source of funds, while deposit inflows and unscheduled loan repayments are not a stable source of liquidity.  The Company holds overnight federal funds as a cushion for temporary liquidity needs.  During the nine months ended September 30, 2002, federal funds sold averaged $9.0 million, or 4.3% of total average assets compared to $25.6 million or 13.3% of total average assets at September 30, 2001.  Redlands also maintains borrowing arrangements with several correspondent banks.

The following table sets forth certain information with respect to Centennial First’s liquidity as of September 30, 2002 and December 31, 2001.

(Dollars in thousands)	As of September 30, 2002	As of December 31, 2001

Cash and due from banks	$11,414	$10,040
Federal funds sold	4,190	7,503
Interest earning deposits	4,980	5,954
Unpledged securities	26,956	31,377

Total liquid assets	$47,540	$54,874

Liquidity ratios(1)
Liquid assets
Ending assets	23.83%	27.71%
Ending deposits(2)	27.54%	31.95%

(1)	Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits and market value of available-for-sale securities less book value of pledged securities.

(2)	Less pledged public deposits.

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

“INTEREST RATE RISK”. The table below shows the potential change in NIM (before taxes) if rates changed as of September 30, 2002. NIM is the “net interest margin” which is the spread or difference between interest-earning assets and interest-paying liabilities. Centennial First’s NIM tends to increase if rates rise, and tends to decline if rates fall. The cause of this exposure is due to Centennial First’s concentration of short-term and rate sensitive loans as of September 30, 2002.

“ECONOMIC RISK”. Centennial First establishes earnings risk limits for flat rates, up/down 100 basis points, and up/down 200 basis points. Centennial First has determined that under these scenarios, the resultant “economic value of equity” or “EVE” should be no higher than 20% and no lower than 7%. The Company measures the potential change in the net present value of its net existing assets and liabilities if rates change (the “EVE”). The table below also shows the EVE. The EVE is determined by valuing Centennial First’s assets and liabilities as of September 30, 2002, using a present value cash flow calculation as if Centennial First is liquidated. The EVE increases when rates increase because there are more variable rate assets than variable rate liabilities.

The following table presents possible changes to net interest margin based on changes in prevailing interest rates:

(Dollars in thousands)

Change in Interest Rates	Change in NIM (In thousands pre-tax)	% Change in NIM to Shareholder Equity (pre-tax)	% of EVE

+2%	$(3,404)	(19.26)%	7.39%
+1%	(1,680)	(9.50)%	8.19%
-1%	1,487	8.41%	9.63%
-2%	2,555	14.46%	10.10%

CAPITAL RESOURCES

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

The total risk-based capital ratio, tier 1 risk-based capital ratio, and leverage ratio for the Company increased by 22.2%, 30.5%, and 45.3% respectively from December 31, 2001 to September 30, 2002.  These increases are primarily due to the issuance of the Junior Subordinated Debt (Trust Preferred Securities) by the Company on July 11, 2002.

The total risk-based capital ratio, tier 1 risk-based capital ratio, and leverage ratio for Redlands Centennial Bank increased by 18.0%, 19.1%, and 22.1% respectively from December 31, 2001 to September 30, 2002.  These increases are primarily due to the merger of Palomar Community Bank into Redlands Centennial Bank on May 24, 2002.

The following table illustrates the capital and prompt corrective action guidelines applicable to the Company and Redlands Centennial Bank, as well as their total risk-based capital ratios, Tier 1 capital ratios and leverage ratios as of September 30, 2002 and December 31, 2001:

	At 9/30/02	At 12/31/01	Minimum Necessary to Be Well Capitalized	Minimum Necessary to Be Adequately Capitalized

Centennial First Financial Services:
Total risk-based capital ratio	13.53%	11.07%	10.0%	8.0%
Tier 1 risk-based capital ratio	10.83%	8.30%	6.0%	4.0%
Leverage ratio	8.27%	5.69%	5.0%	4.0%

	At 9/30/02	At 12/31/01	Minimum Necessary to Be Well Capitalized	Minimum Necessary to Be Adequately Capitalized

Redlands Centennial Bank:
Total risk-based capital ratio	11.85%	10.04%	10.0%	8.0%
Tier 1 risk-based capital ratio	10.60%	8.90%	6.0%	4.0%
Leverage ratio	8.01%	6.56%	5.0%	4.0%

Risked-based capital ratios for Palomar Community Bank are included in Redlands Centennial Bank as of September 30, 2002.

ITEM 3.  CONTROLS AND PROCEDURES

(a)     Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c) as of a date within 90 days of the filing date of this report (the “Evaluation Date”) have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)     Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such controls requiring corrective actions.  As a result, no corrective actions were taken.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On July 10, 2002 the Company settled a breach of contract lawsuit for $425,000, all of which was expensed in 2002.  For more information, refer to the caption “LEGAL PROCEEDINGS” on page 22 of the Company’s form 10-KSB filed on March 29, 2002.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)     EXHIBITS

Item	Description

1.	Plan of Reorganization and Agreement of Merger, Dated December 1, 1999 Filed as exhibit to Form S-4 dated October 20, 1999
3.1	Articles of Incorporation, Filed as exhibit to Form S-4 dated October 20, 1999
3.2	Certificate of Amendment of Articles of Incorporation, dated May 4, 2000. Filed as exhibit to Form 10-QSB, dated August 9, 2002
3.3	Restated Bylaws of the Corporation, dated July 26, 2002. Filed as exhibit to Form 10-QSB, dated August 9, 2002.
10.1	Plan document for the Redlands Centennial Bank Employee Stock Ownership Plan Filed as exhibit to Form S-4 date October 20, 1999.
10.2	Redlands Centennial Bank 1990 Stock Option Plan and Addendums Filed as exhibit to Form S-4 dated October 20, 1999.
10.3	Brea Branch Lease, dated September 20, 2000 Filed as exhibit to Form SB-2 dated March 21, 2001.
10.4	Form of Indemnification Agreement Filed as exhibit to Form SB-2 dated March 21, 2001 .
10.5	Stock Purchase Agreement for Palomar Community Bank Dated December 1, 2000 Filed as exhibit to Form SB-2 dated March 21, 2001.
10.6	Employment Agreement of Richard Sanborn, dated December 1, 2000. Filed as exhibit to Form 10-KSB dated March 29, 2002.
10.7	Salary Continuation plan of Timothy P. Walbridge, dated August 1, 2001. Filed as exhibit to Form 10-KSB dated March 29, 2002.
10.8	Salary Continuation plan for Beth Sanders, dated October 1, 2001. Filed as exhibit to Form 10-KSB dated March 29, 2002.
10.9	Salary Continuation plan of Richard Sanborn, dated October 1, 2001. Filed as exhibit to Form 10-KSB dated March 29, 2002.
10.10	Employment Agreement of Timothy P. Walbridge, dated December 1, 2001. Filed as exhibit to Form 10-KSB dated March 29, 2002.
10.11	Employment Agreement of Beth Sanders, dated December 1, 2001. Filed as exhibit to Form 10-KSB dated March 29, 2002.
10.12	Amendment to Salary Continuation plan of Timothy P. Walbridge, dated December 1, 2001 Filed as exhibit to Form 10-KSB dated March 29, 2002.
10.13	Amendment to Salary Continuation plan of Richard Sanborn, dated December 1, 2001. Filed as exhibit to Form 10-KSB dated March 29, 2002.
10.14	Redlands Centennial Bank Employee Stock Ownership Plan, dated February 1, 2000 Filed as exhibit to Form 10-QSB dated May 12, 2000.
10.15	Centennial First Financial Services Amended Stock Option Plan, dated February 20, 2002.
10.16	Palomar Community Bank lease, dated April 15, 1987 Filed as exhibit to Form 10-QSB dated, May 14, 2002.
10.17	Trust Preferred Securities Indenture, dated July 11, 2002.
10.18	Trust Preferred Securities Amended and Restated Declaration of Trust, dated July 11, 2002.
10.19	Trust Preferred Securities Guarantee Agreement, dated July 11, 2002.
99.1	Certification of periodic financial report.

(B)     REPORTS ON FORM 8-K

The Company filed no reports on form 8-K during the third quarter of 2002.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTENNIAL FIRST FINANCIAL SERVICES (Registrant)

Date	11/12/02	/s/ BETH SANDERS

Beth Sanders Chief Financial Officer (Principal Accounting Officer, and officer authorized to sign on behalf of the registrant)

Certification

I, Beth Sanders, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Centennial First Financial Services;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002

/s/ BETH SANDERS

Executive Vice-President/Chief Financial Officer