Form 10QSB/A
period 2002-09-30
CENTENNIAL FIRST FINANCIAL SERVICES
filed 2002-12-06
CIK 1097081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

Explanation for amendment of September 30, 2002 Form 10-QSB

This September 30, 2002 Form 10-QSB/A for Centennial First Financial Services is being filed due to the accidental omission of the disclosure controls and procedures statement signed by the Company’s President and Chief Executive Officer, Timothy P. Walbridge. This statement was accidentally omitted from the original filing, and is included in this amended filing.

This filing also includes immaterial adjustments related to the Trust Preferred Securities. These adjustments do not affect the substance of the original filing.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION
September 30, 2002 & December 31, 2001

	2002	2001
	(unaudited)
	Dollar amounts in thousands

ASSETS
Cash and due from banks	$11,414	$10,040
Federal funds sold	4,190	7,503

Total cash and cash equivalents	15,604	17,543
Interest-bearing deposits in financial institutions	4,980	5,954
Investment securities, available for sale	28,267	34,014
Federal Home Loan Bank stock	361	396
Loans, net	137,247	125,695
Accrued interest receivable	864	932
Premises and equipment, net	2,667	2,647
Goodwill	4,180	4,180
Cash surrender value of life insurance	4,157	3,213
Other assets	1,021	3,452

Total assets	$199,348	$198,026

LIABILITIES
Deposits:
Noninterest-bearing	$49,588	$41,413
Interest-bearing and NOW accounts	48,994	52,232
Savings	15,531	17,340
Time deposits $100,000 or greater	29,780	29,435
Other time deposits	28,743	33,908

Total deposits	172,636	174,328
Accrued interest payable	127	223
Long-term debt	—	3,500
Redeemable Preferred Securities of Subsidiary trust holding solely Junior Subordinated Debentures	6,000	—
Other liabilities	3,868	4,703

Total liabilities	182,631	182,754

STOCKHOLDERS’ EQUITY
Common stock, $4 stated value; authorized 10,000,000 shares, issued and outstanding 1,202,119 and 1,144,440 shares at September 30, 2002 and December 31, 2001, respectively	4,808	4,578
Additional paid-in capital	9,100	8,386
Retained earnings	2,463	2,196
Accumulated other comprehensive income (loss)	346	112

Total stockholders’ equity	16,717	15,272

Total liabilities and stockholders’ equity	$199,348	$198,026

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS
Three and Nine Months Ended September 30, 2002 and 2001

	Three months ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	Dollar amounts in thousands, except per share amounts

Interest income:
Interest and fees on loans	$3,238	$2,365	$9,287	$6,218
Deposits in financial institutions	56	75	161	209
Federal funds sold	30	137	114	321
Investments	375	201	1,197	478

Total interest income	3,699	2,778	10,759	7,226

Interest expense:
Demand and savings deposits	108	218	300	710
Time deposits $100,000 or greater	168	262	566	710
Other time deposits	161	227	674	478
Interest on borrowed funds	90	21	240	21

Total interest expense	527	728	1,780	1,919

Net interest income	3,172	2,050	8,979	5,307
Provision for loan losses	146	230	307	280

Net interest income after provision for loan losses	3,026	1,820	8,672	5,027

Other income:
Customer service fees	188	174	543	460
Gain from sale of loans	162	71	501	270
Gain (loss) from sale of investment securities	—	(1)	—	—
Other income	292	327	735	610

Total other income	642	571	1,779	1,340

Other expenses:
Salaries and wages	1,108	957	3,296	2,550
Employee benefits	417	185	1,000	442
Net occupancy expense	309	178	1,115	660
Other operating expense	1,209	661	3,269	1,674

Total other expenses	3,043	1,981	8,680	5,326

Income before provision for income taxes	625	410	1,771	1,041
Provision for income taxes	207	146	560	359

Net income	$418	$264	$1,211	$682

Basic earnings per share	$0.35	$0.27	$1.01	$0.83

Diluted earnings per share	$0.34	$0.26	$1.00	$0.81

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2002 and 2001

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Dollar amounts in thousands

BALANCE, DECEMBER 31, 2000	$2,769	$2,959	$1,184	$(42)	$6,870
Comprehensive income:
Net income	—	—	682	—	682
Change in net unrealized gain (loss) on investment securities available for sale, after tax effects	—	—	—	221	221

Total comprehensive income					903

Cash dividend	—	—	(35)	—	(35)
Proceeds from issuance of common stock	1,694	5,359	—	—	7,053
Exercise of stock options, including tax benefit	110	64	—	—	174

BALANCE, SEPTEMBER 30, 2001 (unaudited)	$4,573	$8,382	$1,831	$179	$14,965

BALANCE, DECEMBER 31, 2001	$4,578	$8,386	$2,194	$112	$15,270
Comprehensive income:
Net income	—	—	1,211	—	1,211
Change in net unrealized gain on investment securities available for sale, after tax effects	—	—	—	234	234

Total comprehensive income					993

Stock dividend	228	714	(942)	—	—
Cash paid in lieu of Fractional shares	(3)	—	—	—	(3)
Exercise of stock options, including tax benefit	5	—	—	—	5

BALANCE, SEPTEMBER 30, 2002 (unaudited)	$4,808	$9,100	$2,463	$346	$16,717

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2002 and 2001

	2002	2001
	(unaudited)	(unaudited)
	Dollar amounts in thousands
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,211	$682
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	425	358
Provision for loan losses	307	280
Gain from sale of loans	(554)	(272)
Amortization of deferred loan fees	(387)	(349)
Amortization of excess purchase value of deposits	(133)	24
Amortization of excess purchase value of loans	112	-—
Increase in intangible asset	-—	(203)
Deferred income tax provision (benefit)	438	(174)
Amortization of premiums on investment securities available for sale	191	80
Increase in cash surrender value of life insurance	(144)	(46)
Decrease (increase) in assets:
Accrued interest receivable	68	(324)
Other assets	1,326	(179)
Increase (decrease) in liabilities:
Accrued interest payable	(96)	(49)
Other liabilities	(837)	1,098

Net cash provided by (used in) operating activities	1,927	926

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits in financial institutions	974	(2,690)
Activity in available for sale securities:
Net sales, maturities and (purchases)	5,790	(15,994)
Purchased goodwill from the acquisition of Palomar	-—	(4,180)
Proceeds from sale of other real estate owned	-—	24
Redemptions (Purchases) of Federal Home Loan Bank stock	35	(330)
Purchase of Pacific Coast Bankers’ Bank stock	-—	(487)
Net increase in loans	(11,030)	(57,678)
Additions to bank premises and equipment	(445)	(716)

Net cash used in investing activities	(4,676)	(82,051)

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Nine Months Ended September 30, 2002 and 2001

	2002	2001
	(unaudited)	(unaudited)
	Dollar amounts in thousands
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand and savings deposits	$3,128	$47,767
Net (decrease) increase in time deposits	(4,820)	38,474
Cash dividends	—	(35)
Proceeds from issuance of long-term debt	—	3,300
Repayment of long-term debt	(3,500)	—
Proceeds from issuance of Redeemable Preferred Securities of Subsidiary Trust Holding solely Junior Subordinated Debentures	6,000	—
Proceeds from stock issuance	—	7,054
Cash paid in lieu of fractional shares	(3)	—
Proceeds from exercise of stock options	5	174

Net cash provided by financing activities	810	96,734

Net (decrease) increase in cash and cash equivalents	(1,939)	15,609
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,543	15,709

CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,604	$31,318

SUPPLEMENTARY INFORMATION
Interest paid	$1,876	$2,175

Income taxes paid	$590	$367

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
	(Dollars in thousands)
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

1Average rates/yields for these periods have been annualized

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

2 Average rates/yields for these periods have been annualized

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
	(Dollars in thousands)

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
	(Dollars in thousands)
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

FINANCIAL CONDITION

GENERAL

The Company’s total assets were $199.3 million at September 30, 2002, an increase of 0.7% or $1.3 million, compared to total assets of $198.0 million at December 31, 2001. Total deposits at September 30, 2002 were $172.6 million, a slight decrease from total deposits of $174.3 million at December 31, 2001. Total loans, net of the allowance for loan losses and unearned income increased 9.1%, or $11.5 million to a total of $137.2 million. Strong loan demand in the market areas of Redlands and Palomar contributed to the increase in total assets and total loans.

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

The following table provides information with respect to all nonperforming assets as of September 30, 2002 and December 31, 2001:

	September 30 2002	December 31 2001
	(Dollars in thousands)

Loans on nonaccrual status	$543	$241
Loans past due greater than 90 days	—	—

Total nonperforming assets	$543	$241

Allowance for loan losses	$1,670	$1,460
Ratio of total nonperforming assets[3] to total loans	.39%	.19%
Ratio of allowance for loan losses to total nonperforming assets	307.55%	605.09%
Ratio of non-performing loans to total loans	.39%	.19%

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

The allowance for loan losses is increased by the provision for loan losses and decreased by charge-offs, and increased for recoveries. The adequacy of the allowance for loan losses is measured in the context of several key ratios and factors including: (1) the ratio of the allowance to total outstanding loans; (2) the ratio of total nonperforming loans to total loans; and, (3) the ratio of net charge-offs (recoveries) to average loans outstanding. Additional factors considered in establishing an appropriate allowance include a careful assessment of the financial condition of the borrower; a realistic determination of the value and adequacy of underlying collateral; the condition of the local economy and the condition of the specific industry of the borrower; comprehensive analysis of the levels and trends of loan categories; and a review of delinquent and classified loans. Management’s evaluation is based on a system whereby each loan is “graded” at the time of origination, extension or renewal. Each grade is assessed a risk factor, which is calculated to assess the adequacy of the allowance for loan losses. Further, management considers other factors including changes in the nature and volume of the loan portfolio, overall portfolio quality, loan concentrations, trends in the level of delinquent and classified loans, specific problem loans and commitments, and current and anticipated economic conditions. Management and the Board of Directors review the allowance for loan losses monthly. While the Board of Directors believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in material adjustments, and net earnings could be

3Consists entirely of nonperforming loans. The Company had no OREO as of September 30, 2002 or December 31, 2001.

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

INVESTMENTS

Centennial First’s investment portfolio provides income to Centennial First and also serves as a source of liquidity. Total yield, maturity and risk are among the factors considered in building the investment portfolio. Pursuant to FASB 115, securities must be classified as “held to maturity,” “available for sale,” or “trading securities.” Those securities held in the “available for sale” category must be carried on Centennial First’s books at fair market value. At September 30, 2002 and December 31, 2001, 100% of the investment securities owned by the Company were classified as “Available for Sale.” At September 30, 2002, Centennial First’s investment portfolio at fair value consisted of $22.7 million in mortgage-backed securities, $4.8 million in municipal bonds, $487,000 of marketable equity securities, and $271,000 in U.S. Treasury obligations compared to $28.7 million, $4.5 million, $487,000 and $264,000 respectively at December 31, 2001. The decrease in the Company’s investment portfolio was due to maturities, early payoffs for some of the Mortgage-backed securities, and funds reinvested in loans.

The Company also has cash invested in interest-bearing deposits and short-term time certificates at other financial institutions totaling $4.98 million at September 30, 2002 versus $5.95 million at December 31, 2001. Overnight federal funds sold totaled $4.19 million at September 30, 2002, versus $7.50 million at December 31, 2001.

The following table is a comparison of amortized cost and fair value of investment securities at September 30, 2002 and December 31, 2001:

	September 30, 2002
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in thousands)

AVAILABLE-FOR-SALE:
Mortgage-backed securities	$22,323	$388	$—	$22,711
Obligations of States and Local Governments	4,596	202	—	4,798
Marketable Equity Securities	487	—	—	487
U.S. Treasury Obligations	257	14	—	271

	$27,663	$604	$—	$28,267

	December 31, 2001
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

AVAILABLE-FOR-SALE:
Mortgage-backed securities	$28,436	$271	$—	$28,707
Obligations of States and Local Governments	4,624	3	71	4,556
Marketable Equity Securities	487	—	—	487
U.S. Treasury Obligations	260	4	—	264

	$33,807	$278	$71	$34,014

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

The following table sets forth, by time remaining to maturity, all time certificates of deposit accounts outstanding in amounts of $100,000 or more at September 30, 2002 and December 31, 2001:

	As of September 30, 2002	As of December 31, 2001
	(Dollars in thousands)

Three months or less	$10,168	$14,035
Over three through twelve months	18,147	14,374
Over one year to three years	206	924
Over three years	1,259	102

Total	$29,780	$29,435

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

The following table sets forth certain information with respect to Centennial First’s liquidity as of September 30, 2002 and December 31, 2001.

	As of September 30, 2002	As of December 31, 2001
	(Dollars in thousands)

Cash and due from banks	$11,414	$10,040
Federal funds sold	4,190	7,503
Interest earning deposits	4,980	5,954
Unpledged securities	26,956	31,377

Total liquid assets	$47,540	$54,874

Liquidity ratios(1)
Liquid assets
Ending assets	23.83%	27.71%
Ending deposits(2)	27.54%	31.95%

(1)	Liquid assets include cash and due from banks, federal funds sold, interest-bearing deposits and market value of available-for-sale securities less book value of pledged securities.
(2)	Less pledged public deposits.

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

The following table presents possible changes to net interest margin based on changes in prevailing interest rates:

Change in Interest Rates	Change in NIM (In thousands pre-tax)	% Change in NIM to Shareholder Equity (pre-tax)	% of EVE
(Dollars in thousands)
+2%	$(3,404)	(19.26%)	7.39%
+1%	(1,680)	( 9.50%)	8.19%
-1%	1,487	8.41%	9.63%
-2%	2,555	14.46%	10.10%

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

PART II—OTHER INFORMATION

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

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(A)    EXHIBITS

Item	Description
1.	Plan of Reorganization and Agreement of Merger, Dated December 1, 1999 Filed as exhibit to Form S-4 dated October 20, 1999
3.1	Articles of Incorporation, Filed as exhibit to Form S-4 dated October 20, 1999
3.2	Certificate of Amendment of Articles of Incorporation, dated May 4, 2000. Filed as exhibit to Form 10-QSB, dated August 9, 2002
3.3	Restated Bylaws of the Corporation, dated July 26, 2002. Filed as exhibit to Form 10-QSB, dated August 9, 2002.
10.1	Plan document for the Redlands Centennial Bank Employee Stock Ownership Plan Filed as exhibit to Form S-4 date October 20, 1999.
10.2	Redlands Centennial Bank 1990 Stock Option Plan and Addendums Filed as exhibit to Form S-4 dated October 20, 1999.
10.3	Brea Branch Lease, dated September 20, 2000 Filed as exhibit to Form SB-2 dated March 21, 2001.
10.4	Form of Indemnification Agreement Filed as exhibit to Form SB-2 dated March 21, 2001 .
10.5	Stock Purchase Agreement for Palomar Community Bank Dated December 1, 2000 Filed as exhibit to Form SB-2 dated March 21, 2001.
10.6	Employment Agreement of Richard Sanborn, dated December 1, 2000. Filed as exhibit to Form 10-KSB dated March 29, 2002.
10.7	Salary Continuation plan of Timothy P. Walbridge, dated August 1, 2001. Filed as exhibit to Form 10-KSB dated March 29, 2002.
10.8	Salary Continuation plan for Beth Sanders, dated October 1, 2001. Filed as exhibit to Form 10-KSB dated March 29, 2002.
10.9	Salary Continuation plan of Richard Sanborn, dated October 1, 2001. Filed as exhibit to Form 10-KSB dated March 29, 2002.
10.10	Employment Agreement of Timothy P. Walbridge, dated December 1, 2001. Filed as exhibit to Form 10-KSB dated March 29, 2002.
10.11	Employment Agreement of Beth Sanders, dated December 1, 2001. Filed as exhibit to Form 10-KSB dated March 29, 2002.
10.12	Amendment to Salary Continuation plan of Timothy P. Walbridge, dated December 1, 2001 Filed as exhibit to Form 10-KSB dated March 29, 2002.
10.13	Amendment to Salary Continuation plan of Richard Sanborn, dated December 1, 2001. Filed as exhibit to Form 10-KSB dated March 29, 2002.
10.14	Redlands Centennial Bank Employee Stock Ownership Plan, dated February 1, 2000 Filed as exhibit to Form 10-QSB dated May 12, 2000.
10.15	Centennial First Financial Services Amended Stock Option Plan, dated February 20, 2002. Filed as exhibit to Form 10-QSB dated November 14, 2002.
10.16	Palomar Community Bank lease, dated April 15, 1987 Filed as exhibit to Form 10-QSB dated, May 14, 2002.
10.17	Trust Preferred Securities Indenture, dated July 11, 2002. Filed as exhibit to Form 10-QSB dated November 14, 2002.
10.18	Trust Preferred Securities Amended and Restated Declaration of Trust, dated July 11, 2002. Filed as exhibit to Form 10-QSB dated November 14, 2002.
10.19	Trust Preferred Securities Guarantee Agreement, dated July 11, 2002. Filed as exhibit to Form 10-QSB dated November 14, 2002.
99.1	Certification of periodic financial report.

(B)    REPORTS ON FORM 8-K

The Company filed no reports on form 8-K during the third quarter of 2002.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTENNIAL FIRST FINANCIAL SERVICES (Registrant)

Date 11/25/02	/s/ Beth Sanders
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

I, Timothy P. Walbridge, certify that:

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

Date:  November 25, 2002

/s/ Timothy P. Walbridge
President and Chief Executive Officer