Form 10KSB
period 2002-12-31
1ST CENTENNIAL BANCORP
filed 2003-03-17
CIK 1097081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20006

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002
Commission file number: 000-29105

1ST CENTENNIAL BANCORP
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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The registrant’s revenues for its most recent fiscal year were $16,918,000.

As of March 10, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $21.1 million (as quoted by Yahoo! at $22.50 per share).

The number of shares of Common Stock of the registrant outstanding as of March 10, 2003 was 1,262,505.

Documents Incorporated by Reference: Portions of the definitive proxy statement for the 2003 Annual Meeting of Shareholders to be filed with the United States Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 9-12.

PART I

ITEM 1.    BUSINESS

General

1st Centennial Bancorp

1st Centennial Bancorp (formerly Centennial First Financial Services) is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, and is headquartered in Redlands, California.  We were incorporated in August 1999 and acquired 100% of the outstanding shares of 1st Centennial Bank (formerly Redlands Centennial Bank) in December 1999.  Our principal offices are located at 218 East State Street, Redlands, California.  Our telephone number is (909) 798-3611, and our website address is www.1stcent.com.  In August 2001, we acquired Palomar Community Bank in Escondido, California.  Palomar Community Bank was formerly a savings and loan association which converted to a state-chartered commercial bank in November 1999.  In May 2002, Palomar Community Bank was merged into 1st Centennial Bank, so that our principal subsidiary is now 1st Centennial Bank.  Our only other subsidiary is Centennial Capital Trust I, which was formed in July 2002 solely to facilitate the issuance of capital trust pass-through securities.  1st Centennial Bancorp exists primarily for the purpose of holding the stock of 1st Centennial Bank and of such other subsidiaries as it may acquire or establish.

We have grown significantly in the past few years, with our assets increasing from $94.1 million at December 31, 2000, to $198.0 million at December 31, 2001, and to $207.9 million at December 31, 2002.  Our significant growth in 2001 was primarily the result of our acquisition of Palomar Community Bank in August 2001, which increased our assets by $79.0 million.  The additional increase in our assets in 2001 and 2002 was due to internally generated growth.

1st Centennial Bank

1st Centennial Bank is an independent California state-chartered bank which commenced operations in 1990.  In addition to our main office and corporate headquarters in Redlands, in San Bernardino County, California, we operate three full-service branch offices in southern California, one in Escondido, in San Diego County, one in Palm Desert, in Riverside County, and one in Brea, in Orange County.  We also operate a Real Estate & Construction Loan Division in Redlands, and two Southern California-based loan productions offices, located in Brea and Santa Ana, both in Orange County.  Finally, we have loan production offices, specific to commercial real estate conduit sales and SBA government-guaranteed lending, located in Salt Lake City, Utah, and Flagstaff, Arizona.

Our lending activity is concentrated primarily in real estate loans (including construction and mortgage loans), which constituted 68.0% of our loan portfolio as of December 31, 2002, and commercial loans, which constituted 26.5% of our loan portfolio as of December 31, 2002.

Our deposit accounts are insured under the Federal Deposit Insurance Act up to applicable limits, and subject to regulations by that federal agency and to periodic examinations of its operations and compliance by the FDIC and the California Department of Financial Institutions.  Like most state-chartered banks of our size in California, we are not a member of the Federal Reserve System.  We are a member of the Federal Home Loan Bank.  See “ – Regulation and Supervision.”

We are a community-oriented bank, offering our customers a wide variety of personal, consumer and commercial services expected of a locally managed, independently operated bank.  Our full-service offices are all located in business areas adjacent to developed and/or developing retail and consumer customer marketplaces.  While our primary focus is on commercial lending and residential construction in and around the areas we serve, we also offer a wide range of loan and deposit banking products and services to local consumers.  We provide a broad range of deposit instruments and general banking services, including checking, savings, and money market accounts; time certificates of deposit for both business and personal accounts; telebanking (banking by phone); courier services; and internet banking, including account management, inter-bank and intra-bank transfer, and bill payment services.  We also provide a wide variety of lending products for both businesses and consumers.  Commercial loan products include lines of credit, letters of credit, term loans and equipment loans, commercial real estate loans, SBA loans, accounts receivable financing, factoring, equipment leasing and other working capital financing.  Financing products for individuals include auto, home equity and home improvement lines of credit, personal lines of credit, and VISA credit cards.  Real estate loan products include construction loans, lot loans, residential real estate brokerage, commercial real estate conduit sales, mini-perm commercial real estate loans, and home mortgages.  We are a Preferred Lender under the Small Business Administration in the counties of Orange, Riverside, San Bernardino, Los Angeles, Ventura and Santa Barbara.

We also offer numerous specialized services designed for the needs of our business customers.  These services include a credit card program for merchants, commercial and standby letters of credit, cash management services, balance reporting, check reconciliation service, electronic funds transfer services, lock box, and courier services.  We also provide certain international banking services indirectly through our correspondent banks.

In addition, we offer a wide range of non-deposit and investment products through 1st Centennial Wealth Strategies Group, a division of 1st Centennial Bank.  These products include financial and estate planning, stocks and bonds, mutual funds and variable annuities, and various retirement plans.  Products offered through this division are not insured by the FDIC, are not deposits or obligations of 1st Centennial Bank, and are not guaranteed by 1st Centennial Bank.

Recent Developments

On July 11, 2002, Centennial Capital Trust I, a newly formed Delaware statutory business trust and a wholly-owned subsidiary of 1st Centennial Bancorp, issued an aggregate of $6,000,000 of principal amount of Floating Rate TRUPS® (Capital Trust Pass-through Securities) (the “Trust Preferred Securities”).  Salomon Smith Barney, Inc. acted as placement agent in connection with the offering of the Trust Preferred Securities.  The securities issued by Centennial Capital Trust I are fully guaranteed by us with respect to distributions and amounts payable upon liquidation, redemption or repayment.  The entire proceeds to Centennial Capital Trust I from the sale of the Trust Preferred Securities were used by Centennial Capital Trust I in order to purchase $6,000,000 in principal amount of our  Floating Rate Junior Subordinated Deferrable Interest Debentures due 2032 (the “Subordinated Debt Securities”).

The Subordinated Debt Securities bear a variable interest rate equal to LIBOR plus 3.65% (1.775% + 3.65% = 5.425% at December 31, 2002), with a maximum rate of 12.5% through the first call date in July 2007.  We used approximately $4 million of the approximately $5.8 million in net proceeds we received from the Subordinated Debt Securities to retire existing long-tem debt.

We changed our name from Centennial First Financial Services to 1st Centennial Bancorp on February 18, 2003.  We also changed the name of our banking subsidiary from Redlands Centennial Bank to 1st Centennial Bank on March 3, 2003.

We opened a de novo branch office in Palm Desert, California in March 2003.

Employees

As of December 31, 2002 we had 98 full time and 4 part time employees.

Competition

The banking business in California generally, and specifically in our market areas in Riverside, San Bernardino, Orange and San Diego counties in Southern California, is highly competitive with respect to virtually all products and services and has become increasingly more so in recent years.  The industry continues to consolidate, and strong, unregulated competitors have entered banking markets with focused products targeted at highly profitable customer segments.  Many competitors are able to compete across geographic boundaries and provide customers access to alternatives to banking services and nearly all significant products.  These competitive trends are likely to continue.

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

In addition to other banks, competitors include savings institutions, credit unions, and numerous non-banking institutions such as finance companies, leasing companies, insurance companies, brokerage firms, and investment banking firms.  In recent years, increased competition has also developed from specialized finance and non-finance companies that offer wholesale finance, credit card, and other consumer finance services, including on-line banking services and personal finance software.  Strong competition for deposit and loan products affects the rates of those products as well as the terms on which they are offered to customers.  Mergers between financial institutions have placed additional pressure on banks within the industry to streamline their operations, reduce expenses, and increase revenues to remain competitive. Competition has also intensified due to recently enacted federal and state interstate banking laws, which permit banking organizations to expand geographically, and the California market has been particularly attractive to out-of-state institutions.  The Financial Modernization Act, effective March 11, 2000, has made it possible for full affiliations to occur between banks and securities firms, insurance companies, and other financial companies, and has intensified competitive conditions.

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

In order to compete with the other financial services providers, we principally rely upon local promotional activities, personal relationships established by our officers, directors, and employees with our customers, and specialized services tailored to meet the needs of the communities we serve. In those instances where we are unable to accommodate a customer’s needs, we may arrange for those services to be provided by our correspondent banks.  We also have “preferred lender” or “PLP” status with the Small Business Administration, which enables us to approve SBA loans faster than many of our competitors.  In order to compete on the technological front, we maintain an Internet website with account management, inter-bank and intra-bank transfer, and bill payment services.

The larger financial institutions, including banks, brokerage houses, insurance companies, etc., are actively acquiring broker/dealer capabilities in order to capitalize on the emerging affluent population as the “baby boomer” generation begins to enter retirement age.  These services include state-of-the-art financial planning and investment strategies tailored to specific needs, and funded with open-architecture (“best product available” vs. “proprietary”) products and services.  To effectively meet these competitive pressures, 1st Centennial has aligned itself with a nationwide broker/dealer (Linsco Private Ledger or “LPL”) whereby it can provide the same type of sophistication and product and service enhancements as larger financial institutions, while still maintaining a closer, more community-oriented customer service profile.  We provide these services through the 1st Centennial Wealth Strategies Group, which is a division of 1st Centennial Bank.

Regulation and Supervision

1st Centennial Bancorp and 1st Centennial Bank are subject to significant regulation by federal and state regulatory agencies. The following discussion of statutes and regulations is only a brief summary and does not purport to be complete. This discussion is qualified in its entirety by reference to such statutes and regulations.  No assurance can be given that such statutes or regulations will not change in the future.

1st Centennial Bancorp

1st Centennial Bancorp is subject to the periodic reporting requirements of Section 13 of the Securities Exchange Act of 1934, which requires us to file annual, quarterly and other current reports with the SEC.  We are also subject to additional regulations including, but not limited to, the proxy and tender offer rules promulgated by the SEC under Sections 13 and 14 of the Exchange Act; the reporting requirements of directors, executive officers and principal shareholders regarding transactions in our common stock and short-swing profits rules promulgated by the SEC under

Section 16 of the Exchange Act; and certain additional reporting requirements by principal shareholders of 1st Centennial Bancorp promulgated by the SEC under Section 13 of the Exchange Act.

1st Centennial Bancorp is a bank holding company within the meaning of the Bank Holding Company Act of 1956 and is registered as such with the Federal Reserve Board. A bank holding company is required to file with the Federal Reserve Board annual reports and other information regarding its business operations and those of its subsidiaries. It is also subject to examination by the Federal Reserve Board and is required to obtain Federal Reserve Board approval before acquiring, directly or indirectly, ownership or control of any voting shares of any bank if, after such acquisition, it would directly or indirectly own or control more than 5% of the voting stock of that bank, unless it already owns a majority of the voting stock of that bank.

The Federal Reserve Board has by regulation determined certain activities in which a bank holding company may or may not conduct business.  A bank holding company must engage, with certain exceptions, in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks.  The permissible activities and affiliations of certain bank holding companies have recently been expanded. See “—Financial Modernization Act” below.

1st Centennial Bancorp and 1st Centennial Bank are deemed to be affiliates of each other within the meaning set forth in the Federal Reserve Act and are subject to Sections 23A and 23B of the Federal Reserve Act.  This means, for example, that there are limitations on loans by the subsidiary banks to affiliates, and that all affiliate transactions must satisfy certain limitations and otherwise be on terms and conditions at least as favorable to the subsidiary banks as would be available for non-affiliates.

The Federal Reserve Board has a policy that bank holding companies must serve as a source of financial and managerial strength to their subsidiary banks.  It is the Federal Reserve Board’s position that bank holding companies should stand ready to use their available resources to provide adequate capital to their subsidiary banks during periods of financial stress or adversity.  Bank holding companies should also maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting their subsidiary banks.

The Federal Reserve Board also has the authority to regulate bank holding company debt, including the authority to impose interest rate ceilings and reserve requirements on such debt. Under certain circumstances, the Federal Reserve Board may require 1st Centennial Bancorp to file written notice and obtain its approval prior to purchasing or redeeming 1st Centennial Bancorp’s equity securities.

1st Centennial Bank

As a California state-chartered bank whose accounts are insured by the FDIC up to a maximum of $100,000 per depositor, we are subject to regulation, supervision and regular examination by the California Department Of Financial Institutions and the FDIC.  In addition, while we are not a member of the Federal Reserve System, we are subject to certain regulations of the Federal Reserve Board.  The regulations of these agencies govern most aspects of our business, including the making of periodic reports, and our activities relating to dividends, investments, loans, borrowings, capital requirements, certain check-clearing activities, branching, mergers and acquisitions, reserves against deposits and numerous other areas.  Supervision, legal action and examination of 1st Centennial Bank by the FDIC are generally intended to protect depositors and are not intended for the protection of shareholders.

The earnings and growth of 1st Centennial Bank are largely dependent on its ability to maintain a favorable differential or “spread” between the yield on its interest-earning assets and the rate paid on its deposits and other interest-bearing liabilities.  As a result, our performance is influenced by general economic conditions, both domestic and foreign, the monetary and fiscal policies of the federal government, and the policies of the regulatory agencies, particularly the Federal Reserve Board.  The Federal Reserve Board implements national monetary policies (such as seeking to curb inflation and combat recession) by its open-market operations in U.S. Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rate applicable to borrowings by banks which are members of the Federal Reserve System.  The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and deposits.  The nature and impact of any future changes in monetary policies cannot be predicted.

Capital Adequacy Requirements

1st Centennial Bank and 1st Centennial Bancorp are subject to the regulations of the FDIC and the Federal Reserve Board, respectively, governing capital adequacy.  Those regulations incorporate both risk-based and leverage capital requirements.  Each of the federal regulators has established risk-based and leverage capital guidelines for the banks or bank holding companies it regulates, which set total capital requirements and define capital in terms of “core capital elements,” or Tier 1 capital; and “supplemental capital elements,” or Tier 2 capital.  Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available for sale investment securities carried at fair market value.  The following items are defined as core capital elements: (i) common stockholders’ equity; (ii) qualifying noncumulative perpetual preferred stock and related surplus; and (iii) minority interests in the equity accounts of consolidated subsidiaries.  Supplementary capital elements include: (i) allowance for loan and lease losses (but not more than 1.25% of an institution’s risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as core capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; and (iv) term subordinated debt and intermediate-term preferred stock and related surplus.  The maximum amount of supplemental capital elements which qualifies as Tier 2 capital is limited to 100% of Tier 1 capital, net of goodwill.

The minimum required ratio of qualifying total capital to total risk-weighted assets is 8.0% (“Total Risk-Based Capital Ratio”), at least one-half of which must be in the form of Tier 1 capital, and the minimum required ratio of Tier 1 capital to total risk-weighted assets is 4.0% (“Tier 1 Risk-Based Capital Ratio”).  Risk-based capital ratios are calculated to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items.  Under the risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.  As of December 31, 2002, 1st Centennial Bank’s Total Risk-Based Capital Ratio was 11.84% and its Tier 1 Risk-Based Capital Ratio was 10.58%.  As of December 31, 2002, 1st Centennial Bancorp’s Total Risk-Based Capital was 13.27% and its Tier 1 Risk Based Capital Ratio was 10.87%.  Twenty-five percent of 1st Centennial Bancorp’s Tier 1 Capital for these purposes consists of trust preferred securities.  The remainder of the trust preferred securities is Tier 2 capital.  See “Recent Developments and “Item 7, Financial Statements.”

The risk-based capital requirements also take into account concentrations of credit (i.e., relatively large proportions of loans involving one borrower, industry, location, collateral or loan type) and the risks of “non-traditional” activities (those that have not customarily been part of the banking business). The regulations require institutions with high or inordinate levels of risk to operate with higher minimum capital standards, and authorize the regulators to review an institution’s management of such risks in assessing an institution’s capital adequacy.

The risk-based capital regulations also include exposure to interest rate risk as a factor that the regulators will consider in evaluating a bank’s capital adequacy.  Interest rate risk is the exposure of a bank’s current and future earnings and equity capital arising from adverse movements in interest rates.  While interest risk is inherent in a bank’s role as financial intermediary, it introduces volatility to bank earnings and to the economic value of the bank.

The FDIC and the Federal Reserve Board also require the maintenance of a leverage capital ratio designed to supplement the risk-based capital guidelines.  Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets (“Leverage Capital Ratio”) of at least 3%.  All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%.  Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans, and federal regulators may, however, set higher capital requirements when a bank’s particular circumstances warrant.  As of December 31, 2002, 1st Centennial Bank’s Leverage Capital Ratio was 8.09%, and 1st Centennial Bancorp’s leverage capital ratio was 8.28%, both exceeding regulatory minimums.  See “Item 6, Management’s Discussion and Analysis of Financial Condition and Results of Operation – Capital Resources.”

Prompt Corrective Action Provisions

Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured financial institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios.  The federal banking agencies have by regulation defined the following five capital categories: “well capitalized” (Total Risk-Based Capital Ratio of 10%; Tier 1 Risk-Based Capital Ratio of 6%; and Leverage Ratio of 5%); “adequately capitalized” (Total Risk-Based Capital Ratio of 8%; Tier 1 Risk-Based Capital Ratio of 4%; and Leverage Ratio of 4%) (or 3% if the institution receives the highest rating from its primary regulator); “undercapitalized” (Total Risk-Based Capital Ratio of less than 8%; Tier 1 Risk-Based Capital Ratio of less than 4%; or Leverage Ratio of less than 4%) (or 3% if the institution receives the highest rating from its primary regulator); “significantly undercapitalized” (Total Risk-Based Capital Ratio of less than 6%; Tier 1 Risk-Based Capital Ratio of less than 3%; or Leverage Ratio less than 3%); and “critically undercapitalized” (tangible equity to total assets less than 2%).  A bank may be treated as though it were in the next lower capital category if after notice and the opportunity for a hearing, the appropriate federal agency finds an unsafe or unsound condition or practice so warrants, but no bank may be treated as “critically undercapitalized” unless its actual capital ratio warrants such treatment.

At each successively lower capital category, an insured bank is subject to increased restrictions on its operations.  For example, a bank is generally prohibited from paying management fees to any controlling persons or from making capital distributions if to do so would make the bank “undercapitalized.”  Asset growth and branching restrictions apply to undercapitalized banks, which are required to submit written capital restoration plans meeting specified requirements (including a guarantee by the parent holding company, if any).  “Significantly undercapitalized” banks are subject to broad regulatory authority, including among other things, capital directives, forced mergers, restrictions on the rates of interest they may pay on deposits, restrictions on asset growth and activities, and prohibitions on paying certain bonuses without FDIC approval.  Even more severe restrictions apply to critically undercapitalized banks.  Most importantly, except under limited circumstances, not later than 90 days after an insured bank becomes critically undercapitalized, the appropriate federal banking agency is required to appoint a conservator or receiver for the bank.

In addition to measures taken under the prompt corrective action provisions, insured banks may be subject to potential actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency.  Enforcement actions may include the issuance of cease and desist orders, termination of insurance of deposits (in the case of a bank), the imposition of civil money penalties, the issuance of directives to increase capital, formal and informal agreements, or removal and prohibition orders against “institution-affiliated” parties.

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

Premiums for Deposit Insurance

The FDIC regulations also implement a risk-based premium system, whereby insured depository institutions are required to pay insurance premiums depending on their risk classification.  Under this system, insured banks are categorized into one of three capital categories (well capitalized, adequately capitalized, and undercapitalized) and one of three supervisory categories based on federal regulatory evaluations.  The three supervisory categories are: financially sound with only a few minor weaknesses (Group A), demonstrates weaknesses that could result in significant deterioration (Group B), and poses a substantial probability of loss (Group C).  The capital ratios used by the FDIC to define well capitalized, adequately capitalized and undercapitalized are the same in the FDIC’s prompt corrective action regulations.  The current base assessment rates (expressed as cents per $100 of deposits) are summarized as follows:

	Group A	Group B	Group C

Well Capitalized	0	3	17
Adequately Capitalized	3	10	24
Undercapitalized	10	24	27

In addition, banks must pay an amount which fluctuates but is currently 1.68 cents per $100 of insured deposits, towards the retirement of the Financing Corporation bonds issued in the 1980’s to assist in the recovery of the savings and loan industry.

Community Reinvestment Act

1st Centennial Bank is subject to certain requirements and reporting obligations involving Community Reinvestment Act activities.  The Community Reinvestment Act generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods. The Community Reinvestment Act further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations.  In measuring a bank’s compliance with its Community Reinvestment Act obligations, the regulators utilize a performance-based evaluation system which bases Community Reinvestment Act ratings on the bank’s actual lending service and investment performance, rather than on the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements.  In connection with its assessment of Community Reinvestment Act performance, the FDIC assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.”  1st Centennial Bank was last examined for Community Reinvestment Act compliance in July 1998, and received a “satisfactory” Community Reinvestment Act Assessment Rating.

Other Consumer Protection Laws and Regulations

The bank regulatory agencies are increasingly focusing attention on compliance with consumer protection laws and regulations.  Examination and enforcement has become intense, and banks have been advised to carefully monitor compliance with various consumer protection laws and their implementing regulations. The federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in home mortgage lending describing three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment, and evidence of disparate impact.  In addition to Community Reinvestment Act and fair lending requirements, 1st Centennial Bank is subject to numerous other federal consumer protection statutes and regulations.  Due to heightened regulatory concern related to compliance with consumer protection laws and regulations generally, 1st Centennial Bank may incur additional compliance costs or be required to expend additional funds for investments in the local communities it serves.

Interstate Banking and Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Act”) regulates the interstate activities of banks and bank holding companies and establishes a framework for nationwide interstate banking and branching.  Since June 1, 1997, a bank in one state has generally been permitted to merge with a bank in another state without the need for explicit state law authorization.  However, states were given the ability to prohibit interstate mergers with banks in their own state by “opting-out” (enacting state legislation applying equality to all out-of-state banks prohibiting such mergers) prior to June 1, 1997.

Since 1995, adequately capitalized and managed bank holding companies have been permitted to acquire banks located in any state, subject to two exceptions: first, any state may still prohibit bank holding companies from acquiring a bank which is less than five years old; and second, no interstate acquisition can be consummated by a bank holding company if the acquiror would control more than 10% of the deposits held by insured depository institutions nationwide or 30% or more of the deposits held by insured depository institutions in any state in which the target bank has branches.

A bank may establish and operate de novo branches in any state in which the bank does not maintain a branch if that state has enacted legislation to expressly permit all out-of-state banks to establish branches in that state.

In 1995, California enacted legislation to implement important provisions of the Interstate Banking Act discussed above and to repeal California’s previous interstate banking laws, which were largely preempted by the Interstate Banking Act.

The changes effected by the Interstate Banking Act and California laws have increased competition in the environment in which 1st Centennial Bank operates to the extent that out-of-state financial institutions directly or indirectly enter 1st Centennial Bank’s market areas.  It appears that the Interstate Banking Act has contributed to the accelerated consolidation of the banking industry. While many large out-of-state banks have already entered the California market as a result of this legislation, it is not possible to predict the precise impact of this legislation on 1st Centennial Bank and 1st Centennial Bancorp and the competitive environment in which they operate.

Financial Modernization Act

Effective March 11, 2000, the Gramm-Leach-Bliley Act eliminated most barriers to affiliations among banks and securities firms, insurance companies, and other financial service providers, and enabled full affiliations to occur between such entities.  This new legislation permits bank holding companies to become “financial holding companies” and thereby acquire securities firms and insurance companies and engage in other activities that are financial in nature.  A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the prompt corrective action provisions discussed above, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act by filing a declaration that the bank holding company wishes to become a financial holding company.  No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.  1st Centennial Bancorp has no current intention of becoming a financial holding company, but may do so at some point in the future if deemed appropriate in view of opportunities or circumstances at the time.

The Gramm-Leach-Bliley Act defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking.  A national bank (and therefore, a state bank as well) may also engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a satisfactory Community Reinvestment Act rating.  Subsidiary banks of a financial holding company or national banks with financial subsidiaries must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries.  In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a Community Reinvestment Act rating of satisfactory or better.

The Gramm-Leach-Bliley Act also imposes significant new requirements on financial institutions with respect to the privacy of customer information, and modifies other existing laws, including those related to community reinvestment.

USA Patriot Act of 2001

On October 26, 2001, President Bush signed the USA Patriot Act of 2001.  Enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. on September 11, 2001, the USA Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ ability to work cohesively to combat terrorism on a variety of fronts.  The potential impact of the USA Patriot Act on financial institutions of all kinds is significant and wide ranging.  The USA Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations applicable to financial institutions, including:

•	due diligence requirements for financial institutions that administer, maintain, or manage private banks accounts or correspondent accounts for non-U.S. persons;

•	standards for verifying customer identification at account opening; and

•	rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering

1st Centennial implemented the requirements under the USA Patriot Act during 2001 and 2002.  Compliance with such requirements has all been accomplished with existing staff, so the financial impact on 1st Centennial has been negligible.

Other Pending and Proposed Legislation

Other legislative and regulatory initiatives which could affect 1st Centennial Bancorp, 1st Centennial Bank and the banking industry in general are pending, and additional initiatives may be proposed or introduced, before the U.S. Congress, the California legislature and other governmental bodies in the future.  Such proposals, if enacted, may further alter the structure, regulation and competitive relationship among financial institutions, and may subject 1st Centennial Bank to increased regulation, disclosure and reporting requirements.  In addition, the various banking regulatory agencies often adopt new rules and regulations to implement and enforce existing legislation.  It cannot be predicted whether, or in what form, any such legislation or regulations may be enacted or the extent to which the business of 1st Centennial Bancorp or 1st Centennial Bank would be affected thereby.

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

Poor economic conditions in our market areas may cause us to suffer higher default rates on our loans.

A substantial majority of our loans are generated in the greater San Bernardino, Orange, Riverside and San Diego County areas in Southern California.  As a result, poor economic conditions in these areas may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio.  Much of the U.S. economy has been in a recession since early- to mid- 2001, and certain areas of California (particularly Northern California) have been negatively impacted due to the financial downturn in certain high-tech industries.  While our market areas have not experienced the same degree of recessionary declines, no assurance can be given that this will continue to be the case.  Economic activity has slowed significantly in most parts of the country since the September 11, 2001 terrorist attacks, and if the U.S. becomes involved in a war against Iraq, it is likely that the negative effect on the national economy would be significant.  If there were significant recessionary conditions in our market areas we would experience an increase in our problem assets.

Concentrations of real estate loans could subject us to increased risks in the event of a real estate recession or natural disaster.

Our loan portfolio is heavily concentrated in real estate loans, both commercial and residential.  At December 31, 2002, 68.0% of our loan portfolio was concentrated in real estate loans.  During 2002, real estate prices in Southern California rose precipitously, and construction in our area has been thriving.  Between December 31, 2000 and December 31, 2002 our real estate construction loans increased from 23.9% of our loan portfolio to 37.1% and our real estate mortgage loans increased from 27.1% to 30.9% of our loan portfolio.  In addition, many of our commercial loans are to businesses in the construction and real estate industry.  In the early 1990s, the entire state of California experienced an economic recession, particularly impacting real estate values, that resulted in increases in the level of delinquencies and losses for many of the state’s financial institutions.  If any similar real estate recession affecting our market areas should occur in the future, the security for many of our loans could be reduced and the ability of many of our borrowers to pay could decline.  Similarly, the occurrence of a natural disaster like those California has experienced in the past, including earthquakes, brush fires, and, during early 1998, flooding attributed to the weather phenomenon known as “El Niño,” could impair the value of the collateral we hold for real estate secured loans and negatively impact our results of operations.

We may have difficulty managing our growth.

We consummated our acquisition of Palomar Community Bank on August 17, 2001.  This acquisition increased our total assets by approximately 73.9%.  We also intend to investigate future opportunities to acquire or combine with additional financial institutions and to expand our branch and loan office networks.  Future growth is expected to occur both internally by establishing new branch offices and loan production offices, and externally through selective acquisitions of other financial institutions or branch offices from such other institutions in Southern California.  No assurance can be provided that we will be able to identify additional suitable acquisition targets or consummate any such acquisition in the future or that we will be able to add additional locations.

Our ability to manage our growth will depend primarily on our ability to:

•	attract, assimilate and retain additional qualified personnel;

•	monitor operations;

•	maintain increased earnings levels;

•	control costs; and

•	maintain positive customer relations.

If we fail to achieve these objectives in an efficient and timely manner, we may experience interruptions and dislocation in our business.  Any such problems could adversely affect our existing operations, as well as our ability to retain the customers of any financial institutions which we acquire, or to operate such acquired financial institutions profitably.  In addition, such concerns could cause our federal and state banking regulators to require us to delay or forego any proposed acquisition until such problems have been addressed to the satisfaction of those regulators.

We depend on our executive officers and key personnel to implement our business strategy and could be harmed by the loss of their services.

We believe that our growth and future success will depend in large part upon the skills of our management team.  The competition for qualified personnel in the financial services industry is intense, and the loss of our key personnel or an inability to continue to attract, retain or motivate key personnel could adversely affect our business.  We cannot assure you that we will be able to retain our existing key personnel or to attract additional qualified personnel.  Our President and Chief Executive Officer joined us in June 2000 and was promoted to his current position in November 2001; our Executive Vice President and Chief Credit Officer joined us in March 2002; our Executive Vice President and Chief Operating Officer joined us on a full-time basis in January 2001 and was promoted to her current position in December 2002; and our Executive Vice President and Branch Administrator joined us in August 2001, initially as President of Palomar Community Bank.  While our President, our Chief Financial Officer, and our Branch Administrator all have 3-year employment agreements with year terms beginning in 2001, plus 1-year renewals, their employment may be terminated by them or by us at any time.

Because of certain change in control provisions in employment and salary continuation agreements, a change in control of our company or our management could be delayed or prevented.

Our President, our Chief Financial Officer, and our Branch Administrator have each entered into employment agreements that have 3-year terms beginning in 2001, with 1-year renewals.  The employment agreements provide for severance payments if their respective employment arrangements are terminated or materially changed in connection with a change in control of 1st Centennial or its subsidiaries.  These same three individuals, as well as several other officers of 1st Centennial, also have salary continuation agreements which provide for lump sum payments of their annual retirement benefits under similar circumstances.  These provisions may make it more expensive for another company to acquire us, which could reduce the market price of our common stock and the price that you receive if you sell your shares in the future.

We may experience loan losses in excess of our allowance for loan losses.

The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan, and in the case of a collateralized loan, the value and marketability of the collateral for the loan.  Management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality.  Based upon such factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and for specific loans when their ultimate collectibility is considered questionable.

As of December 31, 2002, the allowance for loan losses was approximately $1.8 million, which represented 1.24% of outstanding loans, net of unearned income.  Although management believes that its allowance for loan losses is adequate, there can be no assurance that the allowance will prove sufficient to cover future loan losses.  Further, although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to the non-performing or performing loans.  If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future losses, or if the bank regulatory authorities require us to increase our allowance for loan losses as a part of their examination process, our earnings and potentially even our capital could be significantly and adversely affected.  See “Item 6, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Allowance for Loan Losses.”

Our earnings are subject to interest rate risk, especially if rates fall.

Banking companies’ earnings depend largely on the relationship between the cost of funds, primarily deposits and borrowings, and the yield on earning assets, such as loans and investment securities. This relationship, known as the interest rate spread, is subject to fluctuation and is affected by the monetary policies of the Federal Reserve Board, the international interest rate environment, as well as by economic, regulatory and competitive factors which influence interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of nonperforming assets.  Many of these factors are beyond our control.  Fluctuations in interest rates affect the demand of customers for our products and services.  We are subject to interest rate risk to the degree that our interest-bearing liabilities reprice or mature more slowly or more rapidly or on a different basis than our interest-earning assets.  Given our current volume and mix of interest-bearing liabilities and interest-earning assets, our interest rate spread could be expected to increase during times of rising interest rates and, conversely, to decline during times of falling interest rates.  Therefore, significant fluctuations in interest rates may have an adverse or a positive effect on our results of operations.  See “Item 6, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset-Liability Management and Interest Rate Sensitivity.”

In addition, a significant portion of our income is derived from construction lending, predominantly residential real estate centered in the affordable housing arena.  Continued low interest rates have allowed an increasing number of first-time buyers or first-time move-up buyers to afford residential real estate loans.  An increase in interest rates would likely result in a reduced number of qualified buyers, with a resultant impact on absorption and the amount of construction lending that could comfortably be sustained, with a resultant negative impact on our earnings.

All of our lending involves underwriting risks, especially in a competitive lending market.

At December 31, 2002, commercial loans represented 26.5% of our total loan portfolio; construction loans represented 37.1% of our total loan portfolio; and real estate mortgage loans represented 30.9% of our total loan portfolio.

Commercial lending, even when secured by the assets of a business, involves considerable risk of loss in the event of failure of the business.  To reduce such risk, we typically take additional security interests in other collateral, such as real property, certificates of deposit or life insurance, and/or obtain personal guarantees.

Construction lending differs from other types of real estate lending because of uncertainties inherent in estimating construction costs, the length of the construction period and the market for the project upon completion.  Commercial mortgage lending entails risks of delays in leasing and excessive vacancy rates.  All real estate secured lending involves risks that real estate values in general will fall and that the value of the particular real estate security for a loan will fall.  We seek to reduce our risk of loss through our underwriting and monitoring procedures.

We operate in a competitive market dominated by banks and other financial services providers that offer a broader range of services than we provide, many of which have lower cost structures.

In California generally, and in our primary service area specifically, branches of major banks dominate the commercial banking industry.  By virtue of their larger capital, such institutions have substantially greater lending limits than we have, and perform certain functions for their customers, including trust services and international banking, which we are not equipped to offer directly (but some of which we offer indirectly through correspondent relationships).  Many of these banks also operate with “economies of scale” that result in lower operating costs than ours on a per loan or per asset basis.

We also compete with other financial institutions such as savings and loan associations, credit unions, thrift and loan companies, mortgage companies, securities brokerage companies and insurance companies located within and without our service area and with quasi-financial institutions such as money market funds for deposits and loans.  Financial services like ours are increasingly offered over the Internet on a national and international basis, and we compete with providers of these services as well.  Ultimately, competition can drive down our interest margins and reduce our profitability.  It also can make it more difficult for us to continue to increase the size of our loan portfolio and deposit base.  See “Item 1, Business – Competition.”

We do not expect to pay significant cash dividends in the future.

We believe the most effective use of our capital and earnings is to finance our growth and operations.  For this reason, we expect to retain all or the vast majority of our earnings rather than distribute them to shareholders in the form of dividends.  However, we may consider cash distributions in the form of cash dividends to shareholders in the future, although we do not currently expect any such dividends to be significant.

We are a legal entity separate and distinct from our subsidiaries.  Substantially all of our revenue and cash flow, including funds available for the payment of dividends and other operating expenses, is dependent upon the payment of dividends to us by our subsidiaries.  Dividends payable to us by 1st Centennial Bank are restricted under California and federal laws and regulation.  See “Item 5, Market for Common Equity and Related Stockholder Matters – Dividends.”

Trading in our common stock has not been extensive and you may have difficulty selling your shares in the future.

Our common stock is not listed on any exchange or on Nasdaq.  Our common stock is quoted on the OTC Bulletin Board, and there are a few securities brokers who are involved in trading our common stock; however, trading in our common stock has not been extensive and there can be no assurance that you will be able to sell your shares of common stock at any time or that a more active trading market will develop in the foreseeable future.  Commencing the fourth quarter of 2003, and pending receipt of all necessary approvals from the SEC, the current OTC Bulletin Board is to be replaced with the new Bulletin Board Exchange (BBX), which will require that issuers meet new qualitative listing standards, including a requirement that issuers file annual and quarterly financial reports with the SEC or other appropriate regulatory agency, which we do.  While we intend to file an application to have our common stock listed for trading on the BBX there can be no assurance that such listing will be approved.  It is anticipated that the OTC Bulletin Board will be discontinued six months after the launch of the BBX.  If our listing application on the BBX is not approved, or if we determine not to apply for listing of our common stock on the BBX, at the time the OTC Bulletin Board is terminated our common stock would thereafter be quoted in the “Pink Sheets,” which is generally a less liquid market than the OTC Bulletin Board.  See “Item 5, Market for Common Equity and Related Stockholder Matters – Trading History.”

ITEM 2. PROPERTIES

We own our headquarters, which includes our administrative and main branch offices, at 218 East State Street, Redlands, California.  The property consists of a two-story building of 8,500 square feet.

We lease all of our other offices.   A description of our leases is set forth in the table below.

Division/Branch	Location	Square Footage	Lease Expiration	Monthly Rental

Brea Branch	10 Pointe Drive Brea, California	5,061	12/31/05	$10,729
Real Estate/Construction/Information Technology Departments	101 E. Redlands Boulevard Redlands, California	6,526	01/31/07	$9,397
Escondido Branch	355 W. Grand Avenue Escondido, California	10,000	04/01/07	$20,674
Palm Desert Branch	77-900 Fred Waring Drive Suite 100 Palm Desert, California	3,413	06/30/08	$6,314

In addition, we have loan production offices in Redlands, Brea and Santa Ana, California; Salt Lake City, Utah; and Flagstaff, Arizona.

ITEM 3.   LEGAL PROCEEDINGS

 On November 6, 2002 an action titled Douglas C. Spencer v. Redlands Centennial Bank, Centennial First Financial Services Corp. and Does 1 through 100 inclusive (San Bernardino Superior Court Case No. SCVSS 096508) was instituted against us.  The plaintiff in this action, Douglas C. Spencer, is the former president of 1st Centennial.  In the complaint the plaintiff alleges breach of contract with respect to his employment agreement and salary continuation agreement, breach of fiduciary duty, violation of the Fair Employment and Housing Act, violation of the Labor Code with respect to payment of plaintiff’s wages and benefits and wrongful discharge.  Plaintiff alleges that his employment, which was terminated in November 2001, was terminated without good cause because of his marital status and in order to evade payment of his wages and other employee benefits, including his salary continuation benefits and stock options.  Plaintiff seeks unspecified general, special and punitive damages pursuant to his claims.  We filed our response to plaintiff’s complaint in February 2003, in which response we have denied each and every substantive allegation and cause of action in the complaint.  We are currently in mediation with respect to this action but there can be no assurance that this action, or the action described below, will be settled in mediation.  If it is not, we intend to defend this action vigorously.  1st Centennial has submitted this claim to its insurance carrier, which has accepted the claim with a customary reservation of rights.  Since 1st Centennial has already met its $50,000 deductible under its insurance policy, the insurance company is paying the legal fees and costs as incurred with respect to this action.  The maximum aggregate coverage for this claim, and all other claims under the applicable insurance policy during the policy period, including the related action described below, is $1,000,000.

In a related action instituted in May 2002 titled Douglas C. Spencer v. Beth Sanders, Sally Flanders et. Al. (San Bernardino Superior Court Case No. SCVSS 090621), plaintiff, the former president of 1st Centennial, alleges that defendants Sanders and Flanders inappropriately used a “private” letter which plaintiff received at 1st Centennial’s offices.  Plaintiff alleges that he was terminated on the basis of that letter and requests damages for lost wages and emotional distress.  Although 1st Centennial is not named in this action, it is obligated to indemnify its employees Beth Sanders and Sally Flanders in this action and has taken over the defense of this action..  Trial is scheduled to commence on this action on April 21, 2003; however, this case has been co-joined with the above-described Spencer litigation for purposes of the mediation described above.  There can be no assurance that this action will be settled in mediation.  If not settled, we intend to defend this action vigorously.  1st Centennial has submitted this claim to its insurance carrier, which has accepted the claim with a customary reservation of rights.  Since 1st Centennial has already met its $50,000 deductible under its insurance policy the insurance company is currently paying the legal fees and costs as incurred with respect to this action.  As noted above, the maximum aggregate coverage for this claim under 1st Centennial’s insurance policy, as well as the Spencer litigation and any other covered claims brought within the policy period, is $1,000,000.  There can be no assurance that the $1,000,000 maximum policy limit will cover these two actions and other claims brought against us during the policy period.

In addition to the foregoing, we are a party from time to time to claims and legal proceedings arising in the ordinary course of business.  After taking into consideration the factors underlying these claims and information provided by our litigation counsel as to the current status of these claims or proceedings to which we are a party, we are of the opinion that the ultimate aggregate liability represented thereby, if any, will not have a material adverse effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Trading History

Our common stock is traded on the OTC Bulletin Board under the symbol “FCEN.”  Trading in the stock has not been extensive and such trades cannot be characterized as amounting to an active trading market.  We are aware of the following securities dealers which are involved in the trading of our common stock: Western Financial Corporation, Wedbush Morgan Securities, Hoefer & Arnett, Seidler Companies, Baird Patrick, GVR Company, Hill Tompson, Monroe Securities, Nite Securities, Ryan Beck & Company, and Charles Schwab & Co.

Our common stock is not listed on any exchange or on Nasdaq.  Commencing in the fourth quarter of 2003, and pending receipt of all necessary approvals from the SEC, the current OTC Bulletin Board is to be replaced with the new Bulletin Board Exchange (BBX), which will require that issuers meet new qualitative listing standards, including a requirement that issuers file annual and quarterly financial reports with the SEC or other appropriate regulatory agency, which we do.  While we intend to file an application to have our common stock listed for trading on the BBX there can be no assurance that such listing will be approved.  It is anticipated that the OTC Bulletin Board will be discontinued six months after the launch of the BBX.  If our listing application on the BBX is not approved, or if we determine not to apply for listing of our common stock on the BBX, at the time the OTC Bulletin Board is terminated our common stock would thereafter be quoted in the “Pink Sheets,” which is generally a less liquid market than the OTC Bulletin Board.  There can be no assurance that our current securities dealers would continue to be involved in trading our common stock if it were quoted in the “Pink Sheets.”

The information in the following table indicates the high and low “bid” and “asked” quotations and approximate volume of trading for our common stock for each quarterly period since January 1, 2001, and is based upon information provided by Western Financial Corporation.  The high and low prices have been adjusted to give effect to all stock dividends and splits.  In addition, the prices indicated reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Calendar Quarter Ended

	High	Low	Volume

March 31, 2001	$18.00	$15.00	12,200
June 30, 2001	$18.00	$15.50	6,800
September 30, 2001	$18.50	$17.60	21,100
December 31, 2001	$19.50	$16.75	42,600
March 31, 2002	$18.25	$16.50	63,000
June 30, 2002	$17.10	$16.00	128,100
September 30, 2002	$19.00	$16.50	43,200
December 31, 2002	$29.00	$18.00	28,800

The “bid” and “asked” quotations on March 10, 2003 were $22.50 and $23.00, respectively.

As of December 31, 2002, there were approximately 458 shareholders of record of our common stock.

Dividends

As a banking holding company which currently has no significant assets other than our equity interest in 1st Centennial Bank, our ability to pay dividends primarily depends upon the dividends we receive from 1st Centennial Bank.  The dividend practice of 1st Centennial Bank, like our dividend practice, will depend upon its earnings, financial position, current and anticipated cash requirements and other factors deemed relevant by 1st Centennial Bank’s board of directors at that time. In addition, during any period in which 1st Centennial has deferred payment of interest otherwise due and payable on its subordinated debt securities, we may not make any dividends or distributions with respect to our capital stock.  See “Item 1, Business – Recent Developments” and “Management’s  Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources.”

1st Centennial Bank’s ability to pay cash dividends to us is also subject to certain legal limitations.  Under California law, banks may declare a cash dividend out of their net profits up to the lesser of retained earnings or the net income for the last three fiscal years (less any distributions made to stockholders during such period), or with the prior written approval of the Commissioner of Financial Institutions, in an amount not exceeding the greatest of (i) the retained earnings of the bank, (ii) the net income of the bank for its last fiscal year, or (iii) the net income of the bank for its current fiscal year.  In addition, under federal law, banks are prohibited from paying any dividends if after making such payment they would fail to meet any of the minimum regulatory capital requirements.  The federal regulators also have the authority to prohibit banks from engaging in any business practices which are considered to be unsafe or unsound, and in some circumstances the regulators might prohibit the payment of dividends on that basis even though such payments would otherwise be permissible.

Our ability to pay dividends is also limited by state corporation law.  The California General Corporation Law allows us to pay dividends to our shareholders if our retained earnings equal at least the amount of the proposed dividend.  If we do not have sufficient retained earnings available for the proposed dividend, we may still pay a dividend to our shareholders if we meet two conditions after giving effect to the dividend.  Those conditions are generally are as follows: (i) our assets (exclusive of goodwill and deferred charges) would equal at least 1¼ times our liabilities; and (ii) our current assets would equal at least our current liabilities or, if the average of our earnings before taxes on income and before interest expense for two preceding fiscal years was less than the average of our interest expense for such fiscal years, then our current assets must equal at least 1¼ times our current liabilities.

Shareholders are entitled to receive dividends only when and if declared by our board of directors.  Although we paid cash dividends in 2000 and 2001, and we have no intention to pay cash dividends in the foreseeable future.  Instead, we intend to retain our earnings for the purpose of supporting our future growth.  However, since 1994 we have paid eight stock dividends to our shareholders.  The table below sets forth information concerning all dividends paid since 1st Centennial Bank opened in 1990.  Dividends paid in 2000 through 2002 were paid by 1st Centennial Bancorp, and dividends paid prior to 2000 were paid by 1st Centennial Bank.

Year	Stock Dividends	Cash Dividends	Year	Stock Dividends	Cash Dividends

2002	5%	—	1997	7%	—
2001	—	5¢	1996	8%	—
2000	5%	10¢	1995	5%	—
1999	—	—	1994	5%	—
1998	25%	—

On March 7, 2003 1st Centennial paid a 5% stock dividend to shareholders of record February 7, 2003.  Cash was paid in lieu of fractional shares.

In addition, the practice of our board of directors is to review periodically the advisability of paying cash dividends based on our earnings, financial position, current and anticipated cash requirements and other factors deemed relevant by our board of directors at that time.  In making any such assessment, the board of directors would consider among other things our capital requirements as well as the capital requirements of 1st Centennial Bank and other factors concerning both 1st Centennial Bancorp and 1st Centennial Bank, including the maintenance of an adequate allowance for loan losses of 1st Centennial Bank.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2002, with respect to options outstanding and available under our 2001 Stock Option Plan, as amended, which is our only equity compensation plan other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Availablefor Future Issuance

Equity compensation plans approved by security holders	268,223	$17.65	92,275

Recent Sales of Unregistered Securities

The following information relates to securities of 1st Centennial Bancorp or its subsidiaries issued or sold within the past three years which were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

On July 11, 2002, Centennial Capital Trust I, a newly formed Delaware statutory business trust and a wholly-owned subsidiary of 1st Centennial Bancorp, issued an aggregate of $6,000,000 of principal amount of Floating Rate TRUPSâ (Capital Trust Pass-through Securities) (the “Trust Preferred Securities”).  Salomon Smith Barney, Inc. acted as placement agent in connection with the offering of the Trust Preferred Securities with aggregate commission of approximately $191,000 paid to Salomon Smith Barney, Inc. by Centennial Capital Trust I in connection with such placement services.  The securities issued by Centennial Capital Trust I are fully guaranteed by 1st Centennial with respect to distributions and amounts payable upon liquidation, redemption or repayment.  The entire proceeds to Centennial Capital Trust I from the sale of the Trust Preferred Securities were used by Centennial Capital Trust I in order to purchase $6,000,000 in principal amount of the Floating Rate Junior Subordinated Deferrable Interest Debentures due 2032 issued by 1st Centennial Bancorp (the “Subordinated Debt Securities”).  The Subordinated Debt Securities bear a variable interest rate equal to LIBOR plus 3.65% (1.775% + 3.65% = 5.425% at December 31, 2002), with a maximum rate of 12.5% through the first call date in July 2007.  1st Centennial used approximately $4 million of the approximately $5.8 million in net proceeds it received from the Subordinated Debt Securities to retire existing long-tem debt.  The Subordinated Debt Securities were not registered under the Securities Act in reliance on the exemption set forth in Section 4(2) thereof.

The sale of the Trust Preferred Securities was part of a larger transaction arranged by Salomon Smith Barney, Inc. pursuant to which the Trust Preferred Securities were deposited into a special purpose vehicle along with similar securities issued by a number of other banks and the special purpose vehicle then issued its securities to the public (the “Pooled TRUPSâ“).  The Pooled TRUPSâ were sold by Salomon Smith Barney, Inc. only (i) to those entities Salomon Smith Barney, Inc. reasonably believed were qualified institutional buyers (as defined in Rule 144A under the Securities Act), (ii) to “accredited investors” (as defined in Rule 501(a)(1), (2), (3) or (7) or Regulation D promulgated under the Securities Act) or (iii) in offshore transactions in compliance with Rule 903 of Regulation S under the Securities Act.  The Trust Preferred Securities were not registered under the Securities Act in reliance on exemptions set forth in Rule 144A, Regulation D and Regulation S, as applicable.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This discussion presents Management’s analysis of the financial condition and results of operations of 1st Centennial1 as of and for each of the years in the three-year period ended December 31, 2002 and includes the statistical disclosures required by SEC Guide 3 (“Statistical Disclosure by Company Holding Companies”).  The discussion should be read in conjunction with the financial statements of 1st Centennial and the notes related thereto which appear elsewhere in this Form 10-KSB Annual Report (see Item 7 below).

Statements contained in this report that are not purely historical are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 as amended, including our expectations, intentions, beliefs, or strategies regarding the future.  All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the date noted, and we assume no obligation to update any such forward-looking statements.  It is important to note that our actual results could materially differ from those in such forward-looking statements.  Factors that could cause actual results to differ materially from those in such forward-looking statements are fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which we conduct our operation

Selected Financial Data

You should read the selected financial data presented below in conjunction with our audited consolidated financial statements, including the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this Annual Report.   The selected financial data as of December 31, 2002 and 2001 and for each of the years in the three year period ended December 31, 2002 is derived from our audited consolidated financial statements and related notes, which are included in this Annual Report. The selected financial data for prior years is derived from our audited consolidated financial statements which are not included in this Annual Report. All per share information has been adjusted for stock splits and dividends declared from time to time.

	As of and For the Years Ended December 31,

	2002[1]	2001[2]	2000[2]	1999[2]	1998[2]

	(Dollars in Thousands, except per share data)
Income Statement:
Interest income	$14,494	$10,804	$7,989	$5,976	$5,039
Interest expense	2,377	2,694	2,331	1,586	1,694
Net interest income before provision for loan losses	12,117	8,110	5,658	4,390	3,345
Provision for loan losses	477	411	630	225	50
Noninterest income	2,424	1,993	2,041	1,035	977
Noninterest expense	11,556	8,070	5,690	4,152	3,452
Income before income tax expenses	2,508	1,622	1,379	1,048	820
Income tax expense	802	575	472	319	193
Net income	1,706	1,047	907	729	627
Share Data:
Earnings per share:
Basic	$1.42	$1.12	$1.23	$0.96	$0.85
Diluted	1.41	1.11	1.16	0.89	0.78
Weighted average common shares outstanding[3]
Basic	1,201,887	935,602	737,388	762,292	741,870
Diluted	1,213,182	946,737	784,226	815,797	802,637

	As of and For the Years Ended December 31,

	2002[2]	2001[2]	2000[2]	1999[2]	1998[2]

	(Dollars in Thousands, except per share data)
Balance Sheets:
Total assets	$207,858	$198,026	$94,111	$76,007	$69,594
Securities	32,822	34,014	9,481	8,003	9,488
Net loans[4]	141,112	125,695	58,774	52,382	40,203
Total deposits	183,188	174,328	86,381	69,140	63,325
Total stockholders’ equity	17,193	15,272	6,870	6,328	5,818
Performance Ratios:
Return on average equity[5]	10.47%	10.20%	13.74%	12.01%	11.43%
Return on average assets[6]	0.83%	0.77%	1.07%	1.10%	0.98%
Net interest margin[7]	6.75%	6.84%	7.57%	6.96%	5.91%
Efficiency ratio[8]	79.47%	79.88%	73.91%	76.39%	79.08%
Net loans to total deposits at period end	77.03%	72.10%	68.04%	75.76%	63.49%
Dividend payout ratio[9]	—	4.46%	8.13%	—

	As of and For the Years Ended December 31,

	2002[10]	2001[10]	2000[10]	1999[10]	1998[10]

	(Dollars in Thousands, except per share data)
Capital Ratios:
Average stockholders’ equity to average total assets	7.99%	5.35%	7.34%	8.34%	10.11%
Tier 1 capital to average assets	8.28%	5.69%	8.12%	8.44%	8.52%
Tier 1 capital to total risk-weighted assets	10.87%	8.30%	10.24%	10.30%	11.52%
Total capital to total risk-weighted assets	13.27%	11.07%	11.49%	11.22%	12.37%
Asset Quality Ratios:
Nonperforming loans to total gross loans[11]	0.41%	0.19%	0.42%	0.52%	0.79%
Nonperforming assets to total loans and other real estate owned	0.41%	0.19%	0.19%	0.11%
Net loan charge-offs to average total loans[12]	0.12%	0.25%	0.61%	0.16%	0.29%
Allowance for loan losses to total gross loans at period end	1.24%	1.15%	1.45%	1.09%	1.06%
Allowance for loan losses to nonperforming loans	303.42%	605.80%	775.00%	952.46%	132.42%

Qualitative factors include the general economic environment in our markets, including economic conditions in Southern California and in particular, the state of certain industries.  Size and complexity of individual credits in relation to lending officers’ background and experience levels, loan structure, extent and nature of waivers of existing loan policies and pace of portfolio growth are other qualitative factors that are considered in our methodologies.

Critical Accounting Policies

1st Centennial’s financial statements are prepared in accordance with accounting principles generally accepted in the U.S.  The financial information contained within these statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, Management has identified its most critical accounting policy to be that related to the allowance for loan losses.  1st Centennial Bancorp’s allowance for loan loss methodologies incorporate a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that Management believes is appropriate at each reporting date.

Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors.  Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements and borrowers’ sensitivity to quantifiable external factors including commodity and finished good prices as well as acts of nature (earthquakes, floods, fires, etc.) that occur in a particular period.

1 As used throughout this Annual Report, the term includes,as appropriate, both 1st Centennial Bancorp and 1 st Centennial Bank.

[2]Data prior to December 23, 1999 (the effective date of the holding company reorganization) is for 1st Centennial Bank only and thereafter is for 1st Centennial and subsidiaries on a consolidated basis; data beginning August 17, 2001 includes the operations of Palomar Community Bank (merged into 1st Centennial Bank effective May 24, 2002).

3As adjusted to give retroactive effect to stock splits and dividends.

4 Loans are net the allowance for loan losses and deferred fees.

5 Net income divided by average stockholders’ equity.

6 Net income divided by average total assets.

7 Net interest income as a percentage of average interest-earning assets.

8 Ratio of noninterest expense to the sum of net interest income before provision for loan losses and total noninterest income excluding securities gains and losses.

9 Dividends declared per share divided by basic earnings per share.

10 Data prior to December 23, 1999 (the effective date of the holding company reorganization) is for 1st Centennial Bank only and thereafter is for 1st Centennial and subsidiaries on a consolidated basis; data beginning August 17, 2001 includes the operations of Palomar Community Bank (merged into 1st Centennial Bank effective May 24, 2002).

11 Nonperforming loans consist of nonaccrual loans, loans past due 90 days or more and restructured loans.

12 Nonperforming assets consist of nonperforming loans and other assets, including other real estate owned.

As 1st Centennial adds new products, increases the complexity of its loan portfolio, and expands its geographic coverage, it will enhance its methodologies to keep pace with the size and complexity of the loan portfolio.  Management might report a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different.  This discussion and analysis should be read in conjunction with 1st Centennial’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management’s Discussion and Analysis section entitled “– Financial Condition – Allowance for Loan Losses.”  Although Management believes the level of the allowance as of December 31, 2002 is adequate to absorb losses inherent in the loan portfolio, a decline in the regional economy may result in increasing losses that cannot reasonably be predicted at this time.

Results of Operations

General

1st Centennial reported net earnings of $1,706,000 for the year ended December 31, 2002, which represents an increase of $659,000 or 62.9%, over net earnings of $1,047,000 for the year ended December 31, 2001.  Net earnings for 2001 increased $140,000 or 15.4%, over net earnings of $907,000 for the year ended December 31, 2000.  The increase in net income from 2001 to 2002 is from a full year of income from Palomar Community Bank (first as a separate subsidiary and later as a division of 1st Centennial Bank) in 2002 versus only 4½ months in 2001, as well as interest and fees generated by strong loan demand, coupled with a decline in the cost of funds.  The increase in net earnings from 2000 to 2001 was due to 4½ months of consolidated earnings from Palomar Community Bank in 2001, and an increase in the volume of loans resulting largely from the Palomar acquisition.

Basic earnings per share, as adjusted to give effect to stock dividends, were $1.42, $1.12 and $1.23 for the years ending December 31, 2002, 2001 and 2000, respectively.  Diluted earnings per share, adjusted for the effects of the exercise of stock options and stock dividends were $1.41, $1.11, and $1.16 for the years ending December 31, 2002, 2001, and 2000, respectively.  The increase in basic and diluted earnings per share from 2001 to 2002 can be attributed to a 62.9% increase in net earnings in 2002 over 2001 without a substantial increase in the number of average shares outstanding during 2002.  The decrease in basic and diluted earnings per share in 2001 from 2000 was due primarily to 1st Centennial’s secondary offering of common stock in 2001.

Return on average assets was 0.83% for 2002, compared to 0.77% for 2001 and 1.07% for 2000.  Return on average stockholders equity was 10.47% for 2002, compared to 10.20% for 2001 and 13.74% for 2000.  The increase from 2001 to 2002 was a result of increased earnings, primarily interest and fees on loans, as volume increased, and a decrease in the cost of funds.  The decrease from 2000 to 2001 was due to the August 2001 acquisition of Palomar Community Bank, which increased assets by approximately $90 million and equity by $10.5 million, without the corresponding full-year’s income.

Net Interest Income and Net Interest Margin

Net interest income is the difference between interest earned on loans and investments and interest paid on deposits and other borrowings. Net interest income totaled $12.1 million for the year ended December 31, 2002, up 49.3% from $8.1 million for the year ended December 31, 2001, which in turn was up 44.6% from $5.6 million in 2000.  Factors contributing to the growth of net interest income during 2002 were the presence of Palomar Community Bank (first as a separate subsidiary and later as a division of 1st Centennial Bank) for the entire year compared to only 4 ½ months in 2001, as well as continued strong growth in interest and fees from construction and real estate loans.  The primary factor contributing to the growth of net interest income during 2001 was the acquisition of Palomar Community Bank, although an increase in volume of loans made, fees and interest income from construction loans also contributed to the increase in 2001.

Average earning assets increased $14.9 million, or 9.1% to $179.4 million in 2002, compared to an increase of $89.8 million or 120.2% to $164.5 million in 2001, and an increase of $14.2 million, or 21%, to $74.7 million in 2000.  The increase in average earning assets in 2002 was due to a 13.3% increase in average loans in 2002 over 2001.  The primary reason for the increase in earnings assets in 2001 over 2000 was the acquisition of Palomar Community Bank.

The net interest margin was 6.75%, 6.84%, and 7.57% for the years ended December 31, 2002, 2001 and 2000, respectively.  The primary reason for the decrease in net interest margin in 2002 from 2001 was due to the continued historical low interest rate environment, as well as an increase in the average balance of other borrowings and redeemable preferred securities issued by 1st Centennial in 2002.  However, the effect of the low interest rates and increase in other borrowings in 2002 was largely offset by the fact that a majority of our variable rate loans are at their interest rate floors, and are therefore likely to have a higher yield than the prime rate index plus a percentage, so that the overall decrease in the net interest margin was only nine basis points.  The decrease in 2001 versus 2000 was the result of the decrease in interest rates, as well as the fact that most of the deposits acquired in the acquisition of Palomar Community Bank in August 2001 were higher paying, and most of loans acquired in that transaction were lower-yielding than most of 1st Centennial’s then existing loans and deposits.

The following table shows 1st Centennial Bancorp’s average balances of earning assets, and interest-bearing liabilities; the amount of interest income and interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest income and the net interest margin for the periods indicated:

Distribution, Rate and Yield Analysis of Net Income

	For the Years Ended December 31,

	2002

	Average Balance	Interest Income/ Expense	Average Rate/Yield

Interest-earning Assets:
Federal funds sold	$9,465	$152	1.61%
Interest-bearing deposits in financial institutions	4,746	220	4.64%
Investment securities:
Taxable[14]	26,904	1,350	5.02%
Non-taxable	4,140	186	4.49%

Total investments	45,255	1,536	3.39%
Loans[15]	134,169	12,586	9.38%

Total interest-earning assets	$179,424	$14,494	8.08%

Interest-bearing Liabilities:
Interest-bearing deposits
Interest-bearing demand deposits	$19,209	$41	0.21%
Money market deposits	33,793	299	0.88%
Savings deposits	18,145	98	0.55%
Time deposits $100,000 or greater	30,260	936	3.09%
Other time deposits	30,667	673	2.19%

Total interest-bearing deposits	$132,074	$2,047	1.55%

Other borrowings	3,920	166	4.23%
Redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures	3,046	164	5.38%

Total interest-bearing liabilities	$139,040	$2,377	1.71%

Net interest income		$12,117

Net interest margin[16]			6.75%

	For the Years Ended December 31,

	2001			2000

	Average Balance	Interest Income/ Expense	Average[13] Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield

	(Dollars in thousands)
Interest-earning Assets:
Federal funds sold	$20,093	$385	3.28%	$7,408	$454	6.13%
Interest-bearing deposits in financial institutions	6,570	298	5.78%	3,620	219	6.05%
Investment securities
Taxable[14]	15,817	762	6.67%	4,414	257	5.85%
Non-taxable	3,662	158	4.31%	3,461	158	4.57%

Total investments	46,142	1,603	5.01%	18,903	1,088	5.76%
Loans[15]	118,428	9,201	10.63%	55,822	6,901	12.36%

Total interest-earning assets	164,570	$10,804	9.11%	$74,725	$7,989	10.69%

Interest-bearing Liabilities:
Interest-bearing deposits
Interest-bearing demand deposits	$17,455	$54	0.45%	$10,131	$119	1.17%
Money market deposits	37,429	621	2.00%	13,611	550	4.04%
Savings deposits	14,554	153	1.41%	9,609	239	2.49%
Time deposits $100,000 or greater	25,211	981	4.94%	12,859	727	5.65%
Other time deposits	36,489	806	4.11%	11,590	650	5.61%

Total interest-bearing deposits	$131,138	$2,615	2.11%	$57,800	$2,285	3.95%

Other borrowings	1,392	79	5.68%	758	46	6.07%
Redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures	—	—	—	—	—	—

Total interest-bearing liabilities	$132,530	$2,694	2.85%	$58,558	$2,331	3.98%

Net interest income		$8,110			$5,658

Net interest margin[16]			6.84%			7.57%

[13] Average rates/yields for 2001 have been adjusted to reflect the ownership of Palomar Community Bank for 4½ months in 2001.
[14] Yields on income have been computed on a tax equivalent basis, except for municipal securities, because the amounts are minimal.

[15] Loans are gross, which excludes the allowance for loan losses, and net of deferred fees.  Nonaccrual loans are included in the table for computation purposes, but the foregone interest of such loans is excluded.  Loan fees were approximately $1,901,000, $1,194,000 and $631,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

[16] Net interest income as a percentage of average interest-earning assets.

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

The cost of average interest-bearing liabilities decreased to 1.71% for 2002, compared to 2.85% in 2001 and 3.98% in 2000.  For the most part, the decrease was due to a lower interest rate environment, reflective of the Federal Reserve Board’s interest rate policy in 2002 and 2001.

Interest expense totaled $2.4 million in 2002, a decrease of 11.8% or $0.3 million from interest expense in 2001 of $2.7 million.  Interest expense increased by 15.6% to $2.7 million in 2001, compared to $2.3 million in 2000.  Despite the presence of Palomar (first as a separate subsidiary and later as a division of 1st Centennial Bank) for an entire year in 2002 compared to only 4½ months in 2001, interest expense decreased from 2001 to 2002 principally as a result of the continued historical low interest rate environment in 2002.  In addition, interest expense decreased in 2002 due to a shift in the deposit mix, which caused a 30.1% increase in non-interest bearing demand deposits.  In 2001, interest expense increased despite the acquisition of Palomar Community Bank in August, 2001.  This was also due to the low interest rate environment that was experienced in 2001, and is evidenced by the decrease in the rate paid on total deposits and other borrowings from 3.00% in 2000 to 2.15% in 2001.

Total interest income increased to $14.5 million in 2002, up from $10.8 million in 2001 and $8.0 million in 2000.  The increase in interest income in 2002 is primarily due to continued strong loan demand in the regions 1st Centennial Bancorp serves, as well as the presence of Palomar Community Bank (first as a separate subsidiary and later as a division of 1st Centennial Bank) for all of 2002, compared to only 4½ months in 2001.  Return on interest-earning assets decreased to 8.08% in 2002, compared to 9.11% in 2001 and 10.69% in 2000, due to the historical low interest rate environments in 2002 and 2001.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities, the amount of change attributable to changes in average daily balances (volume), changes in interest rates (rate), and changes attributable to both the volume and rate (rate/volume):

Rate/Volume Analysis of Net Interest Income

	Year Ended December 31, 2002 vs. 2001

	Increases (Decreases) Due to Change In

	Volume	Rate	Rate/ Volume	Total

	(Dollars in Thousands)
Increase (Decrease) in Interest Income:
Federal funds sold	$(349)	$(336)	$452	$(233)
Interest-bearing deposits in financial institutions	(105)	(75)	102	(78)
Investment securities[17]	761	(254)	109	616
Loans[18]	1,673	(1,480)	3,192	3,385

Total	$1,980	$(2,145)	$3,855	$3,690

Increase (Decrease) in Interest Expense::
Interest-bearing demand deposits	$8	$(42)	$21	$(13)
Money market deposits	(73)	(419)	170	(322)
Savings deposits	51	(125)	20	(54)
Time deposits $100,000 or greater	249	(466)	171	(46)
Other time deposits	(239)	(701)	807	(133)
Other borrowings	144	(20)	(37)	87
Redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures	—	—	164	164

Total	$140	$(1,773)	$1,316	$(317)

Total change in net interest income	$1,840	$(372)	$2,539	$4,007

	Year Ended December 31, 2001 vs. 2000

	Increases (Decreases) Due to Change In

	Volume	Rate	Rate/ Volume	Total

	(Dollars in Thousands)
Increase (Decrease) in Interest Income:
Federal funds sold	$778	$(211)	$(636)	$(69)
Interest-bearing deposits in financial institutions	178	(10)	(89)	79
Investment securities[17]	673	29	(197)	505
Loans[18]	7,738	(966)	(4,472)	2,300

Total	$9,367	$(1,158)	$(5,394)	$2,815

Increase (Decrease) in Interest Expense::
Interest-bearing demand deposits	$86	$(73)	$(78)	$(65)
Money market deposits	962	(278)	(614)	70
Savings deposits	123	(104)	(106)	(87)
Time deposits $100,000 or greater	698	(91)	(351)	256
Other time deposits	1,397	(174)	(1,068)	155
Other borrowings	38	(3)	(1)	34
Redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures	—	—	—	—

Total	$3,304	$(723)	$(2,218)	$363

Total change in net interest income	$6,063	$(435)	$(3,176)	$2,452

Provision for Loan Losses

Due to the credit risk inherent in the business of making loans, 1st Centennial Bank sets aside an allowance or reserve for loan losses through charges to earnings.  The charges are shown in the income statements as provision for loan losses, and specifically identifiable and quantifiable losses are immediately charged off against the allowance.  The amount of the provision is determined by Management as that required to be added to bring the allowance to a level, which is considered adequate to absorb losses inherent in the loan portfolio after net charge-offs have been deducted.  The amount of the provision is based on management’s regular review of the loan portfolio and consideration of such factors as historical loss experience, general prevailing economic conditions, changes in the size and composition of the loan portfolio and specific borrower considerations, including repayment ability and the estimated value of the underlying collateral.

For the year ended December 31, 2002, the provision for loan losses was $477,000, compared to $411,000 and $630,000 for 2001 and 2000, respectively.  The increase in the provision from 2001 to 2002 was the result of management’s refined methodology in determining adequate levels to the overall allowance and for growth in the loan portfolio.  The decrease in the provision from 2000 to 2001 was due to the fact that we acquired an additional $603,000 in reserves in connection with the acquisition of Palomar Community Bank in August 2001.  One of the procedures used for monitoring the loan portfolio is migration analysis.  Based on the results of this program, in addition to management’s determination, the provision is increased or decreased.  The procedures for monitoring the adequacy of the Allowance, as well as detailed information concerning the allowance itself, are included in the “Allowance for Loan Losses” section.

[17] Yields on income have not been computed on a tax equivalent basis, because tax-exempt investments are minimal.

[18] Loans are gross, which excludes the allowance for loan losses, and net of deferred fees.  Nonaccrual loans are included in the table for computation purposes, but the foregone interest of such loans is excluded.  Loan fees were approximately $1,901,000, $1,194,000 and $631,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Other Income

Other income for 1st Centennial includes customer service fees, net gain from sale of loans, net gain or loss from sale of investment securities, broker fee income, increases in the cash surrender value of life insurance policies, and other miscellaneous income.

Customer service charges and fees decreased $99,000 and from 60.2% to 45.4% of total other income from 2001 to 2002, due to a lower collection rate of business account service charges, as well as an increase of fees waived on Home Owners Association accounts where analysis charges are offset by earnings credits.  These accounts are principally maintained at 1 st Centennial’s Escondido Branch and are expected to be profitable in the future due to refined pricing established during 2002.  Service charges and fees increased $516,000 and from 33.5% to 60.2% of total other income from 2000 to 2001, as a direct result of the acquisition of Palomar Community Bank and increased deposits at 1 st Centennial.  For 2002, low interest rates paid on interest-bearing deposits drove a 6.2% ($3.2 million) shift to non-interest bearing accounts.  Non-interest bearing accounts increased 30.1% during this period.  Generally, non-interest bearing accounts are charged a nominal fee or can be service charge free for maintaining a minimum balance.

Gain on sale of loans increased to $547,000 in 2002, compared to $413,000 in 2001 and $277,000 in 2000, and represented 22.6%, 20.7% and 13.6% of total income for 2002, 2001 and 2000, respectively.  The increases in this category, both in dollar volume and as a percentage of total other income, were due to an increase in volume of loans sold.  1 st Centennial has identified the sale of loans as a viable, recurring source of other income, maintains this department as a separate profit center to track the sale of loans and related expenses, and has established affiliations with other banks, as well as the SBA, as sources to sell these loans at a gain.

Income from the increase in the cash surrender value of life insurance increased to $209,000 in 2002, compared to $90,000 in 2001 and $75,000 in 2000, and represented 8.6%, 4.5% and 3.7% of total income for 2002, 2001 and 2000, respectively.  The increases in this category, again both in dollar volume and as a percentage of total other income, were due to the addition of one life insurance policy in 2002, and several policies acquired in 2001.  Broker fee income increased from $73,000 in 2000, to $185,000 in 2001, and $316,000 in 2002, as a result of serviced participation loans at 1 st Centennial’s Escondido Branch (formerly Palomar Community Bank), and due to increased volume of loans participated to others in 2002.

Total other income increased by $431,000 or 21.6% in 2002 to $2.4 million as compared to $2.0 million in 2001.  This increase is due to the ownership of Palomar Community Bank (first as a separate subsidiary and later as a division of 1 st Centennial Bank) for all of 2002 as compared to only 4½ months in 2001, as well as income from the increase in the cash surrender value of life insurance policies.  The decrease of $48,000 from 2000 to 2001 is a result of the gain on sale of $906,000 in 2000 for the sale of BancData Solutions.  Excluding the gain on sale of BancData Solutions from 2000 other income, other income in 2001 increased by 75.6% or $858,000 over 2000.

The following table sets forth the various components of 1 st Centennial Bancorp’s noninterest income for the periods indicated:

Other Income

	For the Years Ended December 31,

	2002		2001		2000

	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

	(Dollars in Thousands)
Customer service fees	$1,101	45.42%	$1,200	60.21%	$684	33.51%
Gain from sale of loans	547	22.57%	413	20.72%	277	13.57%
Gain (loss) from sale of investment securities	—	—	16	0.80%	11	0.54%
Gain from sale of BancData Solutions, Inc.	—	—	—	—	906	44.39%
Increase in cash surrender value of life insurance	209	8.62%	90	4.52%	75	3.67%
Broker fee income	316	13.04%	185	9.28%	73	3.58%
Other income	251	10.35%	89	4.47%	15	0.74%

Total noninterest income	$2,424	100.00%	$1,993	100.00%	$2,041	100.00%

As a percentage of average earning assets		1.36%		1.21%		2.73%

Other Expenses

Total other expenses, at $11.6 million for 2002, exceeded the 2001 level of $8.1 million by $3.5 million, or 43.2%, principally as a result of the addition of Palomar (first as a separate subsidiary and later as a division of 1 st Centennial Bank) for an entire year in 2002, as compared to only 4½ month in 2001, and increased from 4.90% to 6.44% as a percentage of average earning assets.  In addition, the expansion of our Real Estate/Construction Loan Division and additional staffing to support the growth of 1 st Centennial contributed to increases in other expenses.  The decrease in other expenses as a percentage of average earning assets to 4.90% in 2001 from 7.61% in 2000 was a result of incurring 4½ months of expenses versus the full year’s growth in assets due to the acquisition of Palomar Community Bank in August 2001.

In 2002, salaries, wages and employee benefits increased $1.7 million over 2001 but decreased slightly as a percentage of total other expenses to 52.4% in 2002 compared to 54.1% in 2001.  This increase was partially due to the addition of Palomar (first as a separate subsidiary and later as a division of 1 st Centennial Bank) for an entire year, and for added staffing to support growth.  In 2001, salaries, wages and employee benefits increased by $1.5 million, or 50.9% over 2000, and from 50.8% to 54.1% of total other expenses for this same period.  The increase from 2000 to 2001 was due to the acquisition of Palomar Community Bank and internal growth.

For 2002, net occupancy expenses increased $294,000 over the $1.1 million in 2001, but decreased as a percentage of total other expenses to 12.1% in 2002 from 13.6% in 2001.  Net occupancy expenses have increased due to the need for increased space for 1 st Centennial’s growth.  Included in net occupancy expenses, are expenses for premises, rent, equipment and repair, as well as costs for computer hardware and software depreciation. In 2001, net occupancy expense increased $583,000 from 2000 and from 9.1% to 13.6% of total other expenses, due to additional occupancy expense for the Palomar Community Bank facility and for expansion in the Real Estate/Construction Division to a separate loan production office.  Previously, the Real Estate/Construction Division shared offices with our main branch and administrative office.

Professional fees, which include legal fees, accounting fees, marketing consultant fees, Information Technology fees, and other professional fees increased $552,000 in 2002 from 2001 and increased as a percentage of total other expenses to 10.3% in 2002 from 7.8% in 2001.  These increases were anticipated as 1 st Centennial expanded its service area and products, as well as enhancing its computer network systems and upgrading its data processing vendor.  The increase also resulted in part from increased professional fees due to the merger of Palomar Community Bank into 1 st Centennial Bank in 2002.  The decrease of $121,000 in professional fees from $754,000 in 2000 was due to higher litigation expenses in 2000 when compared to 2001.  The litigation expense in 2000 related primarily to an action filed by a former employee in February 1998.  The trial of this action occurred during 2000 with a jury verdict returned in plaintiff’s favor in October 2000, which verdict 1 st Centennial subsequently appealed.  The action was subsequently settled on July 10, 2002 at a cost to 1 st Centennial of $425,000.  Legal settlement amounts of $193,000 and $232,000 were expensed by 1 st Centennial in 2001 and 2002, respectively, with respect to the settlement of this action.

The following table sets forth the breakdown of noninterest expense for the periods indicated:

Other Expenses

	For the Years Ended December 31,

	2002		2001		2000

	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

	(Dollars in Thousands)
Salaries, wages and employee benefits	$6,054	52.39%	$4,365	54.09%	$2,892	50.83%
Net occupancy expense	1,394	12.06%	1,100	13.63%	517	9.09%
Marketing	237	2.05%	265	3.28%	196	3.44%
Data processing fees	760	6.58%	462	5.72%	471	8.28%
Professional fees	1,185	10.25%	633	7.84%	754	13.25%
Postage, telephone, supplies	494	4.27%	389	4.82%	285	5.01%
Directors’ fees	151	1.31%	129	1.60%	70	1.23%
Legal settlement	232	2.01%	193	2.39%	—	—
Other operating expense	1,049	9.08%	534	6.63%	505	8.87%

Total other expenses	$11,556	100.00%	$8,070	100.00%	$5,690	100.00%

As a percentage of average earning assets		6.44%		4.90%		7.61%

Efficiency ratio		79.47%		79.88%		73.91%

Provision for Income Taxes

The provision for income taxes was $802,000 in 2002, compared to $575,000 in 2001 and $472,000 in 2000.  For the year ended December 31, 2002, the effective tax rate was 32.0%, compared to an effective tax rate of 35.5% in 2001 and 34.2% in 2000.  These rates are below the standard combined Federal and state statutory rates as a result of the following book to tax adjustments to income for each period: investment income for municipal bonds (federal tax exempt) and for income on life insurance policies (tax exempt).  These book to tax adjustments and income variances from tax exempt assets cause fluctuations in the effective tax rates.  The decrease in the effective rate in 2002 resulted from a higher volume of tax exempt income from life insurance policies.

Financial Condition

Summary

1 st Centennial’s total assets were $207.8 million at December 31, 2002, compared to $198.0 million and $94.1 million at December 31, 2001 and 2000, respectively.  This represented increases of 4.9% and 110.4% in 2002 and 2001, respectively.  The increase in total assets in 2002 was due to internally generated growth, most significantly in the loan portfolio, and the increase in 2001 was primarily the result of the acquisition of Palomar Community Bank. Total loans were $143.5 million at December 31, 2002, compared to $127.6 million and $60.0 million at December 31, 2001 and 2000, respectively, representing increases of 12.5% and 112.5% in 2002 and 2001, respectively.  Total deposits were $183.2 million at December 31, 2002, compared to $174.3 million and $86.4 million at December 31, 2001 and 2000, respectively, representing increases of 5.1% and 101.7% in 2002 and 2001, respectively.

Deposits increased only 5.1% in 2002 due primarily to reductions in certain high-cost time deposits at Palomar Community Bank.  These reductions were expected due to the fact that Palomar Community Bank was previously a savings and loan association until 1999, and therefore paid generally higher rates on time deposits than commercial banks.  Many of these time deposits matured in 2001 following our acquisition of Palomar Community Bank in August 2001.  The runoff continued to some extent into 2002 with the continued maturation of the remainder of these high-cost time deposits.  However, we have since successfully replaced those time deposits with Home Owners Association deposits.  Deposit growth in 2001 was again primarily the result of the acquisition of Palomar Community Bank.  The most significant change in the mix of assets in 2002 was the increase in loans from 63.5% to 68.0% of total assets.  As a result of the fact that loans increased 12.5% in 2002 compared to deposit growth of only 5.1%, our loan-to-deposit ratio increased from 72.1% at year-end 2001 to 77.0% at year-end 2002.

Total stockholders’ equity was $17.2 million at December 31, 2002, representing an increase of 12.4%, or $1.9 million over December 31, 2001 stockholders’ equity of $15.3 million.  Stockholders’ equity at December 31, 2001 increased by 122%, or $8.4 million over December 31, 2000 amounts.  The increase from 2001 to 2002 was primarily from earnings from 1 st Centennial.  The large increase from 2000 to 2001 was due largely to a secondary offering of common stock in 2001 to facilitate the purchase of Palomar Community Bank, as well as retained earnings from operations.

Loan Portfolio

Total gross loans were $143.5 million at December 31, 2002, compared to $127.6 million and $60.0 million at December 31, 2001 and 2000, respectively.  Total gross loans represented 69.0% of total assets at December 31, 2002, compared to 64.4% and 63.8% of total assets at December 31, 2001 and 2000, respectively.  Total loans increased by $16.0 million or 12.5% in 2002 and by $67.5 million or 112.5% in 2001.  The increase in total gross loans in 2002 was due to continued strong loan demand in our market areas, and the increase in 2001 was primarily the result of our acquisition of Palomar Community Bank.

The composition of the loan portfolio changed from 2001 to 2002.  The most significant changes are construction loans increasing to 37.1% of the total loan portfolio at December 31, 2002 from 29.7% at December 31, 2001, and mortgage loans decreasing to 30.9% at December 31, 2002 from 38.5% at December 31, 2001.  This shift was due to the sale of approximately $4 million of mortgage loans during the year, as well as early pay-offs due to refinancing.  The overall strong growth in construction loans continues to be fueled by the demand for affordable housing in San Bernardino, Riverside and San Diego Counties, and the current low mortgage interest rate environment.

The following table sets forth the composition of 1 st Centennial Bancorp’s loan portfolio as of the dates indicated:

Loan Portfolio Composition

	As of December 31,

	2002		2001		2000

	Amount	Percent of Total	Amount	Percent of Total	Amount

	(Dollars in Thousands)
Real estate loans:
Construction and development	$53,246	37.12%	$37,950	29.75%	$14,358
Mortgage loans	44,272	30.86%	49,127	38.51%	16,272
Commercial loans	38,049	26.52%	30,581	23.97%	21,583
Automobile loans	1,574	1.10%	2,399	1.88%	3,036
Indirect loans	9	0.01%	583	0.46%	1,063
Equity loans	4,953	3.45%	4,759	3.73%	1,887
Consumer and other loans	1,351	0.94%	2,161	1.70%	1,827

Total gross loans	$143,454	100.00%	127,560	100.00%	60,026

Less:
Unearned income	(570)		(405)		(384)
Allowance for loan losses	(1,772)		(1,460)		(868)

Total net loans	$141,112		$125,695		$58,774

	As of December 31,

	2000	1999		1998

	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

	(Dollars in Thousands)
Real estate loans:
Construction and development	23.92%	$15,248	28.67%	$4,977	12.13%
Mortgage loans	27.11%	12,533	23.56%	11,320	27.59%
Commercial loans	35.96%	18,686	35.13%	16,674	40.64%
Automobile loans	5.06%	2,468	4.64%	2,563	6.25%
Indirect loans	1.77%	1,845	3.47%	3,348	8.16%
Equity loans	3.14%	876	1.65%	149	0.37%
Consumer and other loans	3.04%	1,531	2.88%	1,995	4.86%

Total gross loans	100.00%	53,187	100.00%	41,026	100.00%

Less:
Unearned income		(224)		(391)
Allowance for loan losses		(581)		(433)

Total net loans		$52,382		$40,202

Real Estate – Construction

1 st Centennial makes loans to finance the construction of residential and commercial properties and to finance land acquisition and development. Construction and development loans are obtained principally through solicitations by 1 st Centennial and through continued business from builders and developers who have previously borrowed from 1 st Centennial.  When the total amount of a loan would otherwise exceed 1 st Centennial’s legal lending limit, 1 st Centennial sells participation interests to other financial institutions to facilitate the extension of credit.

1 st Centennial’s owner-occupied single-family construction loans typically have a maturity of twelve months.  Construction-to-permanent loans are secured by a deed of trust and usually do not exceed 90% of the appraised value of the home to be built with a minimum of 10% equity.  Construction only loans do not exceed 80% of the appraised value of the home to be built with a minimum of 10% equity.  All owner-occupied single-family construction borrowers have been pre-qualified for long-term loans using Fannie Mae underwriting guidelines.  All underwriting on tracts and commercial construction where a portion or all of the property will be leased to a third party is done in conformity with a discounted cash flow analysis.

In connection with land acquisition loans to developers, we require the subject property to have a tentative map and be free of adverse environmental issues.  Further, these loans are only made to experienced and financially sound developers in areas where demand and acceptable absorption can be adequately demonstrated to us.  The land loans have a floating rate, which is tied to the prime rate.  The loan to value on raw land does not exceed 50% of the appraised value and 65% of the appraised value when offsite improvements are financed.  The loans are secured by a first deed of trust and require the principal to personally guarantee repayment of the loan.  Loan commitment and origination fees of 1.5% to 2% are usually charged.

Construction loans for the purpose of acquiring unimproved land and developing such land into improved residential lots typically have a maturity of 12 to 18 months and are tied to a floating rate with the prime rate as the index.  These loans do not exceed 65% of the appraised value and are secured by a first deed of trust.  The principal or principals are required to personally guarantee repayment of the loan.  To further reduce risk inherent in construction lending, 1 st Centennial limits the number of properties which can be constructed on a “speculative” or unsold basis contingent upon absorption rates detailed by an approved appraiser and subject to final review and, if the loan amount is in excess of approved lending authority, approval by 1 st Centennial’s Loan Committee.

1 st Centennial’s underwriting criteria is designed to evaluate and minimize the risk of each construction loan.  A wide variety of factors are carefully considered before originating a construction loan, including the availability of permanent financing to the borrower (which may be provided by 1 st Centennial at prevailing market rates); the reputation of the borrower and the contractor; independent valuations and reviews of cost estimates; pre-construction sale information, and cash flow projections of the borrower.  At the time of 1 st Centennial’s origination of a construction loan to a builder, the builder often has a signed contract with a purchaser for the sale of the “to-be-constructed” house, thereby providing reasonable assurance of a repayment source and mitigation of 1 st Centennial’s underwriting risks.  To further reduce risk inherent in construction lending, 1 st Centennial limits the number of properties, which can be constructed on a “speculative” or unsold basis contingent upon absorption rates detailed by an approved appraiser and subject to final review and approval by 1 st Centennial’s Real Estate Department Manager.  Moreover, 1 st Centennial controls certain risks associated with construction lending via a fund disbursement/voucher-control system requiring builders to submit itemized bills to 1 st Centennial (along with appropriate lien releases), and by paying the subcontractors directly.  For a contractor meeting specific criteria, loan funds may be disbursed under a “draw” system, directly to the contractor.

Commercial construction loans are underwritten using the actual or estimated cash flow the secured real property would provide to an investor (“Income Approach”) in the event of a default by the borrower.  A debt coverage ratio of 1.25:1 and a maximum loan-to-value of 75% are required in most cases.

Mortgage Loans

As an accommodation, we occasionally offer 1 st trust deed mortgages for single-family residences on either a fixed or variable rate basis; however, the majority of new mortgage loan originations are sold to a third party.

1 st Centennial Bank places mortgage loans through its loan agents to traditional mortgage lenders.  Prior to placement, we perform a full underwriting process which includes customary disclosures to the borrower, such as broker notification and good faith estimate; obtaining credit reports, opening title and escrow; ordering the appraisal; verifying employment and account information, etc.  These loans are underwritten to Fannie Mae and Freddie Mac guidelines.  On occasion, as an accommodation, we will make loans secured by a first trust deed on a primary or secondary residence, with maturities of 5 to 10 years.  In those instances, the required disclosures are made, a credit report obtained, financial information analyzed, appraisal obtained, flood hazard certificate obtained, and appropriate fire and casualty insurance coverage placed.  Loan to value ratios on these loans typically do not exceed 80% and the borrower must demonstrate historic cash flow to service the payments.

Real Estate – Commercial

In order to accommodate existing customers and to solicit new commercial loan and deposit relationships, 1st Centennial originates permanent loans secured by owner-occupied commercial real estate (investor-owned real estate is only considered on an exception basis as an accommodation to substantial existing customers).  1st Centennial’s commercial real estate portfolio primarily includes loans secured by small office buildings and commercial/industrial real properties.  Commercial real estate loans may be secured by a combination of both commercial and single-family properties.

In addition to the strength and experience of the borrower, location is one of the most important factors in commercial real estate lending.  Typically, we will lend up to 75% of an independently appraised value (or evaluation of value for loans under $250,000) and require that the borrower have historical cash flow sufficient to demonstrate a 1.25 times debt coverage ratio.  It is also important that the subject property be free from environmental contamination issues.  We require the borrower to complete an environmental assessment to ensure that the property is free of contamination.

In connection with our commercial real estate loans, we check a variety of credit sources to ensure that the borrower has a satisfactory credit history, and require at least three years of annual financial statement information and a current interim financial statements for analysis to determine if the borrower has the financial strength to sustain unforeseen adverse events and sufficient capacity to service its obligations in a timely manner.  We secure these loans with either a first or second deed of trust on the subject property and requires sufficient insurance with 1st Centennial named as loss payee.  For investor properties, we require that borrowers provide to us annual rent rolls to enable us to analyze the income generated from the property as well as annual financial information for the borrower to monitor the financial health on a going forward basis.

At December 31, 2002, 1st Centennial had outstanding real estate secured loans totaling $97.5 million.

Business Loans

1st Centennial’s commercial loans consist of (i) loans secured by commercial real estate and (ii) business loans, which are not secured by real estate, or if secured by real estate, the principal source of repayment is expected to be from business income, operating cash flows, etc.  For a discussion of 1st Centennial’s loans secured by commercial real estate lending see “– Real Estate – Commercial.”  Business loans include revolving lines of credit, working capital loans, equipment financing, letters of credit and inventory financing.  Loans to business are underwritten using the three C’s of credit…character, capacity, and credit.  It is important to know your borrower.  In that regard we check a variety of credit sources to verify that the borrower has a history of satisfactorily discharging its obligations according to terms; we require at least three years of annual financial statements and a current interim statement for analysis.  It is important to demonstrate that historical cash flows are sufficient to service not only the subject loan, but also all other obligations of the borrower.  We typically require a debt coverage ratio of 1.25 for term loans.  On loans where accounts receivable and/or inventory is financed, periodic AR and AP agings are required in order to monitor the integrity of the loan vis-à-vis the collateral.  Under certain limited circumstances unsecured loans may be made, but even when we make unsecured loans we protect ourself by ensuring that appropriate insurance is in place naming us as loss payee, and we require periodic financial information be provided to us in order to monitor the loan during the term of the arrangement.  Term loans may be made to support asset growth.  Independent sources are used to establish collateral values.  Typically, advances represent up to 80% of the asset financed.

At December 31, 2002, 1st Centennial had business loans totaling $38.0 million, representing 26.5% of 1st Centennial’s loan portfolio.

Typically, business loans are floating rate obligations and are made for terms of 5 years or less, depending on the purpose of the loan and the collateral.  No single business customer accounted for more than 3% of total loans at December 31, 2002.

Consumer and Other Loans

The consumer loans originated by 1st Centennial include automobile loans and miscellaneous other consumer loans, including unsecured loans, home lines of credit and credit card accounts.  At December 31, 2002, consumer loans totaled $7.9 million, or 5.5% of 1st Centennial Bancorp’s loan portfolio.

We underwrite these loans based on a satisfactory credit history, verifiable, stable income, with maximum debt ratios of 50%, and satisfactory financial information.  When personal property collateral is taken, we take a first position security interesting the collateral, obtain an independent evaluation of value of the collateral, and ensure that appropriate insurance is in place with us named as beneficiary.  If real estate is taken as collateral, then we are typically in either a first or second trust deed position, appropriately margined, requiring the borrower to have reasonable equity in the asset being financed.  We are also named as loss payee on the insurance, and an appraisal or evaluation of value is made to establish an independent value of the real property being financed.  If required, an environmental questionnaire is completed by the borrower and/or and environmental report is obtained from an authorized environmental firm to ensure that the subject property if free of hazardous or other environmental concerns.  Loans are monitored through various reports generated by the loan system.

Loan Maturities and Sensitivity to Changes in Interest Rates.  The following table shows the maturity distribution and repricing intervals of 1st Centennial’s outstanding loans as of December 31, 2002.  In addition, the table shows the distribution of such loans between those with variable or floating interest rates and those with fixed or predetermined interest rates.  The table includes nonaccrual loans of $394,000.  Loan amounts are shown before deferred loan fees and before the allowance for loan losses.

Loan Maturities and Repricing Schedule

	As of December 31, 2002

	Within One Year	After One By Within Five Years	After Five Years	Total

	(Dollars in Thousands)
Real estate loans:
Construction and development	$50,409	$2,609	$228	$53,246
Mortgage loans	7,200	8,689	28,383	44,272
Commercial loans	17,096	12,463	8,490	38,049
Automobile loans	70	1,413	91	1,574
Indirect loans	4	5	—	9
Equity loans	228	317	4,408	4,953
Consumer and other loans	—	25	1,326	1,351

Total loans	$75,007	$25,521	$42,926	$143,454

Loans with variable (floating) interest rates	$27,856	$6,517	$—	$34,373

Loans with predetermined (fixed) interest rates	$66,842	$18,514	$23,725	$109,081	[19]

Approximately 76.0% or $109.1 million of 1st Centennial’s loan portfolio at December 31, 2002 was classified as being at fixed rates, compared to 45.5% or $58.0 million, at December 31, 2001.  Loans with variable rates at December 31, 2002 were $34.4 million compared to $69.6 million at December 31, 2001.  However, 71.4% or $102.4 million of 1st Centennial’s loan portfolio is written as variable rate loans.  Of this $102.4 million in variable rate loans, $68.0 million, or approximately 66.4%, are written with established floors, which floors have been reached due to the low interest rate environment. These loans are therefore temporarily classified as fixed rate loans until the variable rate index rises above the floors.  Only approximately $41.1 million of the loans in the table are “truly” fixed rate loans.

Off-Balance Sheet Arrangements

During the ordinary course of business, 1st Centennial will provide various forms of credit lines to meet the financing needs of its customers.  These commitments to provide credit represent an obligation of 1st Centennial to its customers, which is not represented in any form within the consolidated balance sheets of 1st Centennial.  These commitments represent a credit risk to 1st Centennial.

[19] Includes $68.0 million in variable rate loans with established floors, which loans have reached their floor, and in essence, become fixed rate loans until the variable rate index rises above the floors.

The effects on 1st Centennial’s revenues, expenses, cash flows and liquidity from the unused portions of the commitments to provide credit cannot be reasonably predicted, because there is no guarantee that the lines of credit will ever be used.

For more information regarding 1st Centennial’s off-balance sheet arrangements, see Note 12 in the financial statements in Item 7 herein.

Nonperforming Assets

1st Centennial’s policy is to recognize interest income on an accrual basis unless the full collectibility of principal and interest is uncertain.  Loans that are delinquent 90 days or more, unless well secured and in the process of collection, are placed on nonaccrual status on a cash basis, and previously accrued but uncollected interest is reversed against income.  Thereafter, income is recognized only as it is collected in cash.  Collectibility is determined by considering the borrower’s financial condition, cash flow, quality of management, the existence of collateral or guarantees and the state of the local economy.

Nonperforming assets include loans for which interest is no longer accruing, loans 90 or more days past due, restructured loans and other real estate owned.  Nonperforming assets at December 31, 2002 were $581,000 compared to $241,000 at December 31, 2001, representing 0.41% and 0.19% of gross loans.  The increase in 2002 included one loan that represented more than 50% of the $394,000 reported for mortgage loans in 2002, compared to $241,000 reported in 2001.  Past due loans increased from zero to $187,000, consisting of one commercial loan and one mortgage loan secured under a line of credit.

The following table provides information with respect to the components of 1st Centennial Bancorp’s nonperforming assets as of the dates indicated:

Nonperforming Assets

	As of December 31,

	2002	2001	2000	1999	1998

	(Dollars in Thousands)
Nonaccrual loans:[20]
Real estate loans:
Construction and development	$—	$13	$—	$—	$300
Mortgage loans	394	6	—	—	—
Commercial loans	—	222	30	18	—
Automobile loans	—	—	—	—	—
Indirect loans	—	—	—	—	—
Equity loans	—	—	—	—	—
Consumer and other loans	—	—	7	43	27

Total nonaccrual loans	$394	$241	$37	$61	$327

Loans 90 days or more past due (as to principal or interest) and still accruing:
Real estate loans:
Mortgage loans	50	—	—	—	—
Commercial loans	137	—	75	—	—

Automobile loans	—	—	—	—	—
Indirect loans	—	—	—	—	—
Equity loans	—	—	—	—	—
Consumer and other loans	—	—	—	—	—

Total loans 90 days or more past due and still accruing	$187	$—	$75	$—	$—

Restructured loans[21]	$—	$—	$—	$—	$—

Total nonperforming loans	581	241	112	61	327
Other real estate owned	—	—	—	—	—

Total nonperforming assets	$581	$241	$112	$61	$327

Nonperforming loans as a percentage of total gross loans[22]	0.41%	0.19%	0.19%	0.11%	0.80%
Nonperforming assets as a percentage of total loans and other real estate owned	0.41%	0.19%	0.19%	0.11%	0.80%
Allowance for loan losses to nonperforming loans	303.42%	605.80%	775.00%	952.46%	132.42%
Allowance for loan losses	$1,772	$1,460	$868	$581	$433

Allowance For Loan Losses

Credit risk is inherent in making loans.  1st Centennial establishes an Allowance for Loan Losses through charges to earnings based on management’s evaluation of known and inherent risk in the loan portfolio.  The allowance for loan losses is increased by the provision for loan losses and decreased by charge-offs, less recoveries.  The adequacy of the allowance for loan losses is measured in the context of several key ratios and factors including: (1) the ratio of the allowance to total outstanding loans; (2) the ratio of total nonperforming loans to total loans; and, (3) the ratio of net charge-offs (recoveries) to average loans outstanding. Additional factors considered in establishing an appropriate allowance include a careful assessment of the financial condition of the borrower; a realistic determination of the value and adequacy of underlying collateral; the condition of the local economy and the condition of the specific industry of the borrower; comprehensive analysis of the levels and trends of loan categories; and a review of delinquent and classified loans.

Management’s evaluation is based on a system whereby each loan is “graded” at the time of origination, extension or renewal. Each grade is assessed a risk factor, which is calculated to assess the adequacy of the allowance for loan losses. Further, management considers other factors including changes in the nature and volume of the loan portfolio, overall portfolio quality, loan concentrations, trends in the level of delinquent and classified loans, specific problem

[20]  During the year ended December 31, 2002, no income related to these loans was included in net income.  Additional interest income of approximately $30,000, would have been recorded for the year ended December 31, 2002 if these loans had been paid in accordance with their original terms and had been outstanding throughout the applicable period then ended or, if not outstanding throughout the applicable period then ended, since origination.

[21] A “restructured loan” is one the terms of which were negotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.
[22] Total loans are gross of the allowance for loan losses and net of deferred fees.

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

The allowance for loan losses as a percentage of total loans outstanding as of December 31, 2002 was 1.24%, as compared to 1.15% for 2001 and 1.45% in 2000.  The allowance for loan losses as a percentage of total non-performing assets was 303.42%, 605.80% and 775.00% at December 31, 2002, 2001 and 2000, respectively.  The decrease in the percentage of the allowance for loan losses to total non-performing assets is due to strict compliance with enhanced loan policies of 1st Centennial in identifying potential non-performing assets.  One of the procedures used for monitoring the loan portfolio is migration analysis.  Based on the results of this program, in addition to management’s determination, the amount of the allowance is increased or decreased.  Net loan charge-offs during 2002 approximated $165,000 or only 0.12% of average total loans, compared to $293,000 or 0.25% during 2001 and $343,000 or 0.61% in 2000.  The decrease in net charge-offs resulted from strict compliance with enhanced loan policies.

1st Centennial maintains the allowance for loan losses at a level management determined is adequate to absorb losses inherent in the loan portfolio. The evaluation is based upon a continuous review of 1st Centennial’s and the banking industry’s historical loan loss experience, known and inherent risks contained in the loan portfolio, composition and growth of the loan portfolio, current and projected economic conditions and other factors. However, no assurance can be given that changes in the current economic environment in 1st Centennial’s market areas or other circumstances will not result in increased losses in the loan portfolio in the future.

The table below summarizes the activity in 1st Centennial Bancorp’s allowance for loan losses for the periods indicated:

Allowance for Loan Losses

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(Dollars in Thousands)
Balances:
Average total loans outstanding during period	$134,169	$118,428	$55,822	$46,978	$37,095

Total loans outstanding at end of period, net of unearned income	$142,884	$127,155	$59,642	$52,963	$40,635

Allowance for Loan Losses:
Balance at beginning of period	$1,460	$868	$581	$433	$490
Acquisition of allowance for loan losses, Palomar Community Bank	—	603	—	—	—
Charge-offs:
Real estate loans:
Construction and development	49	64	7	—	—
Mortgage loans	—	—	—	—	—
Commercial loans	74	163	345	13	108
Automobile loans	—	—	—	—	—
Indirect loans	—	—	—	—	—
Equity loans	—	—	—	—	—
Consumer and other loans	71	79	11	83	55

Total charge-offs	194	306	363	96	163

Recoveries:
Real estate loans:
Construction and development	3	2	—	—	—
Mortgage loans	—	—	—	—	—
Commercial loans	15	5	8	14	51
Automobile loans	—	—	—	—	—
Indirect loans	—	—	—	—	—
Equity loans	—	—	—	—	—
Consumer and other loans	11	6	12	5	5

Total recoveries	29	13	20	19	56

Net (charge-offs) recoveries	(165)	(293)	(343)	(77)	107
Provision charged to operations	477	411	630	225	50
Reclassification for off-balance sheet commitments	—	(129)	—	—	—

Allowance for loan losses balance, end of period	$1,772	$1,460	$868	$581	$433

Ratios:
Net loan charge-offs (recoveries) to average total loans	0.12%	0.25%	0.61%	0.16%	(0.29%)
Provision for loan losses to average total loans	1.32%	1.69%	1.55%	1.24%	1.17%
Allowance for loan losses to total loans at end of period	1.24%	1.15%	1.45%	1.10%	1.07%
Allowance for loan losses to total nonperforming loans	303.42%	605.80%	775.00%	952.46%	132.42%
Net loan charge-offs (recoveries) to allowance for loan losses at end of period	9.31%	20.07%	39.52%	13.25%	(24.71%)
Net loan charge-offs (recoveries) to provision for loan losses	34.59%	71.29%	54.44%	34.22%	(214.00%)

Allocation of Allowance for Loan Losses

The following table provides a breakdown of the allowance for loan losses by category as of the dates indicated.  The allocation presented should not be interpreted as an indication that charges to the allowance for loan losses will be incurred in these amounts or proportions, or that the portion of the allowance allocated to each loan category represents the total amounts available for charge-offs that may occur within these categories. The unallocated portion of the allowance for loan losses and the total allowance is applicable to the entire loan portfolio.

Allocation of Allowance for Loan Loses

	As of December 31,

	2002		2001		2000		1999		1998

Balance at End of Period Applicable to	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans

	(Dollars in Thousands)
Real estate loans:
Construction and development	$671	37.12%	$200	29.75%	$182	23.92%	$167	28.67%	$52	12.13%
Mortgage loans	357	30.86%	430	38.51%	128	27.11%	137	23.56%	120	27.59%
Commercial loans	596	26.52%	571	23.97%	334	35.96%	204	35.13%	176	40.64%
Automobile loans	—	1.10%	69	1.88%	22	5.06%	27	4.64%	27	6.25%
Indirect loans	—	0.01%	—	0.46%	—	1.77%	20	3.47%	36	8.16%
Equity loans	70	3.45%	25	3.73%	9	3.14%	9	1.65%	2	0.37%
Consumer and other loans	78	0.94%	45	1.70%	13	3.04%	17	2.88%	20	4.86%
Not allocated	—	—	120	—	180	—	—	—	—	—

Total allowance for loan loss	$1,772	100.00%	$1,460	100.00%	$868	100.00%	$581	100.00%	$433	100.00%

Total loans net of unearned income	$142,884		$127,155		$59,642		$52,963		$40,635

The changes in the “not allocated” category for the years reported were due to changes in the method of allocation based on changes in the portfolio.  The non-allocated allowance generally recognizes the estimation risks associated with the allocated allowances, and management’s evaluation of various conditions, the effects of which are not directly measured in determining the allocated allowance.  For 2002 management determined it was not necessary to separately evaluate these conditions, as they were all taken into account in determining the amounts of the allocated allowances.

Investment Securities

1st Centennial’s investment portfolio provides income to 1st Centennial and also serves as a source of liquidity.  Total yield, maturity and risk are among the factors considered in building the investment portfolio.  Under FDIC guidelines for risk-based capital, certain loans and investments may affect the level of capital required to support risk-weighted assets. For example, U.S. Treasury Securities have a 0% risk weighting, whereas U.S. agency pools have a 20% risk weighting, while 1-4 family real estate loans carry a 50% risk weighting. In addition, pursuant to FASB 115, securities must be classified as “held to maturity,” “available for sale,” or “trading securities.” Those securities held in the “available for sale” category must be carried on 1st Centennial’s books at “fair market value.” At December 31, 2002, 1st Centennial’s “available-for-sale” investment portfolio at fair value consisted of $27.6 million in mortgage-backed securities, $4.5 million in municipal bonds, $487,000 in equity securities and $269,000 in U.S. Treasury obligations compared to $28.7 million, $4.5 million, $487,000 and $264,000, respectively in 2001.  At December 31, 2002, 2001, and 2000, 1st Centennial did not carry any investments classified as “held to maturity” or “trading.”  The slight decrease in the total value of 1st Centennial Bancorp’s investments is due to 1st Centennial Bancorp declining to renew investments as they matured during the year and using the proceeds to support the strong loan demand.  The increase in mortgage-backed securities in 2001 was due to the addition of Palomar’s investment portfolio in 2001 and subsequent purchases of these type securities due to favorable returns on such investments.

Interest-bearing deposits and short-term time certificates at other financial institutions totaled $5.2 million at year-end 2002 versus $5.9 million in 2001 and $4.8 million in 2000.  Overnight federal funds sold totaled $2.0 million in 2002, $7.5 million in 2001, as compared to $7.4 million in 2000.  These funds sources were used to fund loan growth.

The following table summarizes the amortized cost, unrealized gains and losses, fair value and distribution of 1st Centennial Bancorp’s investment securities as of the dates indicated:

Investment Portfolio

	As of December 31,

	2002				2001

	Amortized Cost	Unrealize d Gains	Unrealize d Losses	Fair Value	Amortized Cost	Unrealize d Gains

	(Dollars in Thousands)
Available for Sale:
Mortgage-backed securities	$27,152	$423	$—	$27,575	$28,436	$271
Obligations of state and local governments	4,357	134	—	4,491	4,624	3
Marketable equity securities	487	—	—	487	487	—
U.S. Treasury obligations	256	13	—	269	260	4

Total	$32,252	$570	$—	$32,822	$33,807	$278

	As of December 31,

	2001		2000

	Unrealize d Losses	Fair Value	Amortized Cost	Unrealize d Gains	Unrealize d Losses	Fair Value

	(Dollars in Thousands)
Available for Sale:
Mortgage-backed securities	$—	$28,707	$5,072	$—	$28	$5,044
Obligations of state and local governments	71	4,556	4,027	—	43	3,984
Marketable equity securities	—	487	—	—	—	—
U.S. Treasury obligations	—	264	402	—	1	401

Total	$71	$34,014	$9,501	$—	$72	$9,429

The following table summarizes, as of December 31, 2002, the maturity characteristics of the investment portfolio, by investment category.  Expected remaining maturities may differ from remaining contractual maturities because obligors may have the right to prepay certain obligations with or without penalties.

Investment Maturities and Repricing Schedule

	As of December 31,

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(Dollars in Thousands)
Available for Sale:
Mortgage-backed securities	$6,452	4.15%	$16,815	4.11%	$1,680	5.46%	$2,628	6.39%	$27,575	4.49%
Obligations of state and local governments	265	4.63%	1,299	4.28%	2,085	5.16%	842	4.59%	4,491	4.77%
Marketable equity securities	—	—	—	—	—	—	—	—	487	—
U.S. Treasury obligations	—	—	269	4.41%	—	—	—	—	269	4.41%

Total	$6,717	4.17%	$18,383	4.12%	$3,765	5.29%	$3,470	5.95%	$32,822	4.53%

Deposits

Total deposits were $183.2 million at December 31, 2002, compared to $174.3 million and $86.4 million at December 31, 2001 and 2000, respectively, representing increases of 5.1% and 101.7% in 2002 and 2001, respectively.  Deposits increased only 5.1% in 2002 due primarily to reductions in certain high-cost time deposits at Palomar Community Bank.  These reductions were expected due to the fact that Palomar was previously a savings and loan association until 1999, and therefore paid generally higher rates on time deposits than commercial banks.  Many of these time deposits matured in 2001 following our acquisition of Palomar in August 2001.  The runoff continued to some extent into 2002 with the continued maturation of the remainder of these high-cost time deposits.  However, we have since successfully replaced those time deposits with Home Owners Association deposits.  Deposit growth in 2001 was primarily the result of the acquisition of Palomar.

There was a significant change in the deposit mix from 2001 to 2002, as demand deposits increased to $53.9 million, or 29.4% of total deposits at December 31, 2002, compared to $41.4 million, or 23.8% of total deposits at December 31, 2001.  At the same time, interest bearing and NOW accounts decreased to $49.0 million, or 26.7% of total deposits at December 31, 2002, compared to $52.2 million, or 29.9% of total deposits at December 31, 2001.  The shift from interest-bearing and NOW accounts to non-interest bearing accounts in 2002 was due to  continued lower  interest rates paid during the year.  Information concerning deposit balances by category as of December 31, 2002 and 2001 is contained in the Consolidated Statements of Condition included in the financial statements which appear elsewhere herein.

1st Centennial’s cost of funds is the result of total interest expense on total deposits and other interest-bearing liabilities as a percent of average total deposits and average other interest-bearing liabilities.  For 2002, cost of funds was 1.28% compared to 2.15% for 2001 and 3.00% for 2000.  Cost of funds for 2002 has decreased, primarily due to continued

low interest rates in 2002. For 2002, low interest rates paid on interest-bearing deposits drove a 6.2% ($3.2 million) shift to non-interest bearing accounts.  Non-interest bearing accounts increased 30% during this period.

The following tables summarize the distribution of average daily deposits and the average daily rates paid for the periods indicated:

Average Deposits and Other Borrowings

	For the Years Ended December 31,

	2002		2001		2000

	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

	(Dollars in Thousands)
Demand deposits, noninterest bearing	$46,483	0.00%	$36,050	0.00%	$19,180	0.00%

Interest-bearing deposits:
Interest-bearing demand deposits	19,209	0.21%	17,455	0.45%	10,131	1.17%
Money market deposits	33,793	0.88%	37,429	2.00%	13,611	4.04%
Savings deposits	18,145	0.55%	14,554	1.41%	9,609	2.49%
Time deposits $100,000 or greater	30,260	3.09%	25,211	4.94%	12,859	5.65%
Other time deposits	30,667	2.19%	36,489	4.11%	11,590	5.61%

Total interest-bearing deposits	$132,074	1.55%	$131,138	2.11%	$57,800	3.95%

Other borrowings	3,920	4.23%	1,392	5.68%	758	6.07%
Redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures	3,046	5.38%	—	—	—	—

Total deposits and other borrowings	$185,523	1.28%	$168,580	2.15%	$77,738	3.00%

Average rate excluding demand deposits		1.71%		2.85%		3.98%

The following table sets forth the scheduled maturities of 1st Centennial Bancorp’s time deposits in denominations of $100,000 or greater at December 31, 2002:

Maturities of Time Deposits of
$100,000 or More
(Dollars in Thousands)

Three months or less	$11,525
Over three months through six months	20,478
Over six months through twelve months	450
Over twelve months	2,122

Total	$34,575

Capital Resources

1st Centennial conducts ongoing assessments of its capital needs and requirements to ensure that it stays in compliance with increases in assets and levels of risk.  Total stockholders’ equity was $17.2 million at December 31, 2002, compared to $15.3 million and $6.8 million at December 31, 2001 and 2000, respectively. The increase of $1.9 million or 12.4% in 2002 was due to the growth in income for 1st Centennial in 2002, as well as the increased market value of the investment portfolio.

In addition, we issued $6 million in trust preferred securities in 2002, part of the proceeds of which are considered to be Tier 1 capital (up to 25% of our Tier 1 capital) for regulatory purposes, but all of which are  treated as long-term debt in accordance with generally accepted accounting principles.  See “Item 1, Business – Recent Developments.”

The increase of $8.4 million or 123.5% in 2001 resulted from $7.1 million in net proceeds from a secondary offering of common stock to facilitate the purchase of Palomar Community Bank, plus $1.2 million in retained earnings from operations from 1st Centennial’s subsidiary banks.

Bank regulators have established minimum capital adequacy guidelines requiring that qualifying capital be at least 8.0% of risk-based assets, of which at least 4.0% must be Tier 1 capital (primarily stockholders’ equity). These ratios represent minimum capital standards.  Under Prompt Corrective Action rules, certain levels of capital adequacy have been established for financial institutions.  Depending on an institution’s capital ratios, the established levels can result in restrictions or limits on permissible activities. In addition to the aforementioned requirements, 1st Centennial Bancorp and 1st Centennial Bank must also meet minimum leverage ratio standards.  The leverage ratio is calculated as Tier 1 capital divided by the most recent quarter’s average total assets.

The highest level for capital adequacy under Prompt Corrective Action is “Well-Capitalized.”  To qualify for this level of capital adequacy an institution must maintain a total risk-based capital ratio of at least 10.00% and a Tier 1 risk-based capital ratio of at least 6.00%.

At December 31, 2002, and 2001, 1st Centennial Bancorp and 1st Centennial Bank exceeded all of the minimum capital ratios required to be considered well-capitalized.  As of December 31, 2002, 1st Centennial Bancorp’s Total Risk-Based and Tier 1 Risk Based Capital Ratios were 13.27% and 10.87%, compared to 11.07% and 8.30% at December 31, 2001.  Twenty-five percent of 1st Centennial Bancorp’s Tier 1 Capital for these purposes consists of trust preferred securities.  The remainder of the trust preferred securities is Tier 2 capital.  See “Item 1, Business – Recent Developments”.  As of December 31, 2002, 1st Centennial Bank’s Total Risk-Based and Tier 1 Risk Based Capital Ratios were 11.84% and 10.58%, compared to 10.04% and 8.90% at December 31, 2001.  At December 31, 2002, 1st Centennial Bancorp’s leverage ratio was 8.28%, compared to 5.69% at December 31, 2001.  As of December 31, 2002, 1st Centennial Bank’s Leverage Capital Ratio was 8.09%, compared to 7.09% at December 31, 2001.  Detailed information concerning the capital amounts and ratios for both 1st Centennial Bancorp and 1st Centennial Bank is contained in Note 16 to the financial statements appearing elsewhere herein.

For purposes of calculating capital ratios, bank regulators have excluded adjustments to stockholders’ equity that result from mark-to-market adjustments of available-for-sale investment securities.  At December 31, 2002, 1st Centennial Bancorp had accumulated other comprehensive income resulting from unrealized gains on investment securities net of taxes of $323,000, compared to an unrealized gain net of taxes of $112,000 at December 31, 2001.

Liquidity

1st Centennial’s liquidity is primarily a reflection of 1st Centennial’s ability to acquire funds to meet loan demand and deposit withdrawals and to service other liabilities as they come due.  1st Centennial has adopted policies to maintain a relatively liquid position to enable it to respond to changes in the financial environment and ensure sufficient funds are available to meet those needs.  Generally, 1st Centennial’s major sources of liquidity are customer deposits, sales and maturities of investment securities, the use of federal funds markets, borrowings from the FHLB and net cash provided by operating activities.  Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments, which are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors, are not. Liquid asset balances include cash, amounts due from other banks, federal funds sold, and securities available-for-sale.  To augment liquidity, 1st Centennial Bank has a Federal Funds borrowing arrangements with three correspondent banks totaling $8 million, and a secured line of credit with the FHLB.

1st Centennial’s liquidity ratio, which is a measure of liquid assets to deposits and short-term liabilities, showed some level of deterioration during 2002 due to an increase in Time Certificates over $100,000, and an increase in pledged securities.  The liquidity ratio was 27.7% at the end of December 2001, but had dropped to 26.4% by the end of 2002.  Management’s goal is to maintain this ratio at 20% or greater, and the investment portfolio is budgeted to increase to help achieve that target, although no assurance can be given that this will actually happen.  However, management is also of the opinion that the standby funding sources it has arranged are more than sufficient to meet 1st Centennial’s current and anticipated short-term liquidity needs.

The dependency ratio is a measure of net volatile liabilities to net earning assets.  At December 31, 2002, 1st Centennial’s net non-core dependency ratio was 17.5% under applicable regulatory guidelines, which assumes all brokered deposits and all certificates of deposit over $100,000 (“Jumbo CD’s”) as volatile sources of funds.  The net non-core fund dependence ratio was 9.5% at December 2001.  1st Centennial had $391,000 in brokered deposits as of December 31, 2002 and $ 788,000 in brokered deposits as of December 31, 2001.  1st Centennial targets a net non-core dependency ratio of less than 25%.

Asset/Liability Management and Interest Rate Sensitivity

The fundamental objective of 1st Centennial’s management of its assets and liabilities is to maximize the economic value of 1st Centennial while maintaining adequate liquidity and an exposure to interest rate risk deemed by management to be acceptable.  Management believes an acceptable degree of exposure to interest rate risk results from the management of assets and liabilities through maturities, pricing and mix to attempt to neutralize the potential impact of changes in market interest rates.  1st Centennial’s profitability is dependent to a large extent upon its net interest income which is the difference between its interest income on interest-earning assets, such as loans and securities and its interest expense on interest-bearing liabilities, such as deposits and borrowings.  1st Centennial, like other financial institutions, is subject to interest rate risk to the degree that their interest-earning assets reprice differently than their interest-bearing liabilities, and not at the same time, or to the same magnitude. 1st Centennial manages their mix of assets and liabilities with the goal of limiting its exposure to interest rate risk, ensuring adequate liquidity, and coordinating their sources and uses of funds.  Interest income and interest expense are affected by general economic conditions and by competition in the marketplace.  1st Centennial’s interest and pricing strategies are driven by its asset-liability management analyses and by local market conditions.

1st Centennial seeks to control its interest rate risk exposure in a manner that will allow for adequate levels of earnings and capital over a range of possible interest rate environments.  1st Centennial has adopted formal policies and practices to monitor and manage interest rate risk exposure.  As part of this effort, 1st Centennial measures interest rate risk utilizing both a modeling program from an outside vendor, as well as third party sources reports, which can be compared and analyzed together, enabling management to better manage economic risk and interest rate risk.

The following table sets forth the interest rate sensitivity of 1st Centennial Bancorp’s interest-earning assets and interest-bearing liabilities as of December 31, 2002 using the interest rate sensitivity gap ratio.  For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms.  Actual payment patterns may differ from contractual payment patterns.

Interest Rate Sensitivity Analysis

	As of December 31, 2002 Amounts Subject to Repricing Within

	0-3 Months	3-12 Months	1-5 Years	After 5 Years	Non Sensitive	Total

	(Dollars in Thousands)
Assets
Loans, net of deferred fees	$46,142	$48,556	$25,031	$22,761	$394	$142,884
Allowance for loan losses	—	—	—	—	(1,772)	(1,772)
Investment securities	4,021	3,688	18,017	7,096	—	32,822
Federal funds sold	2,010	—	—	—	—	2,010
FHLB stock	—	—	329	—	—	329
Interest-bearing deposits with banks	131	693	3,551	776	—	5,151
Noninterest-earning assets	—	—	—	—	20,508	20,508
Life insurance	—	—	5,926	—	—	5,926

Total assets	$52,304	$52,937	$52,854	$30,633	$19,130	$207,858

Liabilities
Noninterest-bearing deposits	$—	$—	$—	$—	$53,896	$53,896
Interest-bearing deposits	90,231	34,943	4,061	57	—	129,292
Long-term debt	6,000	—	—	—	—	6,000
Other liabilities	—	—	—	—	1,477	1,477
Stockholders’ equity	—	—	—	—	17,193	17,193

Total liabilities and stockholders’ equity	$96,231	$34,943	$4,061	$57	$72,566	$207,858

Interest rate sensitivity gap	$(43,927)	$17,994	$48,793	$30,576	$(53,436)
Cumulative interest rate sensitivity gap	$(43,927)	$(25,933)	$22,860	$53,436

The opportunity to reprice assets in the same dollar amounts and at the same time, as liabilities would minimize interest rate risk in any interest rate environment.  The difference between the amounts of assets and liabilities repriced at the same time, or “gap,” represents the risk, or opportunity, in repricing.  In general, if more assets than liabilities are repriced at a given time in a rising rate environment net interest income would improve while in a declining rate environment net interest income would decline.  If more liabilities than assets were repriced under the same conditions the opposite would result.  1st Centennial is liability sensitive in the immediate to three-month period, cumulatively liability sensitive through one year, and asset sensitive at 1-5 years.  Most of our loans are tied to Prime, and can therefore be repriced immediately, although $68.0 million or 66.4% of these variable rate loans are written with established floors, which floors have been reached due to the low interest rate environment. For purposes of the above table, these loans are thus temporarily posted at their final maturity, rather than in time periods of 0-3 months.  In a rising interest rate environment, these loans would revert to variable rate loans once the index plus a percentage (how the loan was priced) exceeded their floor rate.  For purposes of this schedule, under those circumstances these loans would be shown in the 0-3 month time period and the result would be a cumulative positive sensitivity gap until one year.  As a result, even though we are shown as liability sensitive for 0-12 months in the table, which would normally mean that if interest rates were to rise in the short term, our net interest income would decline, we are effectively asset sensitive for this period, so that in fact if interest rates were to rise in the short term, our net interest income would improve.

In addition, 1st Centennial studies the net change in interest income and net interest margin given immediate, parallel interest rate shocks over a 12-month horizon.  1st Centennial’s goal is to manage the effect of these changes within Board-established parameters for up/down 100 and 200 basis points.

Change (in Basis Points)	Net Interest Income (next twelve months)	Change in Net Interest Income	% Change in Net Interest Income	Net Interest Margin

(Dollars in Thousands)
+ 200	$12,039	$1,649	15.87%		6.64%
+ 100	11,204	814	7.83%		6.18%
0	10,390	—	—		5.73%
– 100	9,654	(736)	(7.08	) %	5.32%
– 200	8,821	(1,569)	(15.10	) %	4.86%

This report indicates the effect of immediate rate changes, and does not consider the yield from reinvesting in short-term versus long-term instruments.  The report shows values in a sudden, significant downward movement, which is highly unlikely, or impossible due to the historically low rates at 1st Centennial at December 31, 2002.  However, the results indicated by the report, are considered acceptable by management.

Impact of Inflation

The primary impact of inflation on 1st Centennial is its effect on interest rates. 1st Centennial’s primary source of income is net interest income, which is affected by changes in interest rates. 1st Centennial attempts to limit the impact of inflation on its net interest margin through management of rate-sensitive assets and liabilities and the analysis of interest rate sensitivity. The effect of inflation on premises and equipment as well as non-interest expenses has not been significant for the periods covered in this Annual Report.

ITEM 7. FINANCIAL STATEMENTS

          The following financial statements and report of independent auditors are included herein:

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
     Centennial First Financial Services

We have audited the accompanying consolidated statements of condition of Centennial First Financial Services and subsidiaries, as of December 31, 2002 and 2001, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2002.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Centennial First Financial Services and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

January 27, 2003

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION
December 31, 2002 and 2001

	(10)	2001

ASSETS
Cash and due from banks	$12,010,000	$10,040,000
Federal funds sold	2,010,000	7,503,000

Total cash and cash equivalents	14,020,000	17,543,000
Interest-bearing deposits in financial institutions	5,151,000	5,954,000
Investment securities, available for sale	32,822,000	34,014,000
Federal Home Loan Bank stock	329,000	396,000
Loans, net	141,112,000	125,695,000
Accrued interest receivable	673,000	932,000
Premises and equipment, net	2,626,000	2,647,000
Goodwill	4,180,000	4,180,000
Cash surrender value of life insurance	5,926,000	3,213,000
Other assets	1,019,000	3,452,000

Total assets	$207,858,000	$198,026,000

LIABILITIES
Deposits:
Noninterest-bearing	$53,896,000	$41,413,000
Interest-bearing and money market accounts	48,985,000	52,232,000
Savings	17,676,000	17,340,000
Time deposits $100,000 or greater	34,575,000	29,435,000
Other time deposits	28,056,000	33,908,000

Total deposits	183,188,000	174,328,000
Accrued interest payable	264,000	223,000
Long-term debt	—	3,500,000
Other liabilities	1,213,000	4,703,000
Redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures	6,000,000	—

Total liabilities	190,665,000	182,754,000

STOCKHOLDERS’ EQUITY
Common stock, no par value; authorized 10,000,000 shares, issued and outstanding 1,202,517 and 1,144,440 shares at December 31, 2002 and 2001, respectively	13,913,000	12,964,000
Retained earnings	2,957,000	2,196,000
Accumulated other comprehensive income	323,000	112,000

Total stockholders’ equity	17,193,000	15,272,000

Total liabilities and stockholders’ equity	$207,858,000	$198,026,000

The accompanying notes are an integral part of these consolidated statements.

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Interest income:
Interest and fees on loans	$12,586,000	$9,201,000	$6,901,000
Deposits in financial institutions	220,000	298,000	219,000
Federal funds sold	152,000	385,000	454,000
Investments	1,536,000	920,000	415,000

Total interest income	14,494,000	10,804,000	7,989,000

Interest expense:
Demand and savings deposits	438,000	829,000	908,000
Time deposits $100,000 or greater	936,000	980,000	727,000
Other time deposits	673,000	806,000	650,000
Interest on borrowed funds	330,000	79,000	46,000

Total interest expense	2,377,000	2,694,000	2,331,000

Net interest income	12,117,000	8,110,000	5,658,000
Provision for loan losses	477,000	411,000	630,000

Net interest income after provision for loan losses	11,640,000	7,699,000	5,028,000

Other income:
Customer service fees	1,417,000	1,385,000	757,000
Gain from sale of loans	547,000	413,000	277,000
Gain from sale of investment securities	—	16,000	11,000
Gain from sale of investment in Bancdata Solutions, Inc.	—	—	906,000
Other income	460,000	179,000	90,000

Total other income	2,424,000	1,993,000	2,041,000

Other expenses:
Salaries and wages	4,769,000	3,630,000	2,196,000
Employee benefits	1,285,000	735,000	696,000
Net occupancy expense	1,394,000	1,100,000	517,000
Other operating expense	4,108,000	2,605,000	2,281,000

Total other expenses	11,556,000	8,070,000	5,690,000

Income before provision for income taxes	2,508,000	1,622,000	1,379,000
Provision for income taxes	802,000	575,000	472,000

Net income	$1,706,000	$1,047,000	$907,000

Basic earnings per share	$1.42	$1.12	$1.23

Diluted earnings per share	$1.41	$1.11	$1.16

The accompanying notes are an integral part of these consolidated statements.

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2002, 2001 and 2000

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

BALANCE, DECEMBER 31, 1999	$5,368,000	$1,165,000	$(205,000)	$6,328,000

Comprehensive income:
Net income	—	907,000	—	907,000
Change in net unrealized gain (loss) on investment securities available for sale, after tax effects	—	—	163,000	163,000

Total comprehensive income				1,070,000

Cash and stock dividends	547,000	(618,000)	—	(71,000)
Exercise of stock options, including tax benefit	194,000	—	—	194,000
Purchase and retirement of common stock and stock options	(381,000)	(270,000)	—	(651,000)

BALANCE, DECEMBER 31, 2000	5,728,000	1,184,000	(42,000)	6,870,000

Comprehensive income:
Net income	—	1,047,000	—	1,047,000
Change in net unrealized gain on investment securities available for sale, after tax effects	—	—	154,000	154,000

Total comprehensive income				1,201,000

Cash dividends	—	(35,000)	—	(35,000)
Exercise of stock options, including tax benefit	183,000	—	—	183,000
Purchase and retirement of common stock	7,053,000	—	—	7,053,000

BALANCE, DECEMBER 31, 2001	12,964,000	2,196,000	112,000	15,272,000

Comprehensive income:
Net income	—	1,706,000	—	1,706,000
Change in net unrealized gain on investment securities available for sale, after tax effects	—	—	211,000	211,000

Total comprehensive income				1,917,000

Stock dividend	942,000	(942,000)	—	—
Cash paid in lieu of fractional shares	—	(3,000)	—	(3,000)
Exercise of stock options, including tax benefit	7,000	—	—	7,000

BALANCE, DECEMBER 31, 2002	$13,913,000	$2,957,000	$323,000	$17,193,000

The accompanying notes are an integral part of these consolidated statements.

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,706,000	$1,047,000	$907,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	658,000	521,000	324,000
Provision for loan losses	477,000	411,000	630,000
Loss on sale of other real estate owned	—	—	7,000
Gain from sale of investments	—	(16,000)	(11,000)
Gain from sale of loans	(547,000)	(413,000)	(277,000)
Gain from sale of investment in Bancdata Solutions, Inc.	—	—	(906,000)
Amortization of deferred loan fees	(559,000)	(585,000)	(392,000)
Amortization of excess purchase value of deposits	(177,000)	(71,000)	—
Deferred income tax provision (benefit)	(219,000)	302,000	(98,000)
Amortization of premiums on investment securities available for sale	248,000	127,000	11,000
Increase in cash surrender value of life insurance	(198,000)	(79,000)	(64,000)
Decrease (increase) in assets:
Accrued interest receivable	259,000	(199,000)	(107,000)
Other assets	2,652,000	(2,995,000)	68,000
Increase (decrease) in liabilities:
Accrued interest payable	41,000	(275,000)	50,000
Other liabilities	(3,490,000)	3,231,000	271,000

Net cash provided by operating activities	851,000	1,006,000	413,000

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits in financial institutions	803,000	(1,174,000)	(1,168,000)
Activity in available for sale securities: Net sales, maturities and (purchases)	1,155,000	(21,314,000)	(1,372,000)
Acquisition of Palomar Community Bank	—	15,278,000	—
Purchases of Federal Home Loan Bank stock	—	(20,000)	—
Proceeds from redemption of Federal Home Loan Bank stock	67,000	—	169,000
Net increase in loans	(14,788,000)	(21,570,000)	(6,358,000)
Proceeds from sales of other real estate owned	—	24,000	13,000
Proceeds from sale of investment in Bancdata Solutions, Inc.	—	—	1,218,000
Additions to bank premises and equipment	(637,000)	(618,000)	(943,000)
Purchases of life insurance, net of redemptions	(2,515,000)	(1,304,000)	(356,000)

Net cash used in investing activities	(15,915,000)	(30,698,000)	(8,797,000)

The accompanying notes are an integral part of these consolidated statements.

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS  (Continued)
Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand and savings deposits	$9,572,000	$15,092,000	$14,655,000
Net increase (decrease) in time deposits	(535,000)	5,733,000	2,586,000
Cash dividends	—	(35,000)	(67,000)
Cash dividends paid in lieu of fractional shares	(3,000)	—	(4,000)
Proceeds from issuance of long-term debt	6,000,000	3,500,000	—
Repayment of long-term debt	(3,500,000)	—	—
Proceeds from common stock issuance	—	7,053,000	—
Payments to acquire common stock and stock options	—	—	(651,000)
Proceeds from exercise of stock options	7,000	183,000	194,000

Net cash provided by financing activities	11,541,000	31,526,000	16,713,000

Net increase (decrease) in cash and cash equivalents	(3,523,000)	1,834,000	8,329,000
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	17,543,000	15,709,000	7,380,000

CASH AND CASH EQUIVALENTS, END OF YEAR	$14,020,000	$17,543,000	$15,709,000

SUPPLEMENTARY INFORMATION
Interest paid	$2,336,000	$2,968,000	$2,282,000

Income taxes paid	$945,000	$468,000	$357,000

The accompanying notes are an integral part of these consolidated statements.

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Centennial First Financial Services, and its wholly owned subsidiaries, Redlands Centennial Bank (Redlands) and Centennial Capital Trust I (the Trust), herein referred to as (the Company), are in accordance with accounting principles generally accepted in the United States of America and general practices within the financial services industry.

The Company, through its wholly owned subsidiary, Redlands Centennial Bank, provides banking services to individuals and business customers in Redlands, Escondido, North Orange County and surrounding communities.

Redlands formed Centennial Financial Services (CFS) as a wholly owned subsidiary. CFS began operations during March 2000 and sells investment and insurance products to the Bank’s customers.

On August 17, 2001, the Company acquired the stock of Palomar Community Bank in Escondido California for $10.5 million cash (see Note 2).  Palomar Community Bank was a California state chartered bank, providing banking services to individuals and business customers in Escondido and surrounding communities.  On May 24, 2002, Palomar Community Bank surrendered its charter and was merged into Redlands Centennial Bank.

On July 10, 2002, the Company formed and acquired a 100% interest in Centennial Capital Trust I.  The Trust was formed in order to facilitate the issuance of $6 million in Redeemable Preferred Securities (see Note 8).

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Centennial First Financial Services and its wholly-owned subsidiaries, Redlands Centennial Bank and Centennial Capital Trust I.  The consolidated financial statements of Redlands Centennial Bank include the accounts of the Bank and its wholly owned subsidiary, Centennial Financial Services.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Reclassification

Certain amounts have been reclassified in the 2001 and 2000 financial statements to conform to the 2002 financial statement presentation.

Interest-Bearing Deposits in Financial Institutions

Interest-bearing deposits in financial institutions mature within ten years and are carried at fair market value which approximates cost.

Investment Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at cost.  Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains or losses excluded from earnings and reported in other comprehensive income.

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

Loans

The Company grants construction, real estate, commercial and consumer loans to customers.  A substantial portion of the loan portfolio is represented by construction and real estate loans throughout Southern California.  The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

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

Loans (continued)

Loans which are deemed impaired by management are loans whereby it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Losses on impaired loans are measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  Larger groups of smaller balance homogenous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer loans for impairment disclosures.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses (continued)

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payment when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are classified as either doubtful, substandard or special mention.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than that of the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Goodwill and Other Intangible Assets

Goodwill is carried as an asset on the Company’s balance sheet, and is evaluated at least once per year for impairment.  If the carrying value of the goodwill is determined to be impaired, the Company will write down the amount of goodwill to its estimated value.  The amount of goodwill written off will be expensed in the year impairment is determined.

Other intangible assets consist of one-time loan and deposit fair value adjustments. These fair value adjustments are amortized on a straight-line basis with remaining lives up to 4 years.

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

Foreclosed Real Estate

Foreclosed real estate is held for sale and carried at the lower of cost or fair value less estimated costs to sell and an allowance for losses.  Troubled loans are transferred to foreclosed real estate upon completion of formal foreclosure proceedings.

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

Stock Compensation Plans

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as superceded by SFAS 148, “Accounting for Stock Based Compensation – Transition and Disclosure,” encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee or a director must pay to acquire the stock.  Stock options issued under the Company’s stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them.  Under the Company’s stock option plan, compensation cost is recognized to the extent that the quoted market price of the stock on the date of grant exceeds the amount that the employee is required to pay.

As discussed above, the Company applies APB 25 and related interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for the stock option plan.  Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date for awards under the Plan consistent with the method prescribed by SFAS No. 123 as superceded by SFAS 148, the Company’s net income and earnings per share would have been reduced by the compensation cost net of taxes to the pro forma amounts indicated below:

	Years Ended December 31,

	2002	2001	2000

Net income:
As reported	$1,706,000	$1,047,000	$907,000
Pro forma	1,364,000	746,000	836,000
Compensation cost, net of taxes	$342,000	$301,000	$71,000
Basic earnings per share:
As reported	$1.42	$1.12	$1.23
Pro forma	1.13	0.80	1.13
Diluted earnings per share:
As reported	$1.41	$1.11	$1.16
Pro forma	1.12	0.79	1.07

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Compensation Plans (continued)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted assumptions used for option grants in 2002 and 2001; no dividend yield; expected volatility of 20.08% and 16.89% in 2002 and 2001 respectively; risk-free interest rates of 4.05% and 5.17% for 2002 and 2001 respectively, and expected lives of ten years for both years.  There were no options granted during 2000.  The compensation cost for the year 2000 represents compensation cost associated with options granted prior to 2000.

Employee Stock Ownership Plan (“ESOP”)

Compensation expense is recognized based on cash contributions paid or committed to be paid to the ESOP.  All shares held by the ESOP are deemed outstanding for purposes of earnings per share calculations.  Dividends declared on all shares held by the ESOP are charged to retained earnings.

Earnings Per Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.

The weighted average number of shares used in the computation of basic earnings per share was 1,201,887 for 2002, 935,602 for 2001 and 737,388 for 2000.  The weighted average number of shares used in the computation of diluted earnings per share was 1,213,182 for 2002, 946,737 for 2001 and 784,226 for 2000.

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

The components of other comprehensive income are as follows:

	2002	2001	2000

Unrealized holding gains on available for sale securities	$364,000	$273,000	$282,000
Reclassification adjustment for gains realized in income	—	(16,000)	(11,000)

Net unrealized gains	364,000	257,000	271,000
Tax effect	(153,000)	(103,000)	(108,000)

Net-of-tax amount	$211,000	$154,000	$163,000

Accounting Changes

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.  Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value test.  Additionally, under SFAS No. 142, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged and amortized over their useful life.  Branch acquisition transactions were outside the scope of SFAS No. 142 and accordingly, intangible assets related to such transactions continue to amortize upon the adoption of SFAS No. 142.  On October 31, 2002, the Company adopted SFAS No. 147, “Acquisitions of Certain Financial Institutions.”

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Changes (continued)

This Statement amends (except for transactions between two or more mutual enterprises) previous interpretive financial guidance on the purchase method of accounting to acquisitions of financial institutions and requires the application of SFAS No. 141, “Business Combinations” and SFAS No. 142 to branch acquisitions if such transactions meet the definition of a business combination.  This Statement amends SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to include in its scope, core deposit intangibles of financial institutions.  Accordingly, such intangibles are subject to a recoverability test based on undiscounted cash flows, and to impairment recognition and measurement provisions that are required for other long-lived assets that are held and used.  The adoption of SFAS Nos. 141, 142 and 147 did not have a material impact on the Company’s consolidated financial statements.

In December 2001, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 01-6, “Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others,” to reconcile and conform the accounting and financial reporting provisions established by various AICPA industry guides.  This Statement is effective for annual and interim financial statements issued for fiscal years beginning after December 15, 2001 and did not have a material impact on the Company’s consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which provides for transition methods for companies electing to record compensation expense associated with stock options, as well as enhanced disclosures for companies which elect to retain the intrinsic value method of accounting as prescribed by APB No. 25.  The provisions of this statement are effective for fiscal years ending after December 15, 2002.  The adoption of this Statement did not have a material impact on the consolidated financial statements.

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	ACQUISITION OF PALOMAR COMMUNITY BANK

On August 17, 2001, the Company acquired Palomar Community Bank from Community West Bancshares for $10,500,000 in cash. The total purchase price was allocated as follows:

Cash and cash equivalents	$25,966,000
Investment securities	3,447,000
Net loans	44,764,000
Equipment and leasehold improvements	241,000
Other assets	336,000
Goodwill	4,180,000
Intangible asset	68,000
Deposits	(67,191,000)
Other liabilities	(1,123,000)
Closing costs	(188,000)

$10,500,000

In accordance with SFAS 142, the goodwill in connection with this transaction has been recorded but is not being amortized.  The intangible asset represents a core deposit premium and is being amortized over the average life of the corresponding deposits using the straight-line method.

Note 3.	INVESTMENT SECURITIES

The following is a comparison of amortized cost and fair value of investment securities at December 31, 2002 and 2001:

	2002

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available for sale:
Mortgage-backed securities	$27,152,000	$423,000	$—	$27,575,000
Obligations of states and local governments	4,357,000	134,000	—	4,491,000
Marketable equity securities	487,000	—	—	487,000
U.S. Treasury Obligations	256,000	13,000	—	269,000

	$32,252,000	$570,000	$—	$32,822,000

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.	INVESTMENT SECURITIES (Continued)

	2001

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available for sale:
Mortgage-backed securities	$28,436,000	$271,000	$—	$28,707,000
Obligations of states and local governments	4,624,000	3,000	71,000	4,556,000
Marketable equity securities	487,000	—	—	487,000
U.S. Treasury Obligations	260,000	4,000	—	264,000

	$33,807,000	$278,000	$71,000	$34,014,000

The amortized cost and fair value of investment securities available for sale at December 31, 2002, by contractual maturity, are shown below.  Expected maturities for mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or retire obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

Due within one year	$265,000	$266,000
Due after one year	1,511,000	1,568,000
Due after five years	2,004,000	2,084,000
Due after ten years	833,000	842,000

	4,613,000	4,760,000
Marketable equity securities	487,000	487,000
Mortgage-backed securities	27,152,000	27,575,000

	$32,252,000	$32,822,000

As of December 31, 2002 and 2001, U.S. Treasury Obligations and mortgage-backed securities with amortized cost of $5,557,000 and $2,570,000 and fair values of $5,818,000 and $2,637,000, respectively, were pledged as collateral as required or permitted by law.

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.	LOANS

The composition of the Company’s loan portfolio at December 31, 2002 and 2001 is as follows:

	(10)	2001

Real estate loans
Construction and development	$53,246,000	$37,950,000
Mortgage loans	44,272,000	49,127,000
Commercial loans	38,049,000	30,581,000
Automobile loans	1,574,000	2,399,000
Indirect loans	9,000	583,000
Equity loans	4,953,000	4,759,000
Consumer and other loans	1,351,000	2,161,000

Total loans	143,454,000	127,560,000
Less unearned income	(570,000)	(405,000)
Less allowance for loan losses	(1,772,000)	(1,460,000)

Net loans	$141,112,000	$125,695,000

Changes in the allowance for loan losses are summarized as follows:

	2002	2001	2000

Balance as of January 1	$1,460,000	$868,000	$581,000
Allowance for loan losses, Palomar Community Bank	—	603,000	—
Provision charged to expense	477,000	411,000	630,000
Loans charged off	(194,000)	(306,000)	(363,000)
Reclassification for off-balance sheet commitments	—	(129,000)	—
Recoveries of loans previously charged-off	29,000	13,000	20,000

Balance as of December 31	$1,772,000	$1,460,000	$868,000

Loans serviced for others are not included in the accompanying statements of condition.  The unpaid principal balances of loans serviced for others were $14,928,000 and $30,509,000 at December 31, 2002 and 2001, respectively.

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.	LOANS (Continued)

The balance of capitalized loan servicing rights included in other assets was $119,000 and $121,000 at December 31, 2002 and 2001, respectively.

The following table is a summery of information pertaining to impaired loans as of December 31, 2002 and 2001:

	2002	2001

Non-accrual loans	$394,000	$241,000

Total impaired loans	$394,000	$241,000

Interest income that would have been recorded on non-accrual loans	$30,000	$26,000

Allowance for loan losses on impaired loans	$85,000	$45,000

Note 5.	PREMISES, EQUIPMENT AND ACCUMULATED DEPRECIATION

Premises, equipment and accumulated depreciation at December 31, 2002 and 2001 consist of the following:

	(10)	2001

Land	$132,000	$132,000
Building	1,116,000	1,105,000
Equipment, furniture and fixtures	3,627,000	3,557,000
Construction in progress	59,000	58,000

	4,934,000	4,852,000
Less accumulated depreciation	2,308,000	2,205,000

	$2,626,000	$2,647,000

Total depreciation expense amounted to $658,000, $521,000 and $324,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.	PREMISES, EQUIPMENT AND ACCUMULATED DEPRECIATION (Continued)

The Company leases space for branch and loan premises.  The Company also subleases a portion of the building in which the Palomar branch is located.  Pursuant to the terms of the noncancelable operating lease agreements in effect at December 31, 2002, future minimum rent commitments under these leases are as follows:

	Operating Lease Expense	Sublease Income	Net Lease Expense

2003	$558,570	$71,940	$486,630
2004	603,762	35,970	567,792
2005	608,317	—	608,317
2006	447,120	—	447,120
2007	168,736	—	168,736
Beyond 2007	37,884	—	37,884

	$2,424,389	$107,910	$2,316,479

Total rent expense for the years ended December 31, 2002, 2001 and 2000 amounted to $491,000, $303,000 and $42,000, respectively.

Note 6.	DEPOSITS

A summary of time deposits by maturity at December 31, 2002 and 2001 is as follows:

	(10)	2001

Within 1 year	$58,513,000	$59,371,000
After 1 year through 3 years	1,762,000	3,486,000
After 3 years through 5 years	2,299,000	486,000
After 5 years	57,000	—

	$62,631,000	$63,343,000

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.	LONG-TERM DEBT

The Company had a seven year $2,000,000 unsecured note payable to United Security Bank at an interest rate of prime plus 1.125%.  The terms of the note called for interest only payments though July 2003.  Principal and interest payments were to commence beginning August 2003.  The note was paid off during July 2002.

The Company also had a two year $2,000,000 note payable to United Security Bank at an interest rate of prime plus 1.0%.  The note was secured by the stock of Redlands Centennial Bank and Palomar Community Bank.  The terms of the note called for interest only payments though July 2003, at which point all unpaid principal and accrued interest were due.  The outstanding balance on the note at December 31, 2001 was $1,500,000.  The note was paid off during July 2002.

Note 8.	ISSUANCE OF REDEEMABLE PREFERRED SECURITIES

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

The Subordinated Debt Securities bear a variable interest rate equal to LIBOR plus 3.65% (1.775% + 3.65% = 5.425% at December 31, 2002), with a maximum rate of 12.5% through the first call date in July 2007.  The Company used approximately $4 million of the approximately $5.8 million in net proceeds it received from the Subordinated Debt Securities to retire existing long-tem debt.  Total broker and legal costs associated with the issuance of $191,500 will be amortized over a 10-year period starting in July 2002.

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.	RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has granted loans to certain directors, principal officers, their immediate families, and affiliated companies in which they are principal stockholders.  All loans were made under terms which are consistent with the Company’s normal lending policies.

Aggregate related party loan transactions were as follows:

	2002	2001

Balance as of January 1	$2,197,000	$745,000
Net borrowings	464,000	1,452,000

Balance as of December 31	$2,661,000	$2,197,000

Deposits from related parties held by the Company at December 31, 2002 and 2001 totaled $863,000 and $1,688,000, respectively.

Note 10.	STOCK OPTIONS

The Company has a combined incentive and nonqualified stock option plan, which authorizes the issuance of stock options to full-time salaried employees and non-employee directors.  The incentive portion of the Plan is only available to employees of the Company, while the nonqualified portion is also available to directors of the Company.

The Company’s Board of Directors is responsible for administrating the Plan.  Option prices are determined by the Company’s directors and must be equal to or greater than the prevailing market price of the Company’s common stock at the time the option is granted.  Options are vested at a rate of 20% a year for five years and expire ten years from the date the options are granted.  The maximum number of shares reserved for issuance upon exercise of options under the Plan is 360,498 shares of the Company’s capital stock.  Options issued have an exercise price ranging from $5.08 to $21.00 per share.

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.	STOCK OPTIONS (Continued)

The following is a summary of the Company’s stock option activity for 2002 and 2001:

	2002		2001

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Options granted and outstanding at beginning of year	173,030	$16.77	123,306	$10.65
Stock dividend	7,853	—	—	—
Options granted	104,150	20.40	154,580	18.23
Options canceled	(15,765)	18.15	(76,214)	13.64
Options exercised	(1,045)	6.66	(28,642)	6.38

Options granted and outstanding at end of year	268,223	$17.65	173,030	$16.77

Options exercisable at year-end	57,437	$14.05	26,453	$11.75
Weighted average fair value of options granted during year		$20.40		$18.23

Information pertaining to options outstanding at December 31, 2002 is as follows:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$5.08 to $13.97	45,627	5.6 years	$12.25	33,748	$11.76
$16.50 to $21.00	222,596	9.3 years	$18.76	23,689	$17.31

Options outstanding at end of year	268,223	8.6 years	$17.65	57,437	$14.05

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.	INCOME TAXES

The components of the provision for income taxes at December 31 are as follows:

	2002	2001	2000

Current tax provision:
Federal	$747,000	$175,000	$413,000
State	274,000	98,000	157,000

	1,021,000	273,000	570,000

Deferred tax provision (benefit):
Federal	(271,000)	250,000	(101,000)
State	52,000	52,000	3,000

	(219,000)	302,000	(98,000)

	$802,000	$575,000	$472,000

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	2002	2001	2000

Statutory tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	7.2	7.2	7.2
Change in valuation allowance	—	—	3.8
Municipal bond income	(4.5)	(3.5)	(3.8)
Cash surrender value of life insurance	(5.5)	(2.3)	(2.1)
Other, net	0.8	0.1	(4.9)

Effective tax rates	32.0%	35.5%	34.2%

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.	INCOME TAXES (Continued)

The tax effects of the temporary differences in income and expense items that give rise to deferred taxes at December 31 are as follows:

	2002	2001

Deferred tax assets:
Allowance for loan losses	$477,000	$113,000
Employee benefit plans	79,000	51,000
Organizational costs	3,000	5,000
State income taxes	93,000	33,000

	652,000	202,000

Deferred tax liabilities:
Net unrealized gain on investment securities available for sale	(227,000)	(88,000)
Depreciation and amortization	(110,000)	(33,000)

	(337,000)	(121,000)

Net deferred tax asset	$315,000	$81,000

Note 12.	COMMITMENTS AND CONTINGENCIES

Financial Instruments with Off-Balance-Sheet Risk

The Company is a party to credit related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit.  Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments.  The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.	COMMITMENTS AND CONTINGENCIES (Continued)

Financial Instruments with Off-Balance-Sheet Risk (continued)

As of December 31, 2002 and 2001, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2002	2001

Unfunded commitments under lines of credit	$67,545,000	$51,199,000
Commercial and standby letters of credit	130,000	394,000
Available credit card lines	1,424,000	1,311,000

	$69,099,000	$52,904,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The commitments for equity lines of credit may expire without being drawn upon.  Therefore, the total commitments amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements, are commitments for possible future extensions of credit to existing customers.  These lines of credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Bank is committed.

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those letters of credit are primarily issued to support public and private borrowing arrangements.  Essentially all letters of credit issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank generally holds collateral supporting those commitments if deemed necessary.

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.	COMMITMENTS AND CONTINGENCIES (Continued)

Legal Proceedings

Roberts Litigation

Redlands Centennial Bank was a defendant in a civil action filed by a former employee relating to employee matters.  On July 10, 2002, the Company settled this lawsuit for $425,000, all of which has been expensed.

Other Litigation

Various legal claims also arise from time to time in the normal course of business, which in the opinion of management, will have no material effect on the Company’s financial statements.

Employment Agreements and Special Termination Agreements

The Company has entered into employment agreements with several of its key officers.  The agreements provide for a specified minimum annual compensation and the continuation of benefits currently received.  However, employment under the agreements may be terminated for cause, as defined, without incurring any continuing obligations.  The agreements also provide for the establishment of a salary continuation plan to provide benefits to various executive officers at the age of retirement.  (See Note 15)

All of the employment agreements contain special termination clauses which provide for certain lump sum severance payments within a specified period following a “change in control,” as defined in the agreements.

Note 13.	EMPLOYEE BENEFIT PLANS

401(k) Plan

The Company has a 401(k) savings and retirement plan that includes substantially all employees. The employees attain vesting in the Company’s contribution over six years. Employees may contribute up to 15% of their compensation, subject to certain limits based on federal tax laws. Under the terms of the Plan, the Company may make matching contributions at the discretion of the Board of Directors.  Contributions to the Plan by the Company amounted to $92,000, $56,000 and $43,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.	EMPLOYEE BENEFIT PLANS (Continued)

Employee Stock Ownership Plan

The Company has established an employee stock ownership plan covering substantially all employees of the Company.  An employee becomes eligible to participate in the Plan upon employment with the Company and becomes fully vested after five years of service.  Contributions to the Plan, whether in cash or securities, are made at the discretion of the Company’s Board of Directors in an amount not to exceed the maximum allowable as an income tax deduction.  The Company contributed $100,000 to the plan for the year ended December 31, 2000.  No contributions to the Plan were made during the years ended December 31, 2002 or 2001.

Note 14	CONCENTRATION OF CREDIT RISK

The Company services customers in Redlands, Escondido, North Orange County and surrounding communities and has no concentration of deposits with any one particular customer or industry.  At December 31, 2002 and 2001, the Company had approximately $11,177,000 and $15,329,000, respectively, of Federal funds sold, interest-bearing deposits and noninterest-bearing deposits with its correspondent banks and one other financial institution. At December 31, 2002 and 2001, approximately 68% and 56%, respectively of the Company’s loan portfolio consisted of construction and real estate loans.

Note 15.	SALARY CONTINUATION PLANS

The Company has established salary continuation plans, which provide for payments to certain officers at the age of retirement.  The Company also had a retirement continuation plan for its directors.  During May 2001, the retirement continuation plan for the directors was cancelled and the directors were each paid a settlement equal to the cash surrender value at that time.  Included in other liabilities at December 31, 2002 and 2001, respectively, is $191,000 and $135,000 of deferred compensation related to the continuation plans.  The plans are funded through life insurance policies that generate a cash surrender value to fund the future benefits.

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16.	STOCKHOLDERS’ EQUITY

Minimum Regulatory Requirements

The Company (on a consolidated basis) and its subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and its subsidiaries financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its subsidiaries must meet specific capital guidelines that involve quantitative measures of Redlands’ and Palomar’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.

Quantitative measures established by the regulations to ensure capital adequacy require the Company and it’s subsidiaries to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002 and 2001, that the Company and its subsidiaries met all capital adequacy requirements to which it is subject.

As of December 31, 2002, the most recent notification from the Federal Deposit Insurance Corporation categorized Redlands as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, a bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.  There are no conditions or events since the notification that management believes have changed Redlands’ or the Company’s category.

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16.	STOCKHOLDERS’ EQUITY (Continued)

Minimum Regulatory Requirements (continued)

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2002 and 2001 are as follows:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2002:
Total capital to risk-weighted assets:
Consolidated	$20,561,000	13.27%	$12,394,000	8.00%	$15,492,000	10.00%
Redlands Centennial	18,289,000	11.84%	12,362,000	8.00%	15,452,000	10.00%
Tier 1 capital to risk-weighted assets:
Consolidated	16,845,000	10.87%	6,197,000	4.00%	9,295,000	6.00%
Redlands Centennial	16,356,000	10.58%	6,181,000	4.00%	9,271,000	6.00%
Tier 1 capital to average assets:
Consolidated	16,845,000	8.28%	8,142,000	4.00%	10,177,000	5.00%
Redlands Centennial	16,356,000	8.09%	8,087,000	4.00%	10,108,000	5.00%
As of December 31, 2001:
Total capital to risk-weighted assets:
Consolidated	$14,546,000	11.07%	$10,509,000	8.00%	$13,136,000	10.00%
Redlands Centennial	8,508,000	10.04%	6,778,000	8.00%	8,473,000	10.00%
Palomar Community	7,311,000	15.19%	3,850,000	8.00%	4,813,000	10.00%
Tier 1 capital to risk-weighted assets:
Consolidated	10,904,000	8.30%	5,255,000	4.00%	7,882,000	6.00%
Redlands Centennial	7,540,000	8.90%	3,389,000	4.00%	5,084,000	6.00%
Palomar Community	6,709,000	13.94%	1,925,000	4.00%	2,888,000	6.00%
Tier 1 capital to average assets:
Consolidated	10,904,000	5.69%	7,669,000	4.00%	9,587,000	5.00%
Redlands Centennial	7,540,000	7.09%	4,255,000	4.00%	5,318,000	5.00%
Palomar Community	6,709,000	8.32%	3,227,000	4.00%	4,034,000	5.00%

Note 17.	RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company.  The total amount of dividends, which may be paid at any date, is generally limited to the retained earnings of the Bank, and loans or advances are limited to 25% of the Bank’s primary capital plus the allowance for loan losses on a secured basis and 15% on an unsecured basis.

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17.	RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES (Continued)

In addition, dividends paid by the bank to the Company would be prohibited if the effect thereof would cause the bank’s capital to be reduced below applicable minimum capital requirements.

Note 18.	DIVIDENDS PAID

The Company paid a cash dividend of $.05 per share in 2001 and $0.05 per share during January and August 2000.

During 2002, the Board of Directors approved a 5% stock dividend, which resulted in the issuance of 57,032 shares.  There were no stock dividends during 2001.  The Company issued a 5% stock dividend in January 2000, resulting in the issuance of 33,645 shares.

Note 19.	CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Following is the parent company only financial information for Centennial First Financial Services:

STATEMENTS OF CONDITION
December 31, 2002 and 2001

	2002	2001

ASSETS
Cash	$1,836,000	$50,000
Investment in subsidiaries	21,115,000	18,632,000
Other assets	439,000	90,000

Total assets	$23,390,000	$18,772,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Long-term debt	$—	$3,500,000
Borrowings from subsidiary trust	6,006,000	—
Other liabilities	191,000	—

	6,197,000	3,500,000

Stockholders’ equity
Common stock	4,810,000	4,578,000
Additional paid-in-capital	9,103,000	8,386,000
Retained earnings	2,957,000	2,196,000
Accumulated other comprehensive income	323,000	112,000

Total stockholders’ equity	17,193,000	15,272,000

Total liabilities and stockholders’ equity	$23,390,000	$18,772,000

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19.	CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (Continued)

STATEMENTS OF EARNINGS
Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Dividend received from Redlands	$—	$125,000	$788,000
Interest income on capital securities of subsidiary trust	3,000	—	—
Interest expense	164,000	79,000	—
Other expense	477,000	224,000	127,000

Income (loss) before equity in undistributed net income of subsidiaries	(638,000)	(178,000)	661,000
Tax benefit	259,000	118,000	51,000

	(379,000)	(60,000)	712,000
Equity in undistributed net income of subsidiaries	2,085,000	1,107,000	195,000

Net income	$1,706,000	$1,047,000	$907,000

STATEMENTS OF CASH FLOWS
Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

OPERATING ACTIVITIES
Net income	$1,706,000	$1,047,000	$907,000
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed income of subsidiaries	(2,085,000)	(1,107,000)	(195,000)
Amortization	1,000	—	—
Decrease (increase) in other assets	(256,000)	16,000	(78,000)
Increase in other liabilities	191,000	—	—

Net cash provided by (used in) operating activities	(443,000)	(44,000)	634,000

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19.	CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (Continued)

STATEMENTS OF CASH FLOWS  (Continued)
Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

INVESTING ACTIVITIES
Acquistion of Palomar Community Bank	$—	$(10,688,000)	$—
Legal costs associated with investment in subsidiary trust	(12,000)	—	—
Advance to subsidiary trust	(83,000)	—	—

Net cash used in investing activities	(95,000)	(10,688,000)	—

FINANCING ACTIVITIES
Proceeds from long-term debt	5,820,000	4,000,000	—
Repayment of long-term debt	(3,500,000)	(500,000)	—
Proceeds from issuance of common stock	—	7,053,000	—
Cash dividends paid	—	(35,000)	(67,000)
Cash dividends paid in lieu of fractional shares	(3,000)	—	(4,000)
Payments to acquire common stock and stock options	—	—	(651,000)
Proceeds from exercise of stock options	7,000	183,000	166,000

Net cash provided by (used in) financing activities	2,324,000	10,701,000	(556,000)

Net increase in cash and cash equivalents	1,786,000	(31,000)	78,000
Cash and cash equivalents, beginning of year	50,000	81,000	3,000

Cash and cash equivalents, end of year	$1,836,000	$50,000	$81,000

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20.	FEDERAL HOME LOAN BANK LINE OF CREDIT

Redlands is a member of the Federal Home Loan Bank of San Francisco (FHLB).  Redlands has an available line of credit with the FHLB at an interest rate, which is determined daily. Borrowings under the line are limited to eligible collateral.  All borrowings from the FHLB are secured by a blanket lien on qualified collateral.  There were no outstanding advances at December 31, 2002 and 2001.

Note 21.	SALE OF INVESTMENT IN BANCDATA SOLUTIONS, INC.

During April 2000, Redlands sold its investment in Bancdata Solutions, Inc., its data processing center. The gain from the sale amounted to $906,000.

Note 22.	FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosures of estimated fair values of all financial instruments where it is practicable to estimate such values.  In cases where quoted market prices are not available, fair values are based upon estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.  SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

The following methods and assumptions were used by the Company is estimating fair value disclosures for financial instruments:

Cash and Cash Equivalents – The carrying amounts of cash and short-term instruments approximate fair values.

Interest-Bearing Deposits in Financial Institutions – The carrying amounts of interest-bearing deposits, which mature within ninety days, approximate their fair values.

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Investment Securities – Fair values for securities, excluding Federal Home Loan Bank stock, are based on quoted market prices.  The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

Loans Held for Sale – Fair values of loans held for sale are based on commitments on hand from investors or prevailing market prices.

Loans – For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.  Fair values for certain mortgage loans (e.g., one-to-four family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics.  Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  Fair values for non- performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Accrued Interest Receivable – The carrying amounts of accrued interest receivable approximate fair value.

Cash Surrender Value of Life Insurance – The carrying amounts of life insurance approximate fair value.

Deposits – The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).  The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Long-Term Debt – The fair values of the Company’s long-term debt is estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Accrued Interest Payable – The carrying amounts of accrued interest payable approximate fair value.

Off-Balance-Sheet Instruments – Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  The carrying amount of commitments to extend credit approximates fair value.

The estimated fair value and related carrying or notional amounts of the Company’s financial instruments are as follows:

	December 31,

	2002		2001

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$14,020,000	$14,020,000	$17,543,000	$17,543,000
Interest bearing deposits in financial institutions	5,151,000	5,494,000	5,954,000	5,933,000
Investment securities, available for sale	32,822,000	32,822,000	34,014,000	34,014,000
Federal Home Loan Bank stock	329,000	329,000	396,000	396,000
Loans, net	141,112,000	141,641,000	125,695,000	143,249,000
Accrued interest receivable	673,000	673,000	932,000	932,000
Cash surrender value of life insurance	5,926,000	5,926,000	3,213,000	3,213,000
Financial liabilities:
Deposits	183,188,000	185,553,000	174,328,000	179,824,000
Accrued interest payable	264,000	264,000	223,000	223,000
Long-term debt	—	—	3,500,000	3,500,000
Redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures	6,000,000	6,000,000	—	—
Off-balance sheet credit related to financial instruments:
Commitments to extend credit	$69,099,000	$69,099,000	$52,904,000	$52,904,000

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2002 and 2001.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

Not applicable

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

ITEM 10.     EXECUTIVE COMPENSATION

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Items 9-12 listed above is contained in 1st Centennial Bancorp’s definitive Proxy Statement for 1st Centennial Bancorp’s 2003 Annual Meeting of Shareholders which 1st Centennial Bancorp intends to file with the SEC within 120 days after the close of 1st Centennial Bancorp’s 2002 fiscal year in accordance with SEC Regulation 14A under the Securities Exchange Act of 1934.  Such information is incorporated herein by this reference.

ITEM 13.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (10)     EXHIBITS

Exhibit Number	Description of Exhibits

3.1	Articles of Incorporation of Centennial First Financial Services. (Incorporated by reference from Exhibit to the Company’s Registration Statement on Form S-4 filed on October 20, 1999.)

3.2	Amendment to Articles of Incorporation of Centennial First Financial Services filed May 5, 2000 (Incorporated by reference to Exhibit to Company’s Form 10-QSB for the quarter ended June 30, 2002.)

3.3	Amendment to Articles of Incorporation of Centennial First Financial Services filed February 18, 2003 (Incorporated by reference to Exhibit to Company’s Form SB-2 filed on March 13, 2003.

3.4	Restated By-Laws of Centennial First Financial Services (Incorporated by reference from Exhibit to the Company’s Form 10-QSB for the quarter ended June 30, 2002.)

10.1	Brea Branch Lease, dated September 20, 2000 (Incorporated by reference from Exhibit to the Company’s Registration Statement on Form SB-2 filed on March 21, 2001.)

10.2	Form of Indemnification Agreement (Incorporated by reference from Exhibit to the Company’s Registration Statement on Form SB-2 filed on March 21, 2001.)

10.3	Employment Agreement of Richard Sanborn, dated December 1, 2000 (Incorporated by reference from Exhibit to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001.)

10.4	Salary Continuation plan of Timothy P. Walbridge, dated August 1, 2001 (Incorporated by reference from Exhibit to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001.)

10.5	Salary Continuation plan for Beth Sanders, dated October 1, 2001 (Incorporated by reference from Exhibit to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001.)

10.6	Salary Continuation plan of Richard Sanborn, dated October 1, 2001 (Incorporated by reference from Exhibit to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001.)

10.7	Employment Agreement of Timothy P. Walbridge, dated December 1, 2001 (Incorporated by reference from Exhibit to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001.)

10.8	Employment Agreement of Beth Sanders, dated December 1, 2001 (Incorporated by reference from Exhibit to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001.)

10.9	Amendment to Salary Continuation plan of Timothy P. Walbridge, dated December 1, 2001 (Incorporated by reference from Exhibit to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001.)

10.10	Amendment to Salary Continuation plan of Richard Sanborn, dated December 1, 2001 (Incorporated by reference from Exhibit to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001.)

10.11	Redlands Centennial Bank Employee Stock Ownership Plan, dated February 1, 2000 (Incorporated by reference from Exhibit to Form 10-QSB for the fiscal quarter ended March 31, 2000.)

10.12	Centennial First Financial Services 2001 Stock Option Plan, as Amended, dated February 20, 2002 (Incorporated by reference from Exhibit to Form 10-QSB for the fiscal quarter ended September 30, 2002.)

10.13	Palomar Community Bank lease dated April 15, 1987 (Incorporated by reference from Exhibit to Form 10-QSB for the fiscal quarter ended March 31, 2002.)

10.14	Indenture for Trust Preferred Securities dated July 11, 2002 (Incorporated by reference from Exhibit to Form 10-QSB for the fiscal quarter ended September 30, 2002.)

10.15	Amended and Restated Declaration of Trust for trust preferred securities dated July 11, 2002 (Incorporated by reference from Exhibit to Form 10-QSB for the fiscal quarter ended September 30, 2002.)

10.16	Guarantee Agreement for Trust Preferred Securities dated July 11, 2002 (Incorporated by reference from Exhibit to Form 10-QSB for the fiscal quarter ended September 30, 2002.)

10.17	Salary Continuation Agreement of Suzanne Dondanville, dated December 17, 2002, filed as exhibit to Form SB-2 dated March 13, 2003.

10.18	Salary Continuation Agreement of Clifford Schoonover, dated December 17, 2002, filed as exhibit to Form SB-2 dated March 13, 2003.

10.19	Salary Continuation Agreement of John Drake, dated August 1, 2002, filed as exhibit to Form SB-2 dated March 13, 2003.

10.20	Amendment to construction department lease dated August 28, 2002, filed as exhibit to Form SB-2 dated March 13, 2003.

10.21	Commercial Lending Group Lease, dated December 23, 2002, filed as exhibit to Form SB-2 dated March 13, 2003.

10.22	Palm Desert Branch lease, dated November 13, 2002

10.23	Amendment to Escondido Branch lease, dated June 6, 2001.

11.1	Computation of Earnings Per Share (included in Note 1 to audited financial statements included herein)

21.1	Subsidiaries of 1st Centennial Bancorp

23.1	Consent of Hutchinson & Bloodgood, LLP

99.1	Certification of Periodic Financial Report

     (B)     REPORTS ON FORM 8-K

1st Centennial Bancorp filed no reports on form 8-K during the fourth quarter of 2002.

ITEM 14.     CONTROLS AND PROCEDURES

(a)          Evaluation of Disclosure Controls and Procedures

1st Centennial’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of 1st Centennial’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c) as of a date within 90 days of the filing date of this annual report (the “Evaluation Date”) have concluded that as of the Evaluation Date, 1st Centennial’s disclosure controls and procedures were adequate and effective to ensure that material information relating to 1st Centennial and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this annual report was being prepared.

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

(b)          Changes in Internal Controls

There were no significant changes in 1st Centennial’s internal controls or in other factors that could significantly affect 1st Centennial’s internal controls subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such controls requiring corrective actions.  As a result, no corrective actions were taken.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March, 2003.

/s/ TIMOTHY P. WALBRIDGE

Timothy P. Walbridge President and Chief Executive Officer

/s/ BETH SANDERS

Beth Sanders Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 12th day of March, 2003.

/s/ JAMES R. APPLETON	/s/ WILLIAM A. MC CALMON

James R. Appleton Director	William A. McCalmon Director

/s/ BRUCE J. BARTELLS	/s/ PATRICK J. MEYER

Bruce J. Bartells Director	Patrick J. Meyer Chairman of the Board

/s/ CAROLE H. BESWICK	/s/ RICHARD M. SANBORN

Carole H. Beswick Director	Richard M. Sanborn Branch Administrator and Director

/s/ IRVING M. FELDKAMP	/s/ TIMOTHY P. WALBRIDGE

Irving M. Feldkamp Director	Timothy P. Walbridge President, Chief Executive Officer and Director

/s/ LARRY JACINTO	/s/ STANLEY C. WEISSER

Larry Jacinto Director	Stanley C. Weisser Director

/s/ RONALD J. JEFFREY	/s/ DOUGLAS F. WELEBIR

Ronald J. Jeffrey Director	Douglas F. Welebir Director

Certification of Chief Financial Officer

I, Beth Sanders, certify that:

1.     I have reviewed this annual report on Form 10-KSB of 1st Centennial Bancorp;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 12, 2003

/s/ BETH SANDERS

Beth Sanders Executive Vice President/Chief Financial Officer

Certification of Chief Executive Officer

I, Timothy P. Walbridge, certify that:

1.     I have reviewed this annual report on Form 10-KSB of 1st Centennial Bancorp;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 12, 2003

/s/ TIMOTHY P. WALBRIDGE

Timothy P. Walbridge President and Chief Executive Officer