Form 10KSB/A
period 2002-12-31
1ST CENTENNIAL BANCORP
filed 2003-04-24
CIK 1097081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20006

FORM 10-KSB/A

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

Commission file number: 000-29105

1ST CENTENNIAL BANCORP

(Name of Small Business Issuer as specified in its charter)

California (State of Incorporation)	91-1995265 (I.R.S. Employer Identification Number)

218 East State Street Redlands, California (Address of Principal Executive Offices)	92373 (Zip Code)

Issuer’s telephone number, including area code:    (909) 798-3611

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

Yes X                 No

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

PURPOSE FOR AMENDMENT

The registrant hereby amends Part II, Item 7 of its Annual Report for the fiscal year ended December 31, 2002 for the purpose of correcting a typographical error in the Independent Auditors’ Report on the consolidated financial statements for the year ended December 31, 2002. The name of the accounting firm who opined on the financial statements contained herein, and the city and state where issued were inadvertently omitted. No other revisions have been made.

		PAGE

PART II

ITEM 7	Financial Statements	4

PART III

ITEM 13	Exhibits and Reports on Form 8-K	43

	Signatures	46

	Certification of CEO and CFO	47

PART II

ITEM 7.    FINANCIAL STATEMENTS

The following financial statements and report of independent auditors are included in herein:

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

HUTCHINSON AND BLOODGOOD LLP

Glendale, California

January 27, 2003

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

December 31, 2002 and 2001

	2002	2001
ASSETS
Cash and due from banks	$12,010,000	$10,040,000
Federal funds sold	2,010,000	7,503,000

Total cash and cash equivalents	14,020,000	17,543,000
Interest-bearing deposits in financial institutions	5,151,000	5,954,000
Investment securities, available for sale	32,822,000	34,014,000
Federal Home Loan Bank stock	329,000	396,000
Loans, net	141,112,000	125,695,000
Accrued interest receivable	673,000	932,000
Premises and equipment, net	2,626,000	2,647,000
Goodwill	4,180,000	4,180,000
Cash surrender value of life insurance	5,926,000	3,213,000
Other assets	1,019,000	3,452,000

Total assets	$207,858,000	$198,026,000

LIABILITIES
Deposits:
Noninterest-bearing	$53,896,000	$41,413,000
Interest-bearing and money market accounts	48,985,000	52,232,000
Savings	17,676,000	17,340,000
Time deposits $100,000 or greater	34,575,000	29,435,000
Other time deposits	28,056,000	33,908,000

Total deposits	183,188,000	174,328,000
Accrued interest payable	264,000	223,000
Long-term debt	-—	3,500,000
Other liabilities	1,213,000	4,703,000
Redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures	6,000,000	-—

Total liabilities	190,665,000	182,754,000

STOCKHOLDERS’ EQUITY
Common stock, no par value; authorized 10,000,000 shares, issued and outstanding 1,202,517 and 1,144,440 shares at December 31, 2002 and 2001, respectively	13,913,000	12,964,000
Retained earnings	2,957,000	2,196,000
Accumulated other comprehensive income	323,000	112,000

Total stockholders’ equity	17,193,000	15,272,000

Total liabilities and stockholders’ equity	$207,858,000	$198,026,000

The accompanying notes are an integral part of these consolidated statements.

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Interest income:
Interest and fees on loans	$12,586,000	$9,201,000	$6,901,000
Deposits in financial institutions	220,000	298,000	219,000
Federal funds sold	152,000	385,000	454,000
Investments	1,536,000	920,000	415,000

Total interest income	14,494,000	10,804,000	7,989,000

Interest expense:
Demand and savings deposits	438,000	829,000	908,000
Time deposits $100,000 or greater	936,000	980,000	727,000
Other time deposits	673,000	806,000	650,000
Interest on borrowed funds	330,000	79,000	46,000

Total interest expense	2,377,000	2,694,000	2,331,000

Net interest income	12,117,000	8,110,000	5,658,000
Provision for loan losses	477,000	411,000	630,000

Net interest income after provision for loan losses	11,640,000	7,699,000	5,028,000

Other income:
Customer service fees	1,417,000	1,385,000	757,000
Gain from sale of loans	547,000	413,000	277,000
Gain from sale of investment securities	-—	16,000	11,000
Gain from sale of investment in Bancdata Solutions, Inc.	-—	-—	906,000
Other income	460,000	179,000	90,000

Total other income	2,424,000	1,993,000	2,041,000

Other expenses:
Salaries and wages	4,769,000	3,630,000	2,196,000
Employee benefits	1,285,000	735,000	696,000
Net occupancy expense	1,394,000	1,100,000	517,000
Other operating expense	4,108,000	2,605,000	2,281,000

Total other expenses	11,556,000	8,070,000	5,690,000

Income before provision for income taxes	2,508,000	1,622,000	1,379,000
Provision for income taxes	802,000	575,000	472,000

Net income	$1,706,000	$1,047,000	$907,000

Basic earnings per share	$1.42	$1.12	$1.23

Diluted earnings per share	$1.41	$1.11	$1.16

The accompanying notes are an integral part of these consolidated statements.

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2002, 2001 and 2000

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, DECEMBER 31, 1999	$5,368,000	$1,165,000	$(205,000)	$6,328,000

Comprehensive income:
Net income	-—	907,000	-—	907,000
Change in net unrealized gain (loss) on investment securities available for sale, after tax effects	-—	-—	163,000	163,000

Total comprehensive income				1,070,000

Cash and stock dividends	547,000	(618,000)	-—	(71,000)
Exercise of stock options, including tax benefit	194,000	-—	-—	194,000
Purchase and retirement of common stock and stock options	(381,000)	(270,000)	-—	(651,000)

BALANCE, DECEMBER 31, 2000	5,728,000	1,184,000	(42,000)	6,870,000

Comprehensive income:
Net income	-—	1,047,000	-—	1,047,000
Change in net unrealized gain on investment securities available for sale, after tax effects	-—	-—	154,000	154,000

Total comprehensive income				1,201,000

Cash dividends	-—	(35,000)	-—	(35,000)
Exercise of stock options, including tax benefit	183,000	-—	-—	183,000
Purchase and retirement of common stock	7,053,000	-—	-—	7,053,000

BALANCE, DECEMBER 31, 2001	12,964,000	2,196,000	112,000	15,272,000

Comprehensive income:
Net income	-—	1,706,000	-—	1,706,000
Change in net unrealized gain on investment securities available for sale, after tax effects	-—	-—	211,000	211,000

Total comprehensive income				1,917,000

Stock dividend	942,000	(942,000)	-—	-—
Cash paid in lieu of fractional shares	-—	(3,000)	-—	(3,000)
Exercise of stock options, including tax benefit	7,000	-—	-—	7,000

BALANCE, DECEMBER 31, 2002	$13,913,000	$2,957,000	$323,000	$17,193,000

The accompanying notes are an integral part of these consolidated statements.

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,706,000	$1,047,000	$907,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	658,000	521,000	324,000
Provision for loan losses	477,000	411,000	630,000
Loss on sale of other real estate owned	-—	-—	7,000
Gain from sale of investments	-—	(16,000)	(11,000)
Gain from sale of loans	(547,000)	(413,000)	(277,000)
Gain from sale of investment in Bancdata Solutions, Inc.	-—	-—	(906,000)
Amortization of deferred loan fees	(559,000)	(585,000)	(392,000)
Amortization of excess purchase value of deposits	(177,000)	(71,000)	-—
Deferred income tax provision (benefit)	(219,000)	302,000	(98,000)
Amortization of premiums on investment securities available for sale	248,000	127,000	11,000
Increase in cash surrender value of life insurance	(198,000)	(79,000)	(64,000)
Decrease (increase) in assets:
Accrued interest receivable	259,000	(199,000)	(107,000)
Other assets	2,652,000	(2,995,000)	68,000
Increase (decrease) in liabilities:
Accrued interest payable	41,000	(275,000)	50,000
Other liabilities	(3,490,000)	3,231,000	271,000

Net cash provided by operating activities	851,000	1,006,000	413,000

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits in financial institutions	803,000	(1,174,000)	(1,168,000)
Activity in available for sale securities:
Net sales, maturities and (purchases)	1,155,000	(21,314,000)	(1,372,000)
Acquisition of Palomar Community Bank	-—	15,278,000	-—
Purchases of Federal Home Loan Bank stock	-—	(20,000)	-—
Proceeds from redemption of Federal Home Loan Bank stock	67,000	-—	169,000
Net increase in loans	(14,788,000)	(21,570,000)	(6,358,000)
Proceeds from sales of other real estate owned	-—	24,000	13,000
Proceeds from sale of investment in Bancdata Solutions, Inc.	-—	-—	1,218,000
Additions to bank premises and equipment	(637,000)	(618,000)	(943,000)
Purchases of life insurance, net of redemptions	(2,515,000)	(1,304,000)	(356,000)

Net cash used in investing activities	(15,915,000)	(30,698,000)	(8,797,000)

The accompanying notes are an integral part of these consolidated statements.

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand and savings deposits	$9,572,000	$15,092,000	$14,655,000
Net increase (decrease) in time deposits	(535,000)	5,733,000	2,586,000
Cash dividends	-—	(35,000)	(67,000)
Cash dividends paid in lieu of fractional shares	(3,000)	-—	(4,000)
Proceeds from issuance of long-term debt	6,000,000	3,500,000	-—
Repayment of long-term debt	(3,500,000)	-—	-—
Proceeds from common stock issuance	-—	7,053,000	-—
Payments to acquire common stock and stock options	-—	-—	(651,000)
Proceeds from exercise of stock options	7,000	183,000	194,000

Net cash provided by financing activities	11,541,000	31,526,000	16,713,000

Net increase (decrease) in cash and cash equivalents	(3,523,000)	1,834,000	8,329,000

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	17,543,000	15,709,000	7,380,000

CASH AND CASH EQUIVALENTS, END OF YEAR	$14,020,000	$17,543,000	$15,709,000

SUPPLEMENTARY INFORMATION
Interest paid	$2,336,000	$2,968,000	$2,282,000

Income taxes paid	$945,000	$468,000	$357,000

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

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.    LOANS

The composition of the Company’s loan portfolio at December 31, 2002 and 2001 is as follows:

	2002	2001
Real estate loans
Construction and development	$53,246,000	$37,950,000
Mortgage loans	44,272,000	49,127,000
Commercial loans	38,049,000	30,581,000
Automobile loans	1,574,000	2,399,000
Indirect loans	9,000	583,000
Equity loans	4,953,000	4,759,000
Consumer and other loans	1,351,000	2,161,000

Total loans	143,454,000	127,560,000
Less unearned income	(570,000)	(405,000)
Less allowance for loan losses	(1,772,000)	(1,460,000)

Net loans	$141,112,000	$125,695,000

Changes in the allowance for loan losses are summarized as follows:

	2002	2001	2000
Balance as of January 1	$1,460,000	$868,000	$581,000
Allowance for loan losses, Palomar Community Bank	-—	603,000	—
Provision charged to expense	477,000	411,000	630,000
Loans charged off	(194,000)	(306,000)	(363,000)
Reclassification for off-balance sheet commitments	-—	(129,000)	-—
Recoveries of loans previously charged-off	29,000	13,000	20,000

Balance as of December 31	$1,772,000	$1,460,000	$868,000

Loans serviced for others are not included in the accompanying statements of condition. The unpaid principal balances of loans serviced for others were $14,928,000 and $30,509,000 at December 31, 2002 and 2001, respectively.

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.    LOANS (Continued)

The balance of capitalized loan servicing rights included in other assets was $119,000 and $121,000 at December 31, 2002 and 2001, respectively.

The following table is a summery of information pertaining to impaired loans as of December 31, 2002 and 2001:

	2002	2001
Non-accrual loans	$394,000	$241,000

Total impaired loans	$394,000	$241,000

Interest income that would have been recorded on non-accrual loans	$30,000	$26,000

Allowance for loan losses on impaired loans	$85,000	$45,000

Note 5.    PREMISES, EQUIPMENT AND ACCUMULATED DEPRECIATION

Premises, equipment and accumulated depreciation at December 31, 2002 and 2001 consist of the following:

	2002	2001
Land	$132,000	$132,000
Building	1,116,000	1,105,000
Equipment, furniture and fixtures	3,627,000	3,557,000
Construction in progress	59,000	58,000

	4,934,000	4,852,000
Less accumulated depreciation	2,308,000	2,205,000

	$2,626,000	$2,647,000

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

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.    PREMISES, EQUIPMENT AND ACCUMULATED DEPRECIATION (Continued)

The Company leases space for branch and loan premises. The Company also subleases a portion of the building in which the Palomar branch is located. Pursuant to the terms of the noncancelable operating lease agreements in effect at December 31, 2002, future minimum rent commitments under these leases are as follows:

	Operating Lease Expense	Sublease Income	Net Lease Expense
2003	$558,570	$71,940	$486,630
2004	603,762	35,970	567,792
2005	608,317	-—	608,317
2006	447,120	-—	447,120
2007	168,736	-—	168,736
Beyond 2007	37,884	-—	37,884

	$2,424,389	$107,910	$2,316,479

Total rent expense for the years ended December 31, 2002, 2001 and 2000 amounted to $491,000, $303,000 and $42,000, respectively.

Note 6.    DEPOSITS

A summary of time deposits by maturity at December 31, 2002 and 2001 is as follows:

	2002	2001
Within 1 year	$58,513,000	$59,371,000
After 1 year through 3 years	1,762,000	3,486,000
After 3 years through 5 years	2,299,000	486,000
After 5 years	57,000	-—

	$62,631,000	$63,343,000

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

Note 14.    CONCENTRATION OF CREDIT RISK

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

Note 19.    CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Following is the parent company only financial information for Centennial First Financial Services:

STATEMENTS OF CONDITION

December 31, 2002 and 2001

ASSETS	2002	2001
Cash	$1,836,000	$50,000
Investment in subsidiaries	21,115,000	18,632,000
Other assets	439,000	90,000

Total assets	$23,390,000	$18,772,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Long-term debt	$-—	$3,500,000
Borrowings from subsidiary trust	6,006,000	-—
Other liabilities	191,000	-—

	6,197,000	3,500,000

Stockholders’ equity
Common stock	4,810,000	4,578,000
Additional paid-in-capital	9,103,000	8,386,000
Retained earnings	2,957,000	2,196,000
Accumulated other comprehensive income	323,000	112,000

Total stockholders’ equity	17,193,000	15,272,000

Total liabilities and stockholders’ equity	$23,390,000	$18,772,000

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19.    CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (Continued)

STATEMENTS OF EARNINGS

Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Dividend received from Redlands	$—	$125,000	$788,000
Interest income on capital securities of subsidiary trust	3,000	—	—
Interest expense	164,000	79,000	—
Other expense	477,000	224,000	127,000

Income (loss) before equity in undistributed net income of subsidiaries	(638,000)	(178,000)	661,000
Tax benefit	259,000	118,000	51,000

	(379,000)	(60,000)	712,000
Equity in undistributed net income of subsidiaries	2,085,000	1,107,000	195,000

Net income	$1,706,000	$1,047,000	$907,000

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
OPERATING ACTIVITIES
Net income	$1,706,000	$1,047,000	$907,000
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed income of subsidiaries	(2,085,000)	(1,107,000)	(195,000)
Amortization	1,000	-—	-—
Decrease (increase) in other assets	(256,000)	16,000	(78,000)
Increase in other liabilities	191,000	-—	-—

Net cash provided by (used in) operating activities	(443,000)	(44,000)	634,000

CENTENNIAL FIRST FINANCIAL SERVICES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19.    CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (Continued)

STATEMENTS OF CASH FLOWS (Continued)

Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
INVESTING ACTIVITIES
Acquisition of Palomar Community Bank	$—	$(10,688,000)	$—
Legal costs associated with investment in subsidiary trust	(12,000)	—	—
Advance to subsidiary trust	(83,000)	—	—

Net cash used in investing activities	(95,000)	(10,688,000)	—

FINANCING ACTIVITIES
Proceeds from long-term debt	5,820,000	4,000,000	—
Repayment of long-term debt	(3,500,000)	(500,000)	—
Proceeds from issuance of common stock	—	7,053,000	—
Cash dividends paid	—	(35,000)	(67,000)
Cash dividends paid in lieu of fractional shares	(3,000)	—	(4,000)
Payments to acquire common stock and stock options	—	—	(651,000)
Proceeds from exercise of stock options	7,000	183,000	166,000

Net cash provided by (used in) financing activities	2,324,000	10,701,000	(556,000)

Net increase in cash and cash equivalents	1,786,000	(31,000)	78,000

Cash and cash equivalents, beginning of year	50,000	81,000	3,000

Cash and cash equivalents, end of year	$1,836,000	$50,000	$81,000

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

The estimated fair value and related carrying or notional amounts of the Company’s financial instruments are as follows:

	December 31, 2002		December 31, 2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$14,020,000	$14,020,000	$17,543,000	$17,543,000
Interest bearing deposits in financial institutions	5,151,000	5,494,000	5,954,000	5,933,000
Investment securities, available for sale	32,822,000	32,822,000	34,014,000	34,014,000
Federal Home Loan Bank stock	329,000	329,000	396,000	396,000
Loans, net	141,112,000	141,641,000	125,695,000	143,249,000
Accrued interest receivable	673,000	673,000	932,000	932,000
Cash surrender value of life insurance	5,926,000	5,926,000	3,213,000	3,213,000
Financial liabilities:
Deposits	183,188,000	185,553,000	174,328,000	179,824,000
Accrued interest payable	264,000	264,000	223,000	223,000
Long-term debt	—	—	3,500,000	3,500,000
Redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures	6,000,000	6,000,000	—	—
Off-balance sheet credit related to financial instruments:
Commitments to extend credit	$69,099,000	$69,099,000	$52,904,000	$52,904,000

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

ITEM 13.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (A) EXHIBITS

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation of Centennial First Financial Services. (Incorporated by reference from Exhibit to the Company’s Registration Statement on Form S-4 filed on October 20, 1999.)

3.2	Amendment to Articles of Incorporation of Centennial First Financial Services filed May 5, 2000 (Incorporated by reference to Exhibit to Company’s Form 10-QSB for the quarter ended June 30, 2002.)

3.3	Amendment to Articles of Incorporation of Centennial First Financial Services filed February 18, 2003 (Incorporated by reference to Exhibit to Company’s Form SB-2 filed on March 13, 2003.

3.4	Restated By-Laws of Centennial First Financial Services (Incorporated by reference from Exhibit to the Company’s Form 10-QSB for the quarter ended June 30, 2002.)

10.1	Brea Branch Lease, dated September 20, 2000 (Incorporated by reference from Exhibit to the Company’s Registration Statement on Form SB-2 filed on March 21, 2001.)

10.2	Form of Indemnification Agreement (Incorporated by reference from Exhibit to the Company’s Registration Statement on Form SB-2 filed on March 21, 2001.)

10.3	Employment Agreement of Richard Sanborn, dated December 1, 2000 (Incorporated by reference from Exhibit to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001.)

10.4	Salary Continuation plan of Timothy P. Walbridge, dated August 1, 2001 (Incorporated by reference from Exhibit to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001.)

10.5	Salary Continuation plan for Beth Sanders, dated October 1, 2001 (Incorporated by reference from Exhibit to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001.)

10.6	Salary Continuation plan of Richard Sanborn, dated October 1, 2001 (Incorporated by reference from Exhibit to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001.)

10.7	Employment Agreement of Timothy P. Walbridge, dated December 1, 2001 (Incorporated by reference from Exhibit to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001.)

10.8	Employment Agreement of Beth Sanders, dated December 1, 2001 (Incorporated by reference from Exhibit to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001.)

10.9	Amendment to Salary Continuation plan of Timothy P. Walbridge, dated December 1, 2001 (Incorporated by reference from Exhibit to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001.)

10.10	Amendment to Salary Continuation plan of Richard Sanborn, dated December 1, 2001 (Incorporated by reference from Exhibit to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001.)

10.11	Redlands Centennial Bank Employee Stock Ownership Plan, dated February 1, 2000 (Incorporated by reference from Exhibit to Form 10-QSB for the fiscal quarter ended March 31, 2000.)

10.12	Centennial First Financial Services 2001 Stock Option Plan, as Amended, dated February 20, 2002 (Incorporated by reference from Exhibit to Form 10-QSB for the fiscal quarter ended September 30, 2002.)

10.13	Palomar Community Bank lease dated April 15, 1987 (Incorporated by reference from Exhibit to Form 10-QSB for the fiscal quarter ended March 31, 2002.)

10.14	Indenture for Trust Preferred Securities dated July 11, 2002 (Incorporated by reference from Exhibit to Form 10-QSB for the fiscal quarter ended September 30, 2002.)

10.15	Amended and Restated Declaration of Trust for trust preferred securities dated July 11, 2002 (Incorporated by reference from Exhibit to Form 10-QSB for the fiscal quarter ended September 30, 2002.)

10.16	Guarantee Agreement for Trust Preferred Securities dated July 11, 2002 (Incorporated by reference from Exhibit to Form 10-QSB for the fiscal quarter ended September 30, 2002.)

10.17	Salary Continuation Agreement of Suzanne Dondanville, dated December 17, 2002, filed as exhibit to Form SB-2 dated March 13, 2003.

10.18	Salary Continuation Agreement of Clifford Schoonover, dated December 17, 2002, filed as exhibit to Form SB-2 dated March 13, 2003.

10.19	Salary Continuation Agreement of John Drake, dated August 1, 2002, filed as exhibit to Form SB-2 dated March 13, 2003.

10.20	Amendment to construction department lease dated August 28, 2002, filed as exhibit to Form SB-2 dated March 13, 2003.

10.21	Commercial Lending Group Lease, dated December 23, 2002, filed as exhibit to Form SB-2 dated March 13, 2003.

10.22	Palm Desert Branch lease, dated November 13, 2002, filed as exhibit to Form 10-KSB dated March 17, 2003.

10.23	Amendment to Escondido Branch lease, dated June 6, 2001, filed as exhibit to Form 10-KSB dated March 17, 2003.

11.1	Computation of Earnings Per Share (included in Note 1 to audited financial statements included herein)

21.1	Subsidiaries of 1st Centennial Bancorp, filed as exhibit to Form 10-KSB dated March 17, 2003.

23.1	Consent of Hutchinson & Bloodgood, LLP, filed as exhibit to Form 10-KSB dated March 17, 2003.

99.1	Certification of Periodic Financial Report

    (B) REPORTS ON FORM 8-K

1st Centennial Bancorp filed no reports on form 8-K during the fourth quarter of 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of April, 2003.

/s/ Timothy P. Walbridge
Timothy P. Walbridge President and Chief Executive Officer

/s/ Beth Sanders
Beth Sanders Executive Vice President and Chief Financial Officer

Certification of Chief Financial Officer

I, Beth Sanders, certify that:

1.    I have reviewed this amendment to annual report on Form 10-KSB/A of 1st Centennial Bancorp;

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

Date: April 24, 2003

/s/ Beth Sanders
Beth Sanders Executive Vice President/Chief Financial Officer

Certification of Chief Executive Officer

I, Timothy P. Walbridge, certify that:

1.    I have reviewed this amendment to annual report on Form 10-KSB/A of 1st Centennial Bancorp;

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

Date: April 24, 2003

/s/ Timothy P. Walbridge
Timothy P. Walbridge President and Chief Executive Officer