Form 10QSB
period 2003-03-31
1ST CENTENNIAL BANCORP
filed 2003-05-15
CIK 1097081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

Commission file number: 000-29105

1 st CENTENNIAL BANCORP
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

The number of shares of Common Stock of the registrant outstanding as of May 5, 2003 was 1,275,570.

1STCENTENNIAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION
March 31, 2003 & December 31, 2002

Dollar amounts in thousands	2003	2002

	(unaudited)
ASSETS
Cash and due from banks	$12,045	$12,010
Federal funds sold	1,530	2,010

Total cash and cash equivalents	13,575	14,020
Interest-bearing deposits in financial institutions	5,045	5,151
Investment securities, available for sale	30,487	32,822
Federal Home Loan Bank stock	356	329
Loans, net	154,265	141,112
Accrued interest receivable	878	673
Premises and equipment, net	2,612	2,626
Goodwill	4,180	4,180
Cash surrender value of life insurance	5,979	5,926
Other assets	1,189	1,019

Total assets	$218,566	$207,858

LIABILITIES
Deposits:
Noninterest-bearing	$55,074	$53,896
Interest-bearing and NOW accounts	49,927	48,985
Savings	17,161	17,676
Time deposits $100,000 or greater	36,787	34,575
Other time deposits	27,398	28,056

Total deposits	186,347	183,188
Accrued interest payable	318	264
Other liabilities	1,222	1,213
Borrowings from Federal Home Loan Bank	7,023	—
Redeemable Preferred Securities of Subsidiary trust holding solely Junior Subordinated Debentures	6,000	6,000

Total liabilities	200,910	190,665

STOCKHOLDERS’ EQUITY
Common stock, no par value; authorized 10,000,000 shares, issued and outstanding 1,262,505 and 1,202,517 shares at March 31, 2003 and December 31, 2002, respectively	15,261	13,913
Retained earnings	2,073	2,957
Accumulated other comprehensive income	322	323

Total stockholders’ equity	17,656	17,193

Total liabilities and stockholders’ equity	$218,566	$207,858

1STCENTENNIAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
Three Months Ended March 31, 2003 and 2002

Dollar amounts in thousands, except for per share amounts	2003	2002

	(unaudited)	(unaudited)
Interest income:
Interest and fees on loans	$3,518	$2,842
Deposits in financial institutions	57	60
Federal funds sold	4	33
Investments	296	409

Total interest income	3,875	3,344

Interest expense:
Demand and savings deposits	136	90
Time deposits $100,000 or greater	233	257
Other time deposits	103	262
Interest on borrowed funds	90	56

Total interest expense	562	665

Net interest income	3,313	2,679
Provision for loan losses	90	81

Net interest income after provision for loan losses	3,223	2,598

Other income:
Customer service fees	411	263
Gain from sale of loans	97	244
Other income	104	96

Total other income	612	603

Other expenses:
Salaries and wages	1,377	1,060
Employee benefits	458	322
Net occupancy expense	373	331
Other operating expense	899	837

Total other expenses	3,107	2,550

Income before provision for income taxes	728	651
Provision for income taxes	259	225

Net income	$469	$426

Basic earnings per share	$0.37	$0.34

Diluted earnings per share	$0.35	$0.34

1STCENTENNIAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2003 and 2002

Dollar amounts in thousands	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

BALANCE, DECEMBER 31, 2001	$12,964	$2,196	$112	$15,272
Comprehensive income:
Net income	—	426	—	426
Change in net unrealized gain on investment securities available for sale, after tax effects	—	—	(52)	(52)

Total comprehensive income				374

Exercise of stock options, including tax benefit	1	—	—	1

BALANCE, MARCH 31, 2002 (unaudited)	$12,965	$2,622	$60	$15,647

BALANCE, DECEMBER 31, 2002	$13,913	$2,957	$323	$17,193
Comprehensive income:
Net income	—	469	—	469
Change in net unrealized gain on investment securities available for sale, after tax effects	—	—	(1)	(1)

Total comprehensive income				468

Stock dividend	1,347	(1,347)	—	—
Cash paid in lieu of Fractional shares	—	(6)	—	(6)
Exercise of stock options, including tax benefit	1	—	—	1

BALANCE, MARCH 31, 2003 (unaudited)	$15,261	$2,073	$322	$17,656

1STCENTENNIAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2003 and 2002

Dollar amounts in thousands	2003	2002

	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$469	$426
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	162	141
Provision for loan losses	90	81
Gain from sale of loans	(97)	(244)
Amortization of deferred loan fees	(179)	(243)
Amortization of excess purchase value of deposits	(44)	(16)
Deferred income tax (benefit) provision	(1)	374
Amortization of premiums on investment securities available for sale	151	87
Increase in cash surrender value of life insurance	(53)	(50)
Decrease (increase) in assets:
Accrued interest receivable	(205)	30
Other assets	(125)	2,134
Increase (decrease) in liabilities:
Accrued interest payable	54	2
Other liabilities	9	(2,406)

Net cash provided by operating activities	231	316

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in interest-bearing deposits in financial institutions	106	1,682
Activity in available for sale securities:
Net sales and maturities	2,183	876
Purchases of Federal Home Loan Bank stock	(27)	(100)
Net increase in loans	(12,967)	(4,421)
Additions to bank premises and equipment	(148)	(76)

Net cash used in investing activities	(10,853)	(2,039)

1STCENTENNIAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Three Months Ended March 31, 2003 and 2002

Dollar amounts in thousands	2003	2002

	(unaudited)	(unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand and savings deposits	$1,605	$9,503
Net increase (decrease) in time deposits	1,554	(3,564)
Proceeds from Federal Home Loan Bank borrowing	7,023	8,000
Proceeds from issuance of long-term debt	—	100
Cash paid in lieu of fractional shares	(6)	—
Proceeds from exercise of stock options	1	1

Net cash provided by financing activities	10,177	14,040

Net (decrease) increase in cash and cash equivalents	(445)	12,317
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,020	17,543

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,575	$29,860

SUPPLEMENTARY INFORMATION
Interest paid	$508	$663

Income taxes paid	$79	$—

1STCENTENNIAL BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial information included herein has been prepared in conformity with the accounting principles and practices of 1st Centennial Bancorp’s (the “Company”) consolidated financial statements, Note 1, included in the Annual Report for the year ended December 31, 2002. The accompanying interim consolidated financial statements contained herein are unaudited. However, in the opinion of the Company, all adjustments, consisting of normal recurring items necessary for a fair presentation of the operating results for the periods shown, have been made. The results of operations for the three months ended March 31, 2003 may not be indicative of operating results for the year ending December 31, 2003. Certain prior year and prior quarter amounts have been reclassified to conform to current classifications. Cash and cash equivalents consist of cash, due from banks, and federal funds sold.

Note 2. EARNINGS PER SHARE

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding, if potential dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.

The weighted-average number of shares used in computing basic and diluted earnings per share is as follows:

	Earnings per share calculation For the three months ended March 31, (in thousands, except for per share amounts)

	2003			2002

	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount

Basic earnings per share	$469	1,262	$0.37	$426	1,261	$0.34
Effect of dilutive shares: assumed exercise of outstanding options	—	76	(0.02)	—	—	—
Diluted earnings per share	$469	1,338	$0.35	$426	1,261	$0.34

1STCENTENNIAL BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

Note 3. STOCK COMPENSATION PLANS

Stock options issued under the Company’s stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. Under the Company’s stock option plan, compensation cost is recognized to the extent that the quoted market price of the stock on the date of grant exceeds the amount that the employee is required to pay.

The Company applies APB 25 and related interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date for awards under the Plan consistent with the method prescribed by SFAS No. 123 as amended by SFAS 148, the Company’s net income and earnings per share would have been reduced by the compensation cost net of taxes to the pro forma amounts indicated below:

	Three Months Ending March 31,

	2003	2002

Net income:
As reported	$469,000	$426,000
Pro forma	369,000	341,000
Compensation cost, net of taxes	$100,000	$85,000
Basic earnings per share:
As reported	$0.37	$0.34
Pro forma	0.29	0.27
Diluted earnings per share:
As reported	$0.35	$0.34
Pro forma	0.28	0.27

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted assumptions used for 7,500 options granted in the first quarter of 2003 and 2002; no dividend yield; expected volatility of 17.39% and 20.08% respectively; risk-free interest rate of 3.53% and 4.05% respectively, and expected life of ten years for both.

Note 4. OFF-BALANCE SHEET COMMITMENTS

In the normal course of business, there are various commitments outstanding, such as commitments to extend credit, which are not reflected in the financial statements. At March 31, 2003 and December 31, 2002, such commitments included approximately $357,000 and $130,000, respectively, of standby letters of credit, approximately $78,486,000 and $67,545,000, respectively, of undisbursed lines of credit and undisbursed loans in process, and $2,049,000 and $1,424,000 respectively of available credit card lines. The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

Note 5. MERGER OF PALOMAR COMMUNITY BANK AND 1ST CENTENNIAL BANK

On May 24, 2002 Palomar Community Bank, which was previously a separate wholly owned subsidiary of 1st Centennial Bancorp, surrendered its state charter and was merged into and became a branch of 1st Centennial Bank. 1st Centennial Bancorp initially acquired Palomar Community Bank on August 17, 2001.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1stCentennial Bancorp (the “Company”) is the holding company for 1st Centennial Bank (the “Bank”) in Redlands, California. This discussion focuses primarily on the results of operations of the Company on a consolidated basis for the three months ended March 31, 2003, and the financial condition of the Company as of March 31, 2003 and 2002, and December 31, 2002. Consolidated results of operations for the three months ended March 31, 2003 include Palomar Community Bank as a branch of 1st Centennial Bank. Consolidated results of operations for the three months ended March 31, 2002 include Palomar Community Bank as a separate subsidiary of 1st Centennial Bancorp. (See note 5 on page 9).

Management’s discussion and analysis is written to provide greater insight into the results of operations and the financial condition of the Company and its subsidiaries. For a more complete understanding of the Company and its operations, reference should be made to the financial statements included in this report and in the Company’s 2002 Annual Report on Form 10-KSB. Certain statements in this Report on Form 10-QSB constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions and competition in the geographic and business areas of San Bernardino, Los Angeles, Orange, Riverside and San Diego Counties in which the Company conducts operations, volatility of rate sensitive deposits, asset/liability matching risks, credit quality, and government regulations. Therefore, the matters set forth below should be carefully considered when evaluating the Company’s business prospects. For additional information concerning these factors, refer to the Company’s 10-KSB for the year ended December 31, 2002.

RESULTS OF OPERATIONS

The Company reported net income of $469,000 or $0.37 per basic share and $0.35 per diluted share for the first quarter of 2003. This compares to net income of $426,000, or $0.34 per basic share and diluted share for the same period in 2002. Earnings per share for 2002 have been restated to reflect the 5% stock dividends paid in March 2003 and April 2002.

Return on average assets and return on average equity for the first quarter of 2003 was 0.88% and 10.77% respectively, as compared to 0.84% and 11.03% respectively, for the same period in 2002. The increase in return on average assets is due to the Company’s focus on steady, controlled growth while at the same time emphasizing increased income from fee sources.

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

For the three months ended March 31, 2003, net interest income before the provision for loan losses was $3.3 million. This represented an increase of $634,000, or 23.7%, over net interest income of $2.7 million for the three months ended March 31, 2002. The increase in net interest income for the first three months of 2003 compared to 2002 was primarily the result of a $22.3 million increase in average total loans and a slight increase in average yield for the three months ended March 31, 2003 compared to the same period in 2002. Average total loans increased from $127.9 million for the three months ended March 31, 2002 to $150.2 million for the same period in 2003. Total interest earning assets averaged $188.4 million for the first three months of 2003. This represented an increase of $13.1 million, or 7.5%, compared to average total interest earning assets of $175.3 million for the first three months of 2002.

The net interest margin measures net interest income as a percentage of average earning assets. The net interest margin can be affected by changes in the yield on earning assets and the cost of interest-bearing liabilities, as well as changes in the level of interest-bearing liabilities in proportion to earning assets. The net interest margin can also be affected by changes in the mix of earning assets as well as the mix of interest-bearing liabilities. The Company’s net interest margin was 7.04% for the first three months of 2003, compared to 6.12% for the same period of 2002. The rate paid on total average deposits, other borrowings, and redeemable preferred securities decreased by 0.40% in the first quarter of 2003, while the yield on total interest earning assets increased by 0.60%. The primary reason for the increase in the net interest margin was an increase in the volume of earning assets and an increase in the overall yield discussed below, and a decline in rates on interest-bearing liabilities. The Company’s reference rate averaged 4.75% during the first three months of 2002, compared to 4.25% for the first three months of 2003.

The yield on average interest earning assets increased in the first three months of 2003 to 8.24% from 7.64% in the same period of 2002. The increase in the yield on average earning assets is primarily due to the $22.3 million increase in average total loans during the first three months of 2003, compared to 2002, as well as an increase in the yield on loans. This increase in average loans, and the 9.36% yield on these average loans during the first three months of 2003, was 48 basis points higher than the first quarter of 2002. These two facts contributed to the favorable higher first quarter yield on average interest earning assets.

The cost of average interest-bearing liabilities, including borrowed funds and redeemable preferred securities, decreased to 1.60% for the three months ended March 31, 2003, compared to a cost of 2.00% for the first three months of 2002. The decrease was primarily the result of higher rate certificates of deposit maturing and renewed at interest rates that reflect the current lower rate environment. The decrease in the cost of average interest-bearing liabilities, including borrowed funds, was also influenced by a decrease in the cost of borrowed funds. The cost of borrowed funds was 3.89% for the three months ended March 31, 2003 compared to 5.16% for the same period in 2002.

The Company reported total interest income of $3.9 million for the three months ended March 31, 2003, which represented an increase of $531,000, or 15.9%, over total interest income of $3.3 million for the three months ended March 31, 2002. The increase in total interest income for the first three months of 2003 compared to 2002 was due to an increase of approximately $700,000 in interest and fees on loans. The increase in interest and fees on loans was due mainly to an increase in the average balance of total loans for the first three months of 2003 compared to 2002, coupled with an increase in average loan interest rates.

Interest expense totaled $562,000 for the three months ended March 31, 2003, which represented a decrease of $103,000, or 15.5%, over total interest expense of $665,000 for the three months ended March 31, 2002. The decrease in interest expense was primarily due to certificates of deposit that have matured and renewed at interest rates which are reflective of the current lower interest rate environment.

The following tables sets forth average interest-earning assets and interest-bearing liabilities; the amount of interest income or interest expense; and the average yield or rate for each category of interest-bearing assets and interest bearing liabilities and the net interest margin (net interest income divided by average earning assets) for the periods indicated.

Distribution, Rate and Yield Analysis of Net Income

	For the Three Months Ending March 31,

	2003			2002

	Average Balance	Interest Income/ Expense	Average Rate/Yield [1]	Average Balance	Interest Income/ Expense	Average Rate/Yield [1]

	(Dollars in Thousands)
Interest-earning Assets:
Federal funds sold	$1,374	$4	1.16%	$7,657	$33	1.72%
Interest-bearing deposits in financial institutions	5,099	57	4.48%	5,331	60	4.52%
Investment securities:[2]
Taxable	27,714	252	3.64%	30,303	360	4.76%
Non-taxable	3,983	44	4.40%	4,103	49	4.76%

Total investments	38,170	357	3.76%	47,394	502	4.24%
Loans[3]	150,191	3,518	9.36%	127,935	2,842	8.88%

Total interest-earning assets	$188,361	$3,875	8.24%	$175,329	$3,344	7.64%

Interest-bearing Liabilities:
Interest-bearing deposits
Interest-bearing demand deposits	$16,730	$15	0.36%	$13,457	$7	0.20%
Money market deposits	33,774	94	1.12%	34,859	61	0.68%
Savings deposits	16,703	27	0.64%	17,979	22	0.48%
Time deposits $100,000 or greater	36,812	233	2.52%	29,133	257	3.52%
Other time deposits	27,277	103	1.52%	32,932	262	3.20%

Total interest-bearing deposits	131,296	472	1.44%	128,360	609	1.88%

FHLB borrowings	1,924	6	1.24%	356	3	3.36%
Federal funds purchased	1,333	6	1.80%	98	1	4.08%
Long-term debt	—	—	—	3,887	52	5.36%
Redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures	6,000	78	5.20%	—	—	—

Total borrowings	9,257	90	3.88%	4,341	56	5.16%

Total interest-bearing liabilities	$140,553	$562	1.60%	$132,701	$665	2.00%

Net interest income		$3,313			$2,679

Net interest margin[4]			7.04%			6.12%

[1]Average rates/yields for these periods have been annualized.
[2]Yields on income have not been computed on a tax equivalent basis, because tax exempt investments are minimal.

[3]Loans are gross, which excludes the allowance for loan losses, and net of deferred fees. Nonaccrual loans are included in the table for computation purposes, but the foregone interest of such loans is excluded. Loan fees were approximately $581,000 and $351,000 for the three months ended March 31, 2003 and 2002 respectively.

[4]Net interest income as a percentage of average interest-earning assets.

The following table presents a rate and volume analysis for changes in interest income, interest expense, and net interest income.

Rate/Volume Analysis of Net Interest Income

	Quarter Ended March 31, 2003 vs. 2002

	Increases (Decreases) Due to Change In

	Volume	Rate [5]	Rate 5 / Volume	Total

	(Dollars in Thousands)
Increase (Decrease) in Interest Income:
Federal funds sold	$(108)	$(43)	$122	$(29)
Interest-bearing deposits in financial institutions	(10)	(2)	9	(3)
Investment securities [6]	(129)	(354)	370	(113)
Loans [7]	1,976	614	(1,914)	676

Total	$1,729	$215	$(1,413)	$531

Increase (Decrease) in Interest Expense:
Interest-bearing demand deposits	$7	$22	$(21)	$8
Money market deposits	(7)	153	(113)	33
Savings deposits	(6)	29	(18)	5
Time deposits $100,000 or greater	270	(291)	(3)	(24)
Other time deposits	(181)	(553)	575	(159)
FHLB borrowings	53	(8)	(42)	3
Federal funds purchased	50	(2)	(43)	5
Long-term debt	(208)	(208)	364	(52)
Redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures	—	—	78	78

Total	$(22)	$(858)	$777	$(103)

Total change in net interest income	$1,751	$1,073	$(2,190)	$634

PROVISION FOR LOAN LOSSES

Due to the credit risk inherent in the business of making loans, the Company sets aside an allowance or reserve for loan losses through charges to earnings. The charges are shown in the income statements as provision for loan losses, and specifically identifiable and quantifiable losses are immediately charged off against the allowance. The amount of the provision is determined by Management as that required to be added to bring the allowance to a level, which is considered adequate to absorb losses inherent in the loan portfolio after net charge-offs have been deducted. The amount of the provision is based on management’s regular review of the loan portfolio and consideration of such factors as historical loss experience, general prevailing economic conditions, changes in the size and composition of the loan portfolio and specific borrower considerations, including repayment ability and the estimated value of the underlying collateral.

For the three months ended March 31, 2003, the provision for loan losses was $90,000, compared to $81,000 for the same period in 2002. The increase in the provision from 2002 to 2003 was the

[5]Rates for these periods on which calculations are based have been annualized.
[6]Yields on income have not been computed on a tax equivalent basis, because tax-exempt investments are minimal.

[7]Loans are gross, which excludes the allowance for loan losses, and net of deferred fees. Nonaccrual loans are included in the table for computation purposes, but the foregone interest of such loans is excluded. Loan fees were approximately $581,000 and $351,000 for the three months ended March 31, 2003 and 2002 respectively.

result of increased growth in the loan portfolio and an increase in loans charged off during the first quarter of 2003 compared to 2002. One of the procedures used for monitoring the loan portfolio is migration analysis. Based on the results of this program, in addition to management’s determination, the provision is increased or decreased. The procedures for monitoring the adequacy of the Allowance, as well as detailed information concerning the allowance itself, are included in the “Allowance for Loan Losses” section.

OTHER INCOME

Other income for 1stCentennial includes customer service fees, net gain from sale of loans, net gain or loss from sale of investment securities, broker fee income, increases in the cash surrender value of life insurance policies, and other miscellaneous income.

Other income totaled $612,000 for the three months ended March 31, 2003. This represented an increase of $9,000, or 1.5%, from other income of $603,000 for the three months ended March 31, 2002. The increase was primarily the result of increases of $108,000 and $44,000 in customer service fees and broker fee income respectively. Customer service fees increased from 39.14% to 56.21% of total other income as a result of increased collection of analysis service charges on home owner association accounts, as well as increased service charges on deposit accounts for growth from the previous period. These favorable increases were offset by a $147,000 reduction in the gain from the sale of loans from 2002 to 2003. Due to a decline in the volume of loans gathered and presented for sale from 2002 to 2003, gain from sale of loans decreased 60.2%.

The following table sets forth components of 1st Centennial’s other income for the periods indicated and expresses the amounts as percentage of total other income:

Other Income

	For the Three Months Ended March 31,

	2003		2002

	Amount	Percent of Total	Amount	Percent of Total

	(Dollars in Thousands)
Customer service fees	$344	56.21%	$236	39.14%
Gain from sale of loans	97	15.85%	244	40.46%
Increase in cash surrender value of life insurance	58	9.48%	44	7.30%
Broker fee income	71	11.60%	27	4.48%
Other miscellaneous income	42	6.86%	52	8.62%

Total noninterest income	$612	100.00%	$603	100.00%

As a percentage of average earning assets (annualized)		1.30%		1.38%

OTHER EXPENSES

Other expenses for the Company include salaries and employee benefits, net occupancy and equipment, professional services, and other operating expenses. Other expenses totaled $3.1 million for the three months ended March 31, 2003. This represented an increase of $557,000 or 21.8%, over other expenses of $2.6 million for the three months ended March 31, 2002. The primary reason for the increase in other expense is due to the $453,000 increase in salaries, wages and employee benefits in the three month period ending March 31, 2003, for additional staffing, salary increases, and staffing for the new Palm Desert branch. Professional fees decreased $197,000 or 58.5% due to decreased legal expense because of the resolution of an on-going case that was resolved in 2002. Other operating expense increased $139,000 or 91.4% in the first quarter of 2003 compared to the first quarter of 2002. Messenger expense was up $19,000, real estate appraisal expenses rose $22,000, home owner analysis and processing expenses were up $27,000 and various other expenses were $48,000 higher compared to last year’s first quarter expenses.

The following table sets forth components of 1stCentennial’s other expenses for the periods indicated and expresses the amounts as a percentage of total other expenses:

Other Expenses

	For the Three Months Ended March 31,

	2003		2002

	Amount	Percent of Total	Amount	Percent of Total

	(Dollars in Thousands)
Salaries, wages and employee benefits	$1,835	59.06%	$1,382	54.20%
Net occupancy expense	373	12.01%	331	12.98%
Marketing	90	2.90%	45	1.76%
Data processing fees	196	6.30%	137	5.37%
Professional fees	140	4.51%	337	13.22%
Postage, telephone, supplies	138	4.44%	126	4.94%
Directors’ fees	44	1.42%	40	1.57%
Other operating expense	291	9.36%	152	5.96%

Total other expenses	$3,107	100.00%	$2,550	100.00%

As a percentage of average earning assets		6.60%		5.82%

FINANCIAL CONDITION

GENERAL

The Company’s total assets were $218.6 million at March 31, 2003, an increase of 5.1% or $10.7million, compared to total assets of $207.9 million at December 31, 2002. Total deposits at March31, 2003 were $186.3 million, an increase of $3.1 million, or 1.7% from total deposits of $183.2million at December 31, 2002. Total loans, net of the allowance for loan losses and unearned income increased 9.4%, or $13.2 million to a total of $154.3 million compared to $141.1 million at December 31, 2002. Strong loan demand in the Company’s market areas contributed to the increase in total assets and total loans.

LOANS

Total gross loans were $156.6 million at March 31, 2003, compared to $143.5 million at December 31, 2002. Total gross loans represented 71.6% of total assets at March 31, 2003 compared to 69.0% of total assets at December 31, 2002. Total gross loans increased by $13.1 million or 9.1% in the first quarter of 2003. The increase in total gross loans in the first three months of 2003 was due to continued strong loan demand in our market areas.

The following table shows the amounts of total loans outstanding by category as of the dates indicated:

Loan Portfolio Composition

	March 31, 2003		December 31, 2002

	Amount	Percent of Total	Amount	Percent of Total

	(Dollars in Thousands)
Real estate loans:
Construction and development	$61,918	39.53%	$53,246	37.12%
Mortgage loans	42,052	26.85%	44,272	30.86%
Commercial loans	45,354	28.96%	38,305	26.70%
Automobile loans	1,372	0.88%	1,574	1.10%
Indirect loans	1	0.00%	9	0.01%
Equity loans	4,637	2.96%	4,697	3.27%
Consumer and other loans	1,286	0.82%	1,351	0.94%

Total gross loans	156,620	100.00%	143,454	100.00%

Less:
Unearned income	(632)		(570)
Allowance for loan losses	(1,723)		(1,772)

Total net loans	$154,265		$141,112

Non-performing assets

1stCentennial’s policy is to recognize interest income on an accrual basis unless the full collectibility of principal and interest is uncertain. Loans that are delinquent 90 days or more, unless well secured and in the process of collection, are placed on nonaccrual status on a cash basis, and previously accrued but uncollected interest is reversed against income. Thereafter, income is recognized only as it is collected in cash. Collectibility is determined by considering the borrower’s financial condition, cash flow, quality of management, the existence of collateral or guarantees and the state of the local economy.

Nonperforming assets include loans for which interest is no longer accruing, loans 90 or more days past due, restructured loans and other real estate owned. Nonperforming assets at March 31, 2003 were $193,000 compared to $581,000 at December 31, 2002, representing 0.12% and 0.41% of gross loans, respectively. The decrease in nonperforming assets in the three months ended March 31, 2003 is due to a $23,000 loan that was on non-accrual status at December 31, 2002 that was charged off, one loan which was in the 90 or more days past due and still accruing interest for $137,000 which was charged off, and one loan in the same category for $50,000 which was brought current.

The following table provides information with respect to all nonperforming assets as of March 31, 2003 and 2002, and December 31, 2002:

Nonperforming Assets

	March 31, 2003	December 31, 2002	March 31, 2002

	(Dollars in Thousands)
Nonaccrual loans:[8]
Real estate loans:
Construction and development	$—	$—	$—
Mortgage loans	193	394	215
Commercial loans	—	—	12
Automobile loans	—	—	—
Indirect loans	—	—	—
Equity loans	—	—	—
Consumer and other loans	—	—	11

Total nonaccrual loans	$193	$394	$238

Loans 90 days or more past due (as to principal or interest) and still accruing:
Real estate loans:
Mortgage loans	—	50	—
Commercial loans	—	137	—
Automobile loans	—	—	—
Indirect loans	—	—	—
Equity loans	—	—	—
Consumer and other loans	—	—	—

Total loans 90 days or more past due and still accruing	$—	$187	$—

Restructured loans[9]	$—	$—	$—

Total nonperforming loans	$193	$581	$238
Other real estate owned	—	—	—

Total nonperforming assets	$193	$581	$238

Nonperforming loans as a percentage of total gross loans[10]	0.12%	0.41%	0.18%
Nonperforming assets as a percentage of total loans and other real estate owned	0.12%	0.41%	0.18%
Allowance for loan losses to nonperforming loans	892.75%	303.42%	646.21%
Allowance for loan losses	$1,723	$1,772	$1,538

[8]During the three months ended March 31, 2003, no income related to these loans was included in net income. Additional interest income of approximately $3,000, would have been recorded for the three months ended March 31,2003 if these loans had been paid in accordance with their original terms and had been outstanding throughout theapplicable period then ended or, if not outstanding throughout the applicable period then ended, since origination.

9A “restructured loan” is one the terms of which were negotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.
[10]Total loans are gross of the allowance for loan losses and net of deferred fees.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses totaled $1.7 million at March 31, 2003, compared to $1.8 million at December 31, 2002. The procedures for monitoring the adequacy of the allowance, as well as detailed information concerning the allowance itself, are included below. The decrease in the allowance in the three months ended March 31, 2003 was due the improvement in the level of nonperforming loans.

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

The allowance for loan losses as a percentage of total loans outstanding as of March 31, 2003 was 1.10%, as compared to 1.16% at March 31, 2002. The allowance for loan losses as a percentage of total non-performing assets was 892.75% at March 31, 2003 as compared to 646.22% at March 31, 2002. The increase in the percentage of the allowance for loan losses to total non-performing assets is due to a decrease in nonperforming loans at March 31, 2003 compared to 2002. One of the procedures used for monitoring the loan portfolio is migration analysis. Based on the results of this program, in addition to management’s determination, the amount of the allowance is increased or decreased. Net loan charge-offs during the first three months of 2003 approximated $139,000 or only 0.09% of average total loans, compared to $3,000 or a negligible percentage of average total loans during the same period in 2002.

The following table summarizes the changes in the allowance for loan losses for the periods indicated:

Allowance for Loan Losses

	Three Months Ended March 31,		Year Ended December 31,

	2003	2002	2002

	(Dollars in Thousands)
Balances:
Average total loans outstanding during period	$150,191	$127,935	$134,169

Total loans outstanding at end of period, net of unearned income	$155,988	$132,060	$142,884

Allowance for Loan Losses:
Balance at beginning of period	$1,772	$1,460	$1,460
Charge-offs:
Real estate loans:
Construction and development	—	—	49
Mortgage loans	—	—	—
Commercial loans	160	—	74
Automobile loans	—	—	—
Indirect loans	—	—	—
Equity loans	—	—	—
Consumer and other loans	—	9	71

Total charge-offs	160	9	194

Recoveries:
Real estate loans:
Construction and development	—	—	3
Mortgage loans	2	—	—
Commercial loans	5	2	15
Automobile loans	—	—	—
Indirect loans	—	—	—
Equity loans	—	—	—
Consumer and other loans	14	4	11

Total recoveries	21	6	29

Net charge-offs	(139)	(3)	(165)
Provision charged to operations	90	81	477
Allowance for loan losses balance, end of period	$1,723	$1,538	$1,772

Ratios:
Net loan charge-offs to average total loans	0.09%	0.00%	0.12%
Allowance for loan losses to average total loans	1.15%	1.20%	1.32%
Allowance for loan losses to total loans at end of period	1.10%	1.16%	1.24%
Allowance for loan losses to total nonperforming loans	892.75%	646.22%	303.42%
Net loan (charge-offs) recoveries to allowance for loan losses at end of period	8.07%	0.20%	9.31%
Net loan (charge-offs) recoveries to provision for loan losses	154.44%	3.70%	34.59%

The following table summarizes the allocation of the allowance for loan losses at March 31, 2003 and December 31, 2002:

Allocation of Allowance for Loan Losses

	March 31, 2003		December 31, 2002

	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans
Balance at End of Period Applicable to

	(Dollars in Thousands)
Real estate loans:
Construction and development	$664	39.53%	$671	37.12%
Mortgage loans	266	26.85%	357	30.86%
Commercial loans	673	28.96%	596	26.70%
Automobile loans	—	0.88%	—	1.10%
Indirect loans	—	0.00%	—	0.01%
Equity loans	60	2.96%	70	3.27%
Consumer and other loans	60	0.82%	78	0.94%

Total allowance for loan loss	$1,723	100.00%	$1,772	100.00%

Total loans net of unearned income	$155,988		$142,884

INVESTMENTS

1stCentennial’s investment portfolio provides income to the Company and also serves as a source of liquidity. Total yield, maturity and risk are among the factors considered in building the investment portfolio. Pursuant to FASB 115, securities must be classified as “held to maturity, “available for sale,” or “trading securities.” Those securities held in the “available for sale” category must be carried on the Company’s books at fair market value. At March 31, 2003 and December 31, 2002, 100% of the investment securities owned by the Company were classified as “Available for Sale.”

At March 31, 2003, the Company’s investment portfolio at fair value consisted of $25.3 million in mortgage-backed securities, $4.4 million in municipal bonds, $487,000 of marketable equity securities, and $268,000 in U.S. Treasury obligations for a total of $30.5 million. At December 31, 2002 the totals were $27.6 million, $4.5 million, $487,000 and $269,000 respectively for a total of $32.8 million. The $2.3 million or 7.0% decrease in the Company’s investment portfolio was due to maturities, early payoffs for some of the mortgage-backed securities, and using the funds to support the loan growth.

The Company also has investments in interest-bearing time certificates of deposit at other financial institutions totaling $5.0 million at March 31, 2003 versus $5.2 million at December 31, 2002. Overnight federal funds sold totaled $1.5 million at March 31, 2003, versus $2.0 million at December 31, 2002. The reduction in these fund source categories was due to the $22.3 million increase in average total loans.

The following table is a comparison of amortized cost and fair value of investment securities at March 31, 2003 and December 31, 2002:

Investment Portfolio

	March 31, 2003				December 31, 2002

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

	(Dollars in Thousands)
Available for Sale:
Mortgage-backed securities	$24,928	$407	$—	$25,335	$27,152	$423	$—	$27,575
Obligations of state and local governments	4,251	146	—	4,397	4,357	134	—	4,491
Marketable equity securities	487	—	—	487	487	—	—	487
U.S. Treasury obligations	256	12	—	268	256	13	—	269

Total	$29,922	$565	$—	$30,487	$32,252	$570	$—	$32,822

DEPOSITS

Total deposits increased by $3.1 million, or 1.7%, to $186.3 million at March 31, 2003 from $183.2 million at December 31, 2002. Noninterest-bearing demand deposits at March 31, 2003, were $55.1 million, an increase of $1.2 million, or 2.2% from $53.9 million at December 31, 2002. Interest bearing and NOW accounts increased 1.8%, or $0.9 million to $49.9 million at March 31, 2003 from $49.0 million at December 31, 2002. Savings and time deposits increased by $1.0 million to $81.3 million at March 31, 2003 from $80.3 million at December 31, 2002.

The Company’s cost of funds is the result of total interest expense on total deposits and other interest-bearing liabilities as a percent of average total deposits and average other interest-bearing liabilities. For the three months ended March 31, 2003, cost of funds was 1.60% compared to 2.00% for the same period in 2002. The decrease in the cost of funds is primarily the result of higher rate certificates of deposit maturing and being replaced by certificates of deposit that reflect the current rate environment.

The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated:

Average Deposits and Other Borrowings

	Three Months Ended March 31, 2003		Year Ended December 31, 2002

	Average Balance	Average Rate	Average Balance	Average Rate

	(Dollars in Thousands)
Demand deposits, noninterest bearing	$53,409	0.00%	$46,483	0.00%

Interest-bearing deposits:
Interest-bearing demand deposits	16,730	0.36%	19,209	0.21%
Money market deposits	33,774	1.12%	33,793	0.88%
Savings deposits	16,703	0.64%	18,145	0.55%
Time deposits $100,000 or greater	36,812	2.52%	30,260	3.09%
Other time deposits	27,277	1.52%	30,667	2.19%

Total interest-bearing deposits	$131,296	1.44%	$132,074	1.55%

Other borrowings	3,257	1.48%	3,920	4.23%
Redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures	6,000	5.20%	3,046	5.38%

Total deposits and other borrowings	$193,962	1.16%	$185,523	1.28%

Average rate excluding noninterest bearing demand deposits		1.60%		1.71%

The following table sets forth the scheduled maturities of time certificates of deposit accounts outstanding in amounts of $100,000 or more at March 31, 2003:

Maturities of Time Deposits of
$100,000 or More
(Dollars in Thousands)

Three months or less	$12,691
Over three months through twelve months	21,002
Over one year through three years	948
Over three years	2,146

Total	$36,787

LIQUIDITY

The Company’s liquidity is primarily a reflection of 1stCentennial’s ability to acquire funds to meet loan demand and deposit withdrawals and to service other liabilities as they come due. 1stCentennial has adopted policies to maintain a relatively liquid position to enable it to respond to changes in the financial environment and ensure sufficient funds are available to meet those needs. Generally, 1stCentennial’s major sources of liquidity are customer deposits, sales and maturities of investment securities, the use of federal funds markets, borrowings from the FHLB and net cash provided by operating activities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments, which are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors, are not. Liquid asset balances include cash, amounts due from other banks, federal funds sold, and securities available-for-sale. To augment liquidity, 1st Centennial Bank has Federal Funds borrowing arrangements with three correspondent banks totaling $8 million, and a secured line of credit with the FHLB.

The Company’s liquidity ratio, which is a measure of liquid assets to deposits and short-term liabilities, showed a decline at the end of the first quarter of 2003 due to an increase in pledged securities to securitize short-term borrowings from the Federal Home Loan Bank. The liquidity ratios to ending assets and ending deposits were 24.97% and 28.81% at the end of December 2002, but had dropped to 15.63% and 18.33% by the end of March 2003. Management’s goal is to maintain a ratio of liquidity to assets of 20% or greater. Liquidity is temporarily below management’s goal of 20%, but expected cash flows from loan payoffs and new incoming deposits should result in the Company’s ratio returning to 20% or greater. Management is also of the opinion that the standby funding sources it has arranged are more than sufficient to meet 1stCentennial’s current and anticipated short-term liquidity needs.

The following table sets forth certain information with respect to 1st Centennial’s liquidity as of March 31, 2003 and December 31, 2002.

Liquidity

	March 31, 2003	December 31, 2002

	(Dollars in Thousands)
Cash and due from banks	$12,045	$12,010
Federal funds sold	1,530	2,010
Interest earning deposits	5,045	5,151
Unpledged securities, at fair market value[11]	15,717	32,734

Total liquid assets	$34,155	$51,905

Liquidity ratios:
Ending assets	15.63%	24.97%
Ending deposits[12]	18.33%	28.81%

ASSET/LIABILITY MANAGEMENT

1stCentennial seeks to control its interest rate risk exposure in a manner that will allow for adequate levels of earnings and capital over a range of possible interest rate environments. 1st Centennial has adopted formal policies and practices to monitor and manage interest rate risk exposure. As part of this effort, 1stCentennial measures interest rate risk utilizing both a modeling program from an outside vendor, as well as third party sources reports, which can be compared and analyzed together, enabling management to better manage economic risk and interest rate risk.

The fundamental objective of 1stCentennial’s management of its assets and liabilities is to maximize the economic value of 1stCentennial while maintaining adequate liquidity and an exposure to interest rate risk deemed by management to be acceptable. Management believes an acceptable degree of exposure to interest rate risk results from the management of assets and liabilities through maturities, pricing and mix to attempt to neutralize the potential impact of changes in market interest rates. 1stCentennial’s profitability is dependent to a large extent upon its net interest income, which is the difference between its interest income on interest-earning assets such as loans and securities, and its interest expense on interest-bearing liabilities, such as deposits and borrowings. 1stCentennial, like other financial institutions, is subject to interest rate risk to the degree that their interest-earning assets reprice differently than their interest-bearing liabilities, and not at the same time, or to the same magnitude. 1stCentennial manages their mix of assets and liabilities with the goal of limiting its exposure to interest rate risk, ensuring adequate liquidity, and coordinating it’s sources and uses of funds. Interest income and interest expense are affected by general economic conditions and by competition in the marketplace. 1stCentennial’s interest and pricing strategies are driven by its asset-liability management analyses and by local market conditions.

[11]The decrease in unpledged securities of $17.0 million was the result of increased collateral at the Federal Home Loan Bank to support a secured borrowing line of credit.
[12]Less pledged public deposits of zero on March 31, 2003 and $3,000 on December 31, 2002.

In addition, 1stCentennial studies the net change in interest income and net interest margin given immediate, parallel interest rate shocks over a 12-month horizon. 1stCentennial’s goal is to manage the effect of these changes within Board-established parameters for up/down 100 and 200 basis points. Shown below are possible changes to the net interest margin based upon the model’s program under 100 and 200 basis point increases or decreases:

Change (in Basis Points)	Net Interest Income (next twelve months)	Change in Net Interest Income	% Change in Net Interest Income	Net Interest Margin

	(Dollars in Thousands)
+ 200	$13,291	$1,769	15.35%	6.93%
+ 100	12,386	864	7.50%	6.46%
0	11,522	—	—	6.01%
– 100	10,687	(835)	(7.25)%	5.58%
– 200	9,878	(1,644)	(14.27)%	5.15%

This indicates the effect of immediate rate changes, and does not consider the yield from reinvesting in short-term versus long-term instruments. The above shows values in a sudden, significant upward or downward movement, which is highly unlikely due to the historically low rates at 1st Centennial at March 31, 2003. However, the results indicated by the report, are considered acceptable by management.

CAPITAL RESOURCES

The Federal Reserve Board and the FDIC have established similar guidelines to implement risk based capital requirements. Falling below minimum established levels may limit the bank holding company or bank from certain activities. Failure to satisfy applicable guidelines may also subject a banking institution to a variety of enforcement actions by federal regulatory authorities.

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

Total stockholders’ equity was $17.7 million at March 31, 2003, compared to $17.2 million at December 31, 2002. The increase of $463,000 or 2.7% in the first quarter of 2003 was primarily due to $469,000 in retained earnings.

The following table illustrates the capital and prompt corrective action guidelines applicable to the Company and 1st Centennial Bank, as well as their total risk-based capital ratios, Tier 1 capital ratios and leverage ratios as of March 31, 2003 and December 31, 2002:

Risk-based capital ratios

	At 3/31/03	At 12/31/02	Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions	Minimum Capital Requirement

1stCentennial Bancorp:
Total Risk-Based capital ratio	12.39%	13.27%	10.00%	8.00%
Tier 1 Risk-Based capital ratio	10.25%	10.87%	6.00%	4.00%
Tier 1 Leverage Ratio	8.13%	8.28%	5.00%	4.00%
1stCentennial Bank:
Total Risk-Based capital ratio	11.15%	11.84%	10.00%	8.00%
Tier 1 Risk-Based capital ratio	9.98%	10.58%	6.00%	4.00%
Tier 1 Leverage Ratio	8.13%	8.09%	5.00%	4.00%

Of the Company’s $17.4 million of Tier 1 capital at March 31, 2003, $4.3 million consisted of Trust Preferred Securities. Trust Preferred Securities up to the amount of 25% of Tier 1 capital are considered to be Tier 1 capital for regulatory purposes but long-term debt in accordance with generally accepted accounting principles. The remainder of the $6 million in Trust Preferred Securities is considered Tier 2 capital.

On April 18, 2003, the Company commenced a public stock offering of up to 225,000 shares of its Common Stock at a purchase price of $23.00 per share. If the offering if fully subscribed, the net proceeds to the Company would be approximately $4.9 million.

ITEM 3.     CONTROLS AND PROCEDURES

(a)     Evaluation of Disclosure Controls and Procedures

1st Centennial’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of 1st Centennial’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c) as of a date within 90 days of the filing date of this quarterly report (the “Evaluation Date”) have concluded that as of the Evaluation Date, 1st Centennial’s disclosure controls and procedures were adequate and effective to ensure that material information relating to 1st Centennial and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this annual report was being prepared.

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

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March of 2003 the Company entered into a settlement agreement as a result of a mediation with respect to two actions brought by the former president of 1stCentennial against us and certain of our officers and employees. The actions that have been settled are titled Douglas C. Spencer v. Redlands Centennial Bank, Centennial First Financial Services Corp. and Does 1 though 100 inclusive (San Bernardino Superior Court Case No. SCVSS 096508) which was instituted against us on November 6, 2002, and an action titled Douglas C. Spencer v. Beth Sanders, Sally Flanders et. al. (San Bernardino Superior Court Case No. SCVSS 090621) which was instituted against certain of our officers and employees in May 2002, both of which actions generally alleged plaintiff’s wrongful termination. Both actions were settled by payment to plaintiff of a cash settlement of $25,000 by us plus an additional payment by our insurance company and the agreement of 1st Centennial to issue an aggregate of 12,960 shares of its common stock in a private placement to Mr. Spencer. Pursuant to the settlement agreement, Mr. Spencer purchased these shares on April 3, 2003 at a cost of $10.01 per share, which is equivalent to the average price of the options which were cancelled when Mr. Spencer was terminated by 1stCentennial.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

Exhibit Number	Description of Exhibits

3.1	Articles of Incorporation of Centennial First Financial Services. (Incorporated by reference from Exhibit to the Company’s Registration Statement on Form S-4 filed on October 20, 1999.)

3.2	Amendment to Articles of Incorporation of Centennial First Financial Services filed May 5, 2000 (Incorporated by reference to Exhibit to Company’s Form 10-QSB for the quarter ended June 30, 2002.)

3.3	Amendment to Articles of Incorporation of Centennial First Financial Services filed February 18, 2003 (Incorporated by reference to Exhibit to Company’s Form SB-2 filed on March 13, 2003.

3.4	Restated By-Laws of Centennial First Financial Services (Incorporated by reference from Exhibit to the Company’s Form 10-QSB for the quarter ended June 30, 2002.)

10.1	Brea Branch Lease, dated September 20, 2000 (Incorporated by reference from Exhibit to the Company’s Registration Statement on Form SB-2 filed on March 21, 2001.)

10.2	Form of Indemnification Agreement (Incorporated by reference from Exhibit to the Company’s Registration Statement on Form SB-2 filed on March 21, 2001.)

10.3	Employment Agreement of Richard Sanborn, dated December 1, 2000 (Incorporated by reference from Exhibit to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001.)

10.4	Salary Continuation plan of Timothy P. Walbridge, dated August 1, 2001 (Incorporated by reference from Exhibit to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001.)

10.5	Salary Continuation plan for Beth Sanders, dated October 1, 2001 (Incorporated by reference from Exhibit to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001.)

10.6	Salary Continuation plan of Richard Sanborn, dated October 1, 2001 (Incorporated by reference from Exhibit to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001.)

10.7	Employment Agreement of Timothy P. Walbridge, dated December 1, 2001 (Incorporated by reference from Exhibit to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001.)

10.8	Employment Agreement of Beth Sanders, dated December 1, 2001 (Incorporated by reference from Exhibit to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001.)

10.9	Amendment to Salary Continuation plan of Timothy P. Walbridge, dated December 1, 2001 (Incorporated by reference from Exhibit to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001.)

10.10	Amendment to Salary Continuation plan of Richard Sanborn, dated December 1, 2001 (Incorporated by reference from Exhibit to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001.)

10.11	Redlands Centennial Bank Employee Stock Ownership Plan, dated February 1, 2000 (Incorporated by reference from Exhibit to Form 10-QSB for the fiscal quarter ended March 31, 2000.)

10.12	Centennial First Financial Services 2001 Stock Option Plan, as Amended, dated February 20, 2002 (Incorporated by reference from Exhibit to Form 10-QSB for the fiscal quarter ended September 30, 2002.)

10.13	Palomar Community Bank lease dated April 15, 1987 (Incorporated by reference from Exhibit to Form 10-QSB for the fiscal quarter ended March 31, 2002.)

10.14	Indenture for Trust Preferred Securities dated July 11, 2002 (Incorporated by reference from Exhibit to Form 10- QSB for the fiscal quarter ended September 30, 2002.)

10.15	Amended and Restated Declaration of Trust for trust preferred securities dated July 11, 2002 (Incorporated by reference from Exhibit to Form 10-QSB for the fiscal quarter ended September 30, 2002.)

10.16	Guarantee Agreement for Trust Preferred Securities dated July 11, 2002 (Incorporated by reference from Exhibit to Form 10-QSB for the fiscal quarter ended September 30, 2002.)

10.17	Salary Continuation Agreement of Suzanne Dondanville, dated December 17, 2002, filed as exhibit to Form SB-2 dated March 13, 2003.

10.18	Salary Continuation Agreement of Clifford Schoonover, dated December 17, 2002, filed as exhibit to Form SB-2 dated March 13, 2003.

10.19	Salary Continuation Agreement of John Drake, dated August 1, 2002, filed as exhibit to Form SB-2 dated March 13, 2003.

10.20	Amendment to construction department lease dated August 28, 2002, filed as exhibit to Form SB-2 dated March 13, 2003.

10.21	Commercial Lending Group Lease, dated December 23, 2002, filed as exhibit to Form SB-2 dated March 13, 2003.

10.22	Palm Desert Branch lease, dated November 13, 2002, filed as exhibit to Form 10-KSB dated March 17, 2003.

10.23	Amendment to Escondido Branch lease, dated June 6, 2001, filed as exhibit to Form 10-KSB, dated March 17, 2003.

99.1	Certification of Periodic Financial Report

(B) REPORTS ON FORM 8-K

1stCentennial Bancorp filed no reports on form 8-K during the first quarter of 2003.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1ST CENTENNIAL BANCORP
(Registrant)

Date May 14, 2003	/s/ BETH SANDERS

Beth Sanders Chief Financial Officer (Principal Accounting Officer, and officer authorized to sign on behalf of the registrant)

Certification of Chief Financial Officer

I, Beth Sanders, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of 1st Centennial Bancorp;

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

Date: May 14, 2003

/s/ BETH SANDERS

Executive Vice-President/Chief Financial Officer

Certification of Chief Executive Officer

I, Timothy P. Walbridge, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of 1st Centennial Bancorp;

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

Date: May 14, 2003

/s/ TIMOTHY P. WALBRIDGE

President and Chief Executive Officer