Form 10QSB
period 2003-06-30
1ST CENTENNIAL BANCORP
filed 2003-08-13
CIK 1097081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2003

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

Yes  ☒     No  ☐

The number of shares of Common Stock of the registrant outstanding as of August 13, 2003 was 1,502,281.

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION
June 30, 2003 & December 31, 2002

Dollar amounts in thousands	2003	2002

	(unaudited)
ASSETS
Cash and due from banks	$12,024	$12,010
Federal funds sold	9,995	2,010

Total cash and cash equivalents	22,019	14,020
Interest-bearing deposits in financial institutions	5,071	5,151
Investment securities, available for sale	28,668	32,822
Federal Home Loan Bank stock	360	329
Loans, net	163,317	141,112
Accrued interest receivable	793	673
Premises and equipment, net	2,708	2,626
Goodwill	4,180	4,180
Cash surrender value of life insurance	6,069	5,926
Other assets	1,065	1,019

Total assets	$234,250	$207,858

LIABILITIES
Deposits:
Noninterest-bearing	$63,221	$53,896
Interest-bearing and NOW accounts	52,660	48,985
Savings	17,738	17,676
Time deposits $100,000 or greater	38,406	34,575
Other time deposits	29,209	28,056

Total deposits	201,234	183,188
Accrued interest payable	298	264
Other liabilities	947	1,213
Borrowings from Federal Home Loan Bank	2,500	—
Redeemable Preferred Securities of Subsidiary trust holding solely Junior Subordinated Debentures	6,000	6,000

Total liabilities	210,979	190,665

STOCKHOLDERS’ EQUITY
Common stock, no par value; authorized 10,000,000 shares, issued and outstanding 1,500,570 and 1,202,517 shares at June 30, 2003 and December 31, 2002, respectively	20,431	13,913
Retained earnings	2,545	2,957
Accumulated other comprehensive income	295	323

Total stockholders’ equity	23,271	17,193

Total liabilities and stockholders’ equity	$234,250	$207,858

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
Three and Six Months Ended June 30, 2003 and 2002 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

Dollar amounts in thousands, except per share amounts	2003	2002	2003	2002

Interest income:
Interest and fees on loans	$3,719	$3,207	$7,237	$6,049
Deposits in financial institutions	57	45	114	105
Federal funds sold	32	51	36	84
Investments	301	390	597	799

Total interest income	4,109	3,693	7,984	7,037

Interest expense:
Demand and savings deposits	134	102	270	192
Time deposits $100,000 or greater	221	232	454	489
Other time deposits	91	160	194	422
Interest on borrowed funds	94	94	184	150

Total interest expense	540	588	1,102	1,253

Net interest income	3,569	3,105	6,882	5,784
Provision for loan losses	120	80	210	161

Net interest income after provision for loan losses	3,449	3,025	6,672	5,623

Other income:
Customer service fees	334	264	675	546
Gain from sale of loans	230	95	327	339
Other income	231	198	405	275

Total other income	795	557	1,407	1,160

Other expenses:
Salaries and employee benefits	1,959	1,389	3,794	2,771
Net occupancy expense	403	352	776	683
Other operating expense	1,176	1,346	2,075	2,183

Total other expenses	3,538	3,087	6,645	5,637

Income before provision for income taxes	706	495	1,434	1,146
Provision for income taxes	234	128	493	353

Net income	$472	$367	$941	$793

Basic earnings per share	$0.34	$0.29	$0.71	$0.63

Diluted earnings per share	$0.33	$0.29	$0.68	$0.63

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2003 and 2002

Dollar amounts in thousands	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

BALANCE, DECEMBER 31, 2001	$12,964	$2,196	$112	$15,272
Comprehensive income:
Net income	—	793	—	793
Change in net unrealized gain on investment securities available for sale, after tax effects	—	—	200	200

Total comprehensive income				993

Stock dividend	942	(942)	—	—
Cash paid in lieu of fractional shares	—	(3)	—	(3)
Exercise of stock options, including tax benefit	5	—	—	5

BALANCE, JUNE 30, 2002 (unaudited)	$13,911	$2,044	$312	$16,267

BALANCE, DECEMBER 31, 2002	$13,913	$2,957	$323	$17,193
Comprehensive income:
Net income	—	941	—	941
Change in net unrealized gain on investment securities available for sale, after tax effects	—	—	(28)	(28)

Total comprehensive income[1]				913

Stock dividend	1,347	(1,347)	—	—
Cash paid in lieu of Fractional shares	—	(6)	—	(6)
225,000 shares common stock – New Issue	4,871			4,871
Private placement – Common stock (See Note 6)	168			168
Exercise of stock options, including tax benefit	132	—	—	132

BALANCE, JUNE 30, 2003 (unaudited)	$20,431	$2,545	$295	$23,271

1Change in net unrealized gain on investment securities available for sale, after tax effects for the three months ended June 30, 2003 and June 30, 2002 was ($27,000) and $252,000, respectively. This resulted in total comprehensive income of $445,000 and $619,000 for the three months ended June 30, 2003 and 2002 respectively.

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2003 and 2002

Dollar amounts in thousands	2003 (unaudited)	2002 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$941	$793
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	335	287
Provision for loan losses	210	161
Loss (Gain) from sale of securities	4	—
Loss (Gain) from sale of loans	(327)	(339)
Amortization of deferred loan fees	(383)	(241)
Amortization of excess purchase value of deposits	(88)	(64)
Amortization of excess purchase value of loans	—	60
Deferred income tax (benefit) provision	(19)	541
Amortization of premiums on investment securities available for sale	262	154
Increase in cash surrender value of life insurance	(154)	(94)
Decrease (increase) in assets:
Accrued interest receivable	(120)	4
Other assets	240	2,324
Increase (decrease) in liabilities:
Accrued interest payable	34	(89)
Other liabilities	(266)	(2,739)

Net cash provided by operating activities	669	758

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in interest-bearing deposits in financial institutions	80	1,689
Activity in available for sale securities:
Net sales and maturities	3,860	3,347
Purchases of Federal Home Loan Bank stock	(31)	(105)
Net increase in loans	(21,705)	(12,031)
Additions to bank premises and equipment	(417)	(236)

Net cash used in investing activities	(18,213)	(7,336)

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Six Months Ended June 30, 2003 and 2002

Dollar amounts in thousands	2003 (unaudited)	2002 (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand and savings deposits	$13,062	$8,591
Net increase (decrease) in time deposits	4,984	(2,855)
Proceeds from Federal Home Loan Bank borrowing	2,500	—
Proceeds from issuance of long-term debt	—	250
Net proceeds from common stock issuance	4,871	—
Net proceeds from private placement common stock issuance	130
Cash paid in lieu of fractional shares	(6)	(3)
Proceeds from exercise of stock options	2	5

Net cash provided by financing activities	25,543	5,988

Net (decrease) increase in cash and cash equivalents	7,999	(590)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,020	17,543

CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,019	$16,953

SUPPLEMENTARY INFORMATION
Interest paid	$1,068	$1,342

Income taxes paid	$629	$355

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

Note 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial information included herein has been prepared in conformity with the accounting principles and practices of 1st Centennial Bancorp’s (the “Company”) consolidated financial statements, Note 1, included in the Annual Report for the year ended December 31, 2002. The accompanying interim consolidated financial statements contained herein are unaudited. However, in the opinion of the Company, all adjustments, consisting of normal recurring items necessary for a fair presentation of the operating results for the periods shown, have been made. The results of operations for the six months ended June 30, 2003 may not be indicative of operating results for the year ending December 31, 2003. Certain prior year and prior quarter amounts have been reclassified to conform to current classifications. Cash and cash equivalents consist of cash, due from banks, and federal funds sold.

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

The weighted-average number of shares used in computing basic and diluted earnings per share is as follows:

	Earnings per share calculation For the three months ended June 30, (in thousands, except for per share amounts)

	2003			2002
	Net Income	Weighted Average Shares	Per share Amount	Net Income	Weighted Average Shares	Per share Amount [2]
Basic earnings per share	$472	1,375	$0.34	$367	1,262	$0.29
Effect of dilutive shares:
assumed exercise of outstanding options	—	75	(0.01)	—	8	—
Diluted earnings per share	$472	1,450	$0.33	$367	1,270	$0.29

	Earnings per share calculation For the six months ended June 30, (in thousands, except for per share amounts)

	2003			2002
	Net Income	Weighted Average Shares	Per share Amount	Net Income	Weighted Average Shares	Per share Amount [2]
Basic earnings per share	$941	1,319	$0.71	$793	1,262	$0.63
Effect of dilutive shares:
assumed exercise of outstanding options	—	75	(0.03)	—	8	—
Diluted earnings per share	$941	1,394	$0.68	$793	1,270	$0.63

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

	Three Months Ending June 30,		Six Months Ending June 30,
	2003	2002[2]	2003	2002[2]
Net income:
As reported	$472,000	$367,000	$941,000	$793,000
Pro forma	351,000	362,000	720,000	703,000
Compensation cost, net of taxes	$121,000	$5,000	$221,000	$90,000
Basic earnings per share:
As reported	$0.34	$0.29	$0.71	$0.63
Pro forma	0.26	0.29	0.55	0.56
Diluted earnings per share:
As reported	$0.33	$0.29	$0.68	$0.63
Pro forma	0.24	0.29	0.52	0.55

2 The 2002 earnings per share calculations have been adjusted for the 5% stock dividend declared to shareholders of record on February 7, 2003, and distributed March 7, 2003.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for options granted during the first six months of 2003 and 2002; no dividend yield; expected volatility of 20.28% and 20.08% respectively; risk-free interest rate of 3.33% and 4.05% respectively, and expected life of ten years for both.

Note 4.   OFF-BALANCE SHEET COMMITMENTS

In the normal course of business, there are various commitments outstanding, such as commitments to extend credit, which are not reflected in the financial statements. At June 30, 2003 and December 31, 2002, such commitments included approximately $1,362,000 and $130,000, respectively, of standby letters of credit, approximately $86,629,000 and $67,545,000, respectively, of undisbursed lines of credit and undisbursed loans in process, and $2,013,000 and $1,424,000 respectively of available credit card lines. The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

Note 5.   MERGER OF PALOMAR COMMUNITY BANK AND 1ST CENTENNIAL BANK

On May 24, 2002 Palomar Community Bank, which was previously a separate wholly-owned subsidiary of 1st Centennial Bancorp, surrendered its state charter and was merged into and became a branch of 1st Centennial Bank. 1st Centennial Bancorp initially acquired Palomar Community Bank on August 17, 2001.

Note 6.   LAWSUIT SETTLEMENT

Refer to PART II– Other Information, Item 1. Legal Proceedings.

Note 7.   COMMON STOCK OFFERING

Refer to Part II – Other Information, Item 2. Changes In Securities And Use Of Proceeds.

ITEM 2.    MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1st Centennial Bancorp (the “Company”) is the holding company for 1st Centennial Bank (the “Bank”) in Redlands, California. This discussion focuses primarily on the results of operations of the Company on a consolidated basis for the six months ended June 30, 2003, and the financial condition of the Company as of June 30, 2003 and 2002, and December 31, 2002. Consolidated results of operations for the six months ended June 30, 2003 include Palomar Community Bank as a branch of 1st Centennial Bank. Consolidated results of operations for the six months ended June 30, 2002 include Palomar Community Bank as a separate subsidiary of 1st Centennial Bancorp. (See note 5 on page 9).

Management’s discussion and analysis is written to provide greater insight into the results of operations and the financial condition of the Company and its subsidiaries. For a more complete understanding of the Company and its operations, reference should be made to the financial statements included in this report and in the Company’s 2002 Annual Report on Form 10-KSB.

Certain statements in this Report on Form 10-QSB constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, possible future deteriorating economic conditions in the Company’s areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; risks of available-for-sale securities declining significantly in value as interest rates rise or issuer’s of such securities suffering financial losses; and regulatory risks associated with the variety of current and future regulations to which the Company is subject. All of these risks could have a material adverse impact on the Company’s financial condition, results of operations or prospects, and these risks should be considered in evaluating the Company. For additional information concerning these factors, refer to the Company’s 10-KSB for the year ended December 31, 2002.

CRITICAL ACCOUNTING POLICY

1st Centennial’s financial statements are prepared in accordance with accounting principles generally accepted in the United States. The financial information contained within these statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, Management has identified its most critical accounting policy to be that related to the allowance for loan losses. 1st Centennial Bancorp’s allowance for loan loss methodologies incorporate a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that Management believes is appropriate at each reporting date.

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

Qualitative factors include the general economic environment in our markets, including economic conditions in Southern California, and in particular, the state of certain industries. Size and complexity of individual credits in relation to lending officers’ background and experience levels, loan structure, extent and nature of waivers of existing loan policies and pace of portfolio growth are other qualitative factors that are considered in our methodologies.

As 1st Centennial adds new products, increases the complexity of its loan portfolio, and expands its geographic coverage, it will enhance its methodologies to keep pace with the size and complexity of the loan portfolio. Management might report a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with 1st Centennial’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management’s Discussion and Analysis section entitled “Financial Condition - Allowance for Loan Losses.” Although Management believes the level of the allowance as of June 30, 2003 is adequate to absorb losses inherent in the loan portfolio, a decline in the local economy may result in increasing losses that cannot reasonably be predicted at this time.

RESULTS OF OPERATIONS

The Company reported net income of $472,000 or $0.34 per basic share and $0.33 per diluted share for the second quarter of 2003 and $941,000 or $0.71 per basic share and $0.68 per diluted share for the first six months of 2003. This compares to net income of $367,000, or $0.29 per basic share and diluted share, and $793,000 or $0.63 per basic share and diluted share for the same periods in 2002. Earnings per share for 2002 have been restated to reflect the 5% stock dividends paid in March 2003 and April 2002.

Return on average assets and return on average equity for the second quarter of 2003 was 0.83% and 9.42% respectively, as compared to 0.70% and 9.14% respectively, for the same period in 2002. Return on average assets and return on average equity for the six months ended June 30, 2003 was 0.86% and 10.14% respectively, as compared to 0.78% and 10.00% respectively, for the same period in 2002. Average interest-earning assets for the first six months of 2003 grew $16.4 million or 9.2%, and total income was $1.2 million or 14.6% higher during this same period. This increased the return on average assets. The Company’s focus is on steady, controlled growth while at the same time emphasizing increased income from fee sources.

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

For the six months ended June 30, 2003, net interest income before the provision for loan losses was $6.9 million. This represented an increase of $1.1 million, or 19.0%, over net interest income of $5.8 million for the six months ended June 30, 2002. The increase in net interest income for the first six months of 2003 compared to 2002 was primarily the result of a $23.3 million increase in average total loans and a 21 basis point increase in average loan yield for the six months ended June 30, 2003 compared to the same period in 2002. Average total loans increased from $130.6 million for the six months ended June 30, 2002 to $153.9 million for the same period in 2003. Total interest earning assets averaged $195.2 million for the first six months of 2003. This represented an increase of $16.4 million, or 9.2%, compared to average total interest earning assets of $178.8 million for the first six months of 2002.

The net interest margin measures net interest income as a percentage of average earning assets. The net interest margin can be affected by changes in the yield on earning assets and the cost of interest-bearing liabilities, as well as changes in the level of interest-bearing liabilities in proportion to earning assets. The net interest margin can also be affected by changes in the mix of earning assets as well as the mix of interest-bearing liabilities. The Company’s net interest margin was 7.11% for the first six months of 2003, compared to 6.47% for the same 2002 period. The rate paid on total average interest bearing deposits, other borrowings, and redeemable preferred securities decreased by 0.19% in the first six months of 2003, and the yield on total interest earning assets increased by 0.38%. The primary reason for the increase in the net interest margin was an increase in the volume of earning assets and an increase in the overall yield discussed below, and a decline in rates on interest-bearing liabilities.

The yield on average interest earning assets increased in the first six months of 2003 to 8.25% from 7.87% in the same period of 2002. The increase in the yield on average earning assets is primarily due to the $23.3 million increase in average total loans during the first six months of 2003, compared to 2002, as well as an increase in the yield on loans. The continued low interest rates during the first half of 2003 kept many of our variable rate loans at their interest rate floors, which contributed to a higher loan yield in the first six months of 2003. This increase in average loans, and the 9.48% yield on these average loans during the first six months of 2003, was 21 basis points higher than the first six months of 2002. These two facts contributed to the favorable higher second quarter yield on average interest earning assets.

The cost of average interest-bearing liabilities, including borrowed funds and redeemable preferred securities, decreased to 1.55% for the six months ended June 30, 2003, compared to a cost of 1.74% for the first six months of 2002. The decrease was primarily the result of higher rate certificates of deposit maturing and renewed at interest rates that reflect the current lower rate environment. The decrease in the cost of average interest-bearing liabilities, including borrowed funds, was also influenced by a decrease in the cost of borrowed funds. The cost of borrowed funds was 3.61% for the six months ended June 30, 2003 compared to 3.74% for the same period in 2002. The Company’s reference rate averaged 4.75% during the first six months of 2002, compared to 4.25% for the first six months of 2003.

The Company reported total interest income of $8.0 million for the six months ended June 30, 2003, which represented an increase of $947,000, or 13.5%, over total interest income of $7.0 million for the six months ended June 30, 2002. The increase in total interest income for the first six months of 2003 compared to 2002 was mainly due to an increase of approximately $1.2 million in interest and fees on loans. The increase in interest and fees on loans was due to an increase in the average balance of total loans for the first six months of 2003 compared to 2002, coupled with an increase in average loan interest rates.

Interest expense totaled $1.1 million for the six months ended June 30, 2003, which represented a decrease of $151,000, or 12.1%, over total interest expense of $1.3 million for the six months ended June 30, 2002. The decrease in interest expense was primarily due to certificates of deposit that have matured and renewed at interest rates which are reflective of the current lower interest rate environment.

The following tables shows the average interest-earning assets and interest-bearing liabilities; the amount of interest income or interest expense; and the average yield or rate for each category of interest-earning assets and interest bearing liabilities and the net interest margin (net interest income divided by average earning assets) for the periods indicated.

Distribution, Yield and Rate Analysis of Net Income

	For the Three Months Ending June 30,
	2003			2002
	Average Balance	Interest Income/ Expense	Average Rate/Yield[3]	Average Balance	Interest Income/ Expense	Average Rate/Yield[3]
	(Dollars in Thousands)
Interest-earning Assets:
Federal funds sold	$10,616	$32	1.21%	$13,872	$51	1.47%
Interest-bearing deposits in financial institutions	5,055	57	4.52%	4,077	45	4.42%
Investment securities: [4]
Taxable	25,004	256	4.11%	27,636	321	4.65%
Non-taxable	3,989	45	4.52%	4,101	69	6.73%

Total investments	44,664	390	3.50%	49,686	486	3.91%
Loans[5]	157,500	3,719	9.47%	133,173	3,207	9.63%

Total interest-earning assets	$202,164	$4,109	8.15%	$182,859	$3,693	8.08%

Interest-bearing Liabilities:
Interest-bearing deposits
Interest-bearing demand deposits	$17,572	$12	0.27%	$22,577	$9	0.16%
Money market deposits	34,405	94	1.10%	33,512	67	0.80%
Savings deposits	16,921	28	0.66%	19,567	26	0.53%
Time deposits $100,000 or greater	36,792	221	2.41%	29,805	232	3.11%
Other time deposits	28,424	91	1.28%	31,575	160	2.03%

Total interest-bearing deposits	134,114	446	1.33%	137,036	494	1.44%

FHLB borrowings	5,290	17	1.29%	7,560	40	2.12%
Federal funds purchased	—	—	—	—	—	—
Long-term debt	—	—	—	3,683	54	5.86%
Redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures	6,000	77	5.15%	—	—	—

Total borrowings	11,290	94	3.34%	11,243	94	3.34%

Total interest-bearing liabilities	$145,404	$540	1.49%	$148,279	$588	1.59%

Net interest income		$3,569			$3,105

Net interest margin[6]			7.08%			6.79%

Distribution, Yield and Rate Analysis of Net Income

	For the Six Months Ending June 30,
	2003			2002
	Average Balance	Interest Income/ Expense	Average Rate/Yield[3]	Average Balance	Interest Income/ Expense	Average Rate/Yield[3]
	(Dollars in Thousands)
Interest-earning Assets:
Federal funds sold	$6,021	$36	1.21%	$10,782	$84	1.56%
Interest-bearing deposits in financial institutions	5,077	114	4.53%	4,700	105	4.47%
Investment securities:[4]
Taxable	26,221	508	3.91%	28,681	681	4.75%
	3,986	89	4.50%	4,046	118	5.83%

Non-taxable
Total investments	41,305	747	3.65%	48,209	988	4.10%
Loans[5]	153,865	7,237	9.48%	130,566	6,049	9.27%

Total interest-earning assets	$195,170	$7,984	8.25%	$178,775	$7,037	7.87%

Interest-bearing Liabilities:
Interest-bearing deposits
Interest-bearing demand deposits	$17,154	$27	0.32%	$23,314	$16	0.14%
Money market deposits	34,091	188	1.11%	32,307	128	0.79%
Savings deposits	16,813	55	0.66%	18,778	48	0.51%
Time deposits $100,000 or greater	36,802	454	2.49%	29,393	489	3.33%
Other time deposits	27,854	194	1.40%	32,328	422	2.61%

Total interest-bearing deposits	132,714	918	1.39%	136,120	1,103	1.62%

FHLB borrowings	3,616	23	1.28%	4,314	43	1.99%
Federal funds purchased	663	6	1.82%	49	1	4.08%
Long-term debt	—	—	—	3,654	106	5.80%
Redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures	6,000	155	5.21%	—	—	—

Total borrowings	10,279	184	3.61%	8,017	150	3.74%

Total interest-bearing liabilities	$142,993	$1,102	1.55%	$144,137	$1,253	1.74%

Net interest income		$6,882			$5,784

Net interest margin[6]			7.11%			6.47%

3 Average rates/yields for these periods have been annualized using actual days for 2003.
4 Yields on income have not been computed on a tax equivalent basis, because tax exempt investments are minimal.
5 Loans are gross, which excludes the allowance for loan losses, and net of deferred fees. Nonaccrual loans are included in the table for computation purposes, but the foregone interest of such loans is excluded. Loan fees were approximately $1,210,000 and $768,000 for the six months ended June 30, 2003 and 2002 respectively.
6 Net interest income as a percentage of average interest-earning assets.

The following tables present a rate and volume analysis for changes in interest income, interest expense, and net interest income for the latest quarter and six month period ending June 30, 2003.

Rate/Volume Analysis of Net Interest Income

	Quarter Ended June 30, 2003 vs. 2002
	Increases (Decreases) Due to Change In
	Volume	Rate[7]	Rate7/ Volume	Total
	(Dollars in Thousands)
Increase (Decrease) in Interest Income:
Federal funds sold	$(48)	$(36)	$65	$(19)
Interest-bearing deposits in financial institutions	43	4	(35)	12
Investment securities[8]	(130)	(240)	281	(89)
Loans[9]	2,343	(215)	(1,616)	512

Total	$2,208	$(487)	$(1,305)	$416

Increase (Decrease) in Interest Expense:
Interest-bearing demand deposits	$(8)	$26	$(15)	$3
Money market deposits	7	99	(79)	27
Savings deposits	(14)	26	(10)	2
Time deposits $100,000 or greater	218	(210)	(19)	(11)
Other time deposits	(64)	(235)	230	(69)
FHLB borrowings	(48)	(63)	88	(23)
Federal funds purchased	—	—	—	—
Long-term debt	(216)	(216)	378	(54)
Redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures	—	—	77	77

Total	$(125)	$(573)	$650	$(48)

Total change in net interest income	$2,333	$86	$(1,955)	$464

Rate/Volume Analysis of Net Interest Income

	Six Months Ended June 30, 2003 vs. 2002
	Increases (Decreases) Due to Change In
	Volume	Rate[7]	Rate7/ Volume	Total
	(Dollars in Thousands)
Increase (Decrease) in Interest Income:
Federal funds sold	$(74)	$(38)	$64	$(48)
Interest-bearing deposits in financial institutions	17	3	(11)	9
Investment securities[8]	(120)	(295)	213	(202)
Loans[9]	2,159	286	(1,257)	1,188

Total	$1,982	$(44)	$(991)	$947

Increase (Decrease) in Interest Expense:
Interest-bearing demand deposits	$(8)	$42	$(23)	$11
Money market deposits	14	103	(57)	60
Savings deposits	(10)	28	(11)	7
Time deposits $100,000 or greater	247	(247)	(35)	(35)
Other time deposits	(117)	(390)	279	(228)
FHLB borrowings	(14)	(31)	25	(20)
Federal funds purchased	25	(1)	(19)	5
Long-term debt	(212)	(212)	318	(106)
Redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures	—	—	155	155

Total	$(75)	$(708)	$632	$(151)

Total change in net interest income	$2,057	$664	$(1,623)	$1,098

7 Rates for these periods on which calculations are based have been annualized.
8 Yields on income have not been computed on a tax equivalent basis, because tax-exempt investments are minimal.
9 Loans are gross, which excludes the allowance for loan losses, and net of deferred fees. Nonaccrual loans are included in the table for computation purposes, but the foregone interest of such loans is excluded. Loan fees during the second quarter of 2003 were $629,000 compared to $417,000 in the second quarter of 2002, and loan fees were $1,210,000 and $768,000 for the six months ended June 30, 2003 and 2002 respectively.

PROVISION FOR LOAN LOSSES

Due to the credit risk inherent in the business of making loans, the Company sets aside an allowance or reserve for loan losses through charges to earnings. The charges are shown in the income statements as provision for loan losses, and specifically identifiable and quantifiable losses are immediately charged off against the allowance. The amount of the provision is determined by Management as that required to be added to bring the allowance to a level, which is considered adequate to absorb losses inherent in the loan portfolio, after net charge-offs have been deducted. The amount of the provision is based on management’s regular review of the loan portfolio and consideration of such factors as historical loss experience, general prevailing economic conditions, changes in the size and composition of the loan portfolio and specific borrower considerations, including repayment ability and the estimated value of the underlying collateral.

For the six months ended June 30, 2003, the provision for loan losses was $210,000, compared to $161,000 for the same period in 2002. During the second quarter of 2003 loans charged off totaled $49,000 and recoveries were $5,000. This compares to $31,000 and $5,000 respectively for the second quarter of 2002. The increase in the provision from 2002 to 2003 was the result of increased growth in the loan portfolio netted against an increase in loans charged off during the first half of 2003 compared to 2002. One of the procedures used for monitoring the loan portfolio is migration analysis. Based on the results of this program, in addition to management’s determination, the provision is increased or decreased. The procedures for monitoring the adequacy of the Allowance, as well as detailed information concerning the allowance itself, are included in the “Allowance for Loan Losses” section.

OTHER INCOME

Other income for 1st Centennial includes customer service fees, net gain from sale of loans, increase in the cash surrender value of life insurance policies, broker fee income and other miscellaneous income.

For the quarter ending June 30, 2003, noninterest income rose $238,000 or 42.7% from $557,000 reported in the quarter ending June 30, 2002. The gains on sale of loans increased $135,000 to $230,000, or 142.1% and from 17.1% to 28.9% of total other income. Broker fee income rose $64,000 or 110.3% and from 10.4% to 15.4% of total other income for the quarter ended June 30, 2003. This was the result of more loans originated and sold through our conduit for loan sales. The increase in this quarter’s broker fee income was from refinancing referrals from completed construction loan buildings. The previous dollar and percentage increases reduced the quarterly percentage for customer service fees from 47.4% in the second quarter of 2002 to 42.0% in the second quarter of 2003.

Other income totaled $1,407,000 for the six months ended June 30, 2003. This represented an increase of $247,000, or 21.3%, from other income of $1,160,000 for the six months ended June 30, 2002. The increase was primarily the result of increases of $129,000 and $87,000 in customer service fees and broker fee income respectively. Customer service fees increased from 47.07% to 47.97% of total other income for the six months ended June 30, 2003 and 2002 respectively, as a result of increased collection of analysis service charges on home owner association accounts, as well as increased service charges on deposit accounts for growth from the previous period. The dollar and percentage increases in these other income categories reduced the gain on sale of loans percentage from 29.2% for the first six months of 2002 to 23.2% during the similar 2003 six month period.

The following tables sets forth components of 1st Centennial’s other income for the periods indicated and expresses the amounts as percentage of total other income:

Other Income

	For the Three Months Ended June 30,
	2003		2002
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Customer service fees	$334	42.01%	$264	47.40%
Gain from sale of loans	230	28.93%	95	17.06%
Increase in cash surrender value of life insurance	96	12.08%	49	8.80%
Broker fee income	122	15.35%	58	10.41%
Other miscellaneous income	13	1.63%	91	16.33%

Total noninterest income	$795	100.00%	$557	100.00%

As a percentage of average earning assets (annualized)		1.58%		1.22%

Other Income

	For the Six Months Ended June 30,
	2003		2002
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Customer service fees	$675	47.97%	$546	47.07%
Gain from sale of loans	327	23.24%	339	29.22%
Increase in cash surrender value of life insurance	154	10.95%	99	8.53%
Broker fee income	193	13.72%	106	9.14%
Other miscellaneous income	58	4.12%	70	6.04%

Total noninterest income	$1,407	100.00%	$1,160	100.00%

As a percentage of average earning assets (annualized)		1.45%		1.31%

OTHER EXPENSES

Other expenses for the Company include salaries and employee benefits, net occupancy and equipment, professional services, and other operating expenses. The $570,000 or 41.0% increase in salaries, wages and employee benefits for the second quarter of 2003 as compared to 2002 was caused by staffing for the Palm Desert office, more commissions paid from the increased gains on sale of loans and broker fee income, and the rise in the employer’s portion of group insurance coverage expense. This caused the percentage increase for this category to rise from 45.0% in the second quarter of 2002 to 55.4% in the second quarter of 2003. Part of the prior period increase was offset by $262,000 or an 80.1% reduction in legal and consulting expenses incurred last year, which reduced the percentage in professional fees to 1.8% from 10.6% of total other expenses. During the second quarter of 2003 compared to the similar quarter in 2002, other expense as an annualized percentage of average earning assets rose to 7.02% from 6.77%.

During the first six months of 2003 other expenses totaled $6,645,000. This represented an increase of $1,008,000 or 17.9%, over other expenses of $5,637,000 for the six months ended June 30, 2002. The primary reason for the increase in other expense is due to the $1,023,000 increase in salaries, wages and employee benefits. This was caused by additional staffing, salary increases, and opening the new Palm Desert Branch in March of 2003. The dollar increase in this category caused it’s percentage of total other expense to rise from 49.2% to 57.1% for the six month periods ending June 30, 2002 and June 30, 2003, respectively. Professional fees decreased $459,000 or 69.1% as a result of decreased legal expense due to the resolution of an on-going case that was completed in 2002. Other operating expenses of $165,000 for the six months ended June 30, 2003 represented the earnings charge resulting from the sale of 12,960 shares of common stock at $10.01 per share to the Company’s former president as part of the settlement of a lawsuit instituted in 2002. (See Part II – Other Information – Part 1. Legal Proceedings.) Other operating expense increased $119,000 or 16.0% in the six months ended June 30, 2003 compared to six months ended June 30, 2002, but decreased slightly as a percentage of total other expenses. Training and development expense was up $29,000, expenses related to homeowner association accounts and processing expenses were up $27,000 and net various other expenses were $63,000 higher compared to last year’s expenses. The six month increase in other expense increased as a percentage of average earning assets (annualized) to 6.87% on June 30, 2003 from 6.36% on June 30, 2002.

The following tables sets forth components of 1st Centennial’s other expenses for the periods indicated and expresses the amounts as a percentage of total other expenses:

Other Expenses

	For the Three Months Ended June 31,
	2003		2002
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Salaries, wages and employee benefits	$1,959	55.37%	$1,389	45.00%
Net occupancy expense	403	11.39%	352	11.40%
Marketing	127	3.59%	48	1.55%
Data processing fees	194	5.48%	189	6.12%
Professional fees	65	1.84%	327	10.59%
Postage, telephone, supplies	177	5.00%	154	4.99%
Directors’ fees	43	1.22%	38	1.23%
Other operating expense	570	16.11%	590	19.12%

Total other expenses	$3,538	100.00%	$3,087	100.00%

As a percentage of average earning assets (annualized)		7.02%		6.77%

Other Expenses

	For the Six Months Ended June 30,
	2003		2002
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Salaries, wages and employee benefits	$3,794	57.10%	$2,771	49.16%
Net occupancy expense	776	11.68%	683	12.12%
Marketing	217	3.27%	93	1.65%
Data processing fees	390	5.87%	326	5.78%
Professional fees	205	3.09%	664	11.78%
Postage, telephone, supplies	315	4.74%	280	4.97%
Directors’ fees	87	1.31%	78	1.38%
Other operating expense	861	12.94%	742	13.16%

Total other expenses	$6,645	100.00%	$5,637	100.00%

As a percentage of average earning assets (annualized)		6.87%		6.36%

FINANCIAL CONDITION

GENERAL

The Company’s total assets were $234.3 million at June 30, 2003, an increase of 12.7% or $26.4 million, compared to total assets of $207.9 million at December 31, 2002. Total deposits at June 30, 2003 were $201.2 million, an increase of $18.0 million, or 9.9% from total deposits of $183.2 million at December 31, 2002. Total loans, net of the allowance for loan losses and unearned income increased 15.7%, or $22.2 million to $163.3 million compared to $141.1 million at December 31, 2002. Strong loan demand in the Company’s market areas contributed to the increase in total assets and total loans. The majority of the deposit increase occurred in demand deposits, which were $9.3 million or 17.3% higher. Also, interest-bearing and NOW accounts rose $3.7 million or 7.5%, and time deposits $100,000 or greater increased $3.8 million or 11.0% since December 2002.

LOANS

Total gross loans were $165.8 million at June 30, 2003, compared to $143.5 million at December 31, 2002. Total gross loans represented 70.8% of total assets at June 30, 2003 compared to 69.0% of total assets at December 31, 2002. Total gross loans increased by $22.3 million or 15.6% in the first six months of 2003. The increase in total gross loans in the first six months of 2003 was due to continued strong loan demand in our market areas.

The following table shows the amounts of total loans outstanding by category as of the dates indicated:

Loan Portfolio Composition

	June 30, 2003		December 31, 2002
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Real estate loans:
Construction and development	$65,874	39.73%	$53,246	37.12%
Mortgage loans	53,123	32.04%	44,272	30.86%
Commercial loans	40,511	24.43%	38,305	26.70%
Consumer loans	1,450	0.87%	1,583	1.11%
Equity lines of credit	3,938	2.37%	4,697	3.27%
Credit card and other loans	927	0.56%	1,351	0.94%

Total gross loans	165,823	100.00%	143,454	100.00%

Less:
Unearned income	(707)		(570)
Allowance for loan losses	(1,799)		(1,772)

Total net loans	$163,317		$141,112

NON-PERFORMING ASSETS

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

Nonperforming assets include loans for which interest is no longer accruing, loans 90 or more days past due, restructured loans and other real estate owned. Nonperforming assets at June 30, 2003 increased $175,000 to $756,000, compared to $581,000 at December 31, 2002, representing 0.46% and 0.41% of gross loans, respectively. This increase was caused by one 1 – 4 family residential construction loan for $491,000 and six commercial loans for $235,000 placed on nonaccrual status during the second quarter of 2003. There were three mortgage loans for $394,000 on nonaccrual status on December 31, 2002, that were removed from nonaccrual during the first and second quarters of 2003.

The following table provides information with respect to all nonperforming assets as of June 30, 2003 and 2002, and December 31, 2002:

Nonperforming Assets

	June 30, 2003	December 31, 2002	June 30, 2002

	(Dollars in Thousands)
Nonaccrual loans:[10]
Real estate loans:
Construction and development	$491	$—	$—
Mortgage loans	—	394	200
Commercial loans	246	—	7
Consumer loans	—	—	—
Equity lines of credit	—	—	—
Credit card and other loans	19	—	—

Total nonaccrual loans	$756	$394	$207

Loans 90 days or more past due (as to principal or interest) and still accruing:
Real estate loans:
Mortgage loans	—	50	—
Commercial loans	—	137	—
Consumer loans	—	—	—
Equity lines of credit	—	—	—
Credit card and other loans	—	—	—

Total loans 90 days or more past due and still accruing	$—	$187	$—

Restructured loans[11]	$—	$—	$—

Total nonperforming loans	$756	$581	$207
Other real estate owned	—	—	—

Total nonperforming assets	$756	$581	$207

Nonperforming loans as a percentage of total gross loans[12]	0.46%	0.41%	0.15%
Nonperforming assets as a percentage of total loans and other real estate owned	0.46%	0.41%	0.15%
Allowance for loan losses to nonperforming loans	237.96%	304.99%	769.08%
Allowance for loan losses	$1,799	$1,772	$1,592

10 During the six months ended June 30, 2003, no income related to these loans was included in net income. Additional interest income of approximately $9,000, would have been recorded for the six months ended June 30, 2003 if these loans had been paid in accordance with their original terms and had been outstanding throughout the applicable period then ended or, if not outstanding throughout the applicable period then ended, since origination.

11 A “restructured loan” is one the terms of which were negotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.

12 Total loans are gross of the allowance for loan losses and net of deferred fees.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses totaled $1.8 million at June 30, 2003 and December 31, 2002. The procedures for monitoring the adequacy of the allowance, as well as detailed information concerning the allowance itself, are included below.

The allowance for loan losses is increased by the provision for loan losses and decreased by loan charge-offs, and increased for loan recoveries. The adequacy of the allowance for loan losses is measured in the context of several key ratios and factors including: (1) the ratio of the allowance to total outstanding loans; (2) the ratio of total nonperforming loans to total loans; and, (3) the ratio of net charge-offs (recoveries) to average loans outstanding. Additional factors considered in establishing an appropriate allowance include a careful assessment of the financial condition of the borrower; a realistic determination of the value and adequacy of underlying collateral; the condition of the local economy and the condition of the specific industry of the borrower; comprehensive analysis of the levels and trends of loan categories; and a review of delinquent and classified loans.

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

The allowance for loan losses as a percentage of total loans outstanding as of June 30, 2003 was 1.09%, as compared to 1.14% at June 30, 2002. The allowance for loan losses as a percentage of total non-performing assets was 237.96% at June 30, 2003 as compared to 769.08% at June 30, 2002. The $22.2 million loan growth from December 31, 2002 through June 30, 2003 caused some of the ratios to decline and others to rise from prior reported periods. However, management has determined that the allowance for loan losses is adequate given the level of loans and nonperforming assets. One of the procedures used for monitoring the loan portfolio is migration analysis. Based on the results of this program, in addition to management’s determination, the amount of the allowance is increased or decreased. Net loan charge-offs during the first six months of 2003 approximated $183,000 or only 0.12% of average total loans, compared to $29,000 or only 0.02% of average total loans during the same period in 2002.

The following table summarizes the changes in the allowance for loan losses for the periods indicated:

Allowance for Loan Losses

	Six Months Ended June 30,		Year Ended December 31,
	2003	2002	2002
	(Dollars in Thousands)
Balances:
Average total loans outstanding during period	$153,865	$130,566	$134,169

Total loans outstanding at end of period, net of unearned income	$165,116	$139,677	$142,884

Allowance for Loan Losses:
Balance at beginning of period	$1,772	$1,460	$1,460
Charge-offs:
Real estate loans:
Construction and development	—	—	49
Mortgage loans	—	—	—
Commercial loans	206	16	71
Consumer loans	1	23	65
Equity lines of credit	—	—	—
Credit card and other loans	2	1	9

Total charge-offs	209	40	194

Recoveries:
Real estate loans:
Construction and development	—	—	3
Mortgage loans	4	2	—
Commercial loans	8	3	15
Consumer loans	14	6	11
Equity lines of credit	—	—	—
Credit card and other loans	—	—	—

Total recoveries	26	11	29

Net charge-offs	(183)	(29)	(165)
Provision charged to operations	210	161	477
Allowance for loan losses balance, end of period	$1,799	$1,592	$1,772

Ratios:[13]
Net loan charge-offs to average total loans	0.12%	0.02%	0.12%
Allowance for loan losses to average total loans	1.17%	1.22%	1.32%
Allowance for loan losses to total loans at end of period	1.09%	1.14%	1.24%
Allowance for loan losses to total nonperforming loans	237.96%	769.08%	304.99%
Net loan (charge-offs) recoveries to allowance for loan losses at end of period	10.17%	1.82%	9.31%
Net loan (charge-offs) recoveries to provision for loan losses	87.14%	18.01%	34.59%

13 Total loans are gross of the allowance for loan losses and net of deferred fees.

The following table summarizes the allocation of the allowance for loan losses at June 30, 2003 and December 31, 2002:

Allocation of Allowance for Loan Losses

	June 30, 2003		December 31, 2002
Balance at End of Period Applicable to	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans
	(Dollars in Thousands)
Real estate loans:
Construction and development	$704	39.73%	$671	37.12%
Mortgage loans	323	32.04%	357	30.86%
Commercial loans	695	24.43%	596	26.70%
Consumer loans	45	0.87%	78	1.11%
Equity lines of credit loans	32	2.37%	70	3.27%
Credit card and other loans	—	0.56%	—	0.94%

Total allowance for loan loss	$1,799	100.00%	$1,772	100.00%

Total loans net of unearned income	$165,116		$142,884

INVESTMENTS

1st Centennial’s investment portfolio provides income to the Company and also serves as a source of liquidity. Total yield, maturity and risk are among the factors considered in building the investment portfolio. Pursuant to FASB 115, securities must be classified as “held to maturity,” “available for sale,” or “trading securities.” Those securities held in the “available for sale” category must be carried on the Company’s books at fair market value. At June 30, 2003 and December 31, 2002, 100% of the investment securities owned by the Company were classified as “Available for Sale.”

At June 30, 2003, the Company’s investment portfolio at fair value consisted of $23.4 million in mortgage-backed securities, $4.5 million in municipal bonds, $487,000 of marketable equity securities, and $266,000 in U.S. Treasury obligations for a total of $28.7 million. At December 31, 2002 the totals were $27.6 million, $4.5 million, $487,000 and $269,000 respectively for a total of $32.8 million. The $4.1 million or 12.5% decrease in the Company’s investment portfolio was due to maturities and principal paydowns in mortgage-backed securities.

The Company also has investments in interest-bearing time certificates of deposit at other financial institutions totaling $5.1 million at June 30, 2003 versus $5.2 million at December 31, 2002. Overnight federal funds sold totaled $10.0 million at June 30, 2003, versus $2.0 million at December 31, 2002. A portion of the increase in fed funds sold was a result of $4.9 million from the sale of common stock in May, 2003. The rest of the increase came from deposit growth.

The following table is a comparison of amortized cost and fair value of investment securities at June 30, 2003 and December 31, 2002:

Investment Portfolio

	June 30, 2003				December 31, 2002
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in Thousands)
Available for Sale:
Mortgage-backed securities	$23,160	$227	$—	$23,387	$27,152	$423	$—	$27,575
Obligations of state and local governments	4,248	280	—	4,528	4,357	134	—	4,491
Marketable equity securities	487	—	—	487	487	—	—	487
U.S. Treasury obligations	255	11	—	266	256	13	—	269

Total	$28,150	$518	$—	$28,668	$32,252	$570	$—	$32,822

DEPOSITS

Total deposits increased by $18.0 million, or 9.9%, to $201.2 million at June 30, 2003 from $183.2 million at December 31, 2002. Noninterest-bearing demand deposits at June 30, 2003, were $63.2 million, an increase of $9.3 million, or 17.3% from $53.9 million at December 31, 2002. Interest bearing and NOW accounts increased 7.5%, or $3.7 million to $52.7 million at June 30, 2003 from $49.0 million at December 31, 2002. Savings and time deposits increased by $5.0 million to $85.4 million at June 30, 2003 from $80.3 million at December 31, 2002. Through June 30, 2003 noninterest bearing demand deposits and time deposits $100,000 or greater rose as a percentage of average total deposits and increased to 29.92% and 19.43% from 26.03% and 16.95%, respectively, as of December 31, 2002 year-to-date average balances. The increase in the preceding average deposit balance mixes reduced the deposit mix percentages for the rest of the deposit categories.

The Company’s cost of funds is the result of total interest expense on total deposits and other interest-bearing liabilities as a percent of average total deposits and average other interest-bearing liabilities. For the six months ended June 30, 2003, cost of funds was 1.55% compared to 1.74% for the same period in 2002. The decrease in the cost of funds is primarily the result of higher rate certificates of deposit maturing and being replaced by certificates of deposit that reflect the current rate environment.

The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated:

       Average Deposits and Other Borrowings

	Six Months Ended June 30, 2003		Year Ended December 31, 2002
	Average Balance	Average Rate[14]	Average Balance	Average Rate[14]
	(Dollars in Thousands)
Demand deposits, noninterest bearing	$56,664	0.00%	$46,483	0.00%

Interest-bearing deposits:
Interest-bearing demand deposits	17,154	0.32%	19,209	0.21%
Money market deposits	34,091	1.11%	33,793	0.88%
Savings deposits	16,813	0.66%	18,145	0.55%
Time deposits $100,000 or greater	36,802	2.49%	30,260	3.09%
Other time deposits	27,854	1.40%	30,667	2.19%

Total interest-bearing deposits	$132,714	1.39%	$132,074	1.55%

Other borrowings	$4,279	1.37%	$3,920	4.23%

Redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures	$6,000	5.21%	$3,046	5.38%

Total deposits and other borrowings	$199,657	1.11%	$185,523	1.28%

Average rate excluding noninterest bearing demand deposits		1.55%		1.71%

14 Rates for these periods on which calculations are based have been annualized.

The following tables sets forth the scheduled maturities of time certificates of deposit accounts outstanding in amounts of $100,000 or more at June 30, 2003 and December 31, 2002:

Maturities of Time Deposits of
$100,000 or More at June 30, 2003
(Dollars in Thousands)

Three months or less	$10,284
Over three months through twelve months	24,714
Over one year through three years	1,239
Over three years	2,169

Total	$38,406

Maturities of Time Deposits of
$100,000 or More at December 31, 2002
(Dollars in Thousands)

Three months or less	$11,525
Over three months through twelve months	20,478
Over one year through three years	450
Over three years	2,122

Total	$34,575

LIQUIDITY

The Company’s liquidity is primarily a reflection of 1st Centennial’s ability to acquire funds to meet loan demand and deposit withdrawals, and to service other liabilities as they come due. 1st Centennial has adopted policies to maintain a relatively liquid position so it can respond to changes in the financial environment and ensure sufficient funds are available to meet those needs. Generally, 1st Centennial’s major sources of liquidity are customer deposits, sales and maturities of investment securities, the use of federal funds markets, borrowings from the Federal Home Loan Bank (FHLB) and net cash provided by operating activities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments, which are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors, are not. Liquid asset balances include cash, amounts due from other banks, federal funds sold, and securities available-for-sale. To augment liquidity, 1st Centennial Bank has Federal Funds borrowing arrangements with three correspondent banks totaling $8 million, and a secured line of credit with the FHLB.

The Company’s liquidity ratio, which is a measure of liquid assets to deposits and short-term liabilities, showed a decline at the end of the second quarter of 2003 due to an increase in pledged securities to securitize short-term borrowings from the FHLB. The liquidity ratio to ending assets and ending deposits was 24.97% and 28.81% at the end of December 2002, respectively, and dropped to 18.06% and 21.02% by the end of June 2003. Management’s goal is to maintain a ratio of liquidity to assets of 20% or greater. Liquidity to assets is temporarily below management’s goal of 20%, but expected cash flows from loan payoffs and new incoming deposits should result in the Company’s ratio returning to 20% or greater. Management is also of the opinion that the standby funding sources it has arranged are more than sufficient to meet 1st Centennial’s current and anticipated short-term liquidity needs.

The following table sets forth certain information with respect to 1st Centennial’s liquidity as of June 30, 2003 and December 31, 2002.

Liquidity

	June 30, 2003	December 31, 2002
	(Dollars in Thousands)
Cash and due from banks	$12,024	$12,010
Federal funds sold	9,995	2,010
Interest earning deposits	5,071	5,151
Unpledged securities, at fair market value[15]	15,213	32,734

Total liquid assets	$42,303	$51,905

Liquidity ratios:
Ending assets	18.06%	24.97%
Ending deposits[16]	21.02%	28.81%

ASSET/LIABILITY MANAGEMENT

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

The fundamental objective of 1st Centennial’s management of its assets and liabilities is to maximize the economic value of 1st Centennial while maintaining adequate liquidity and an exposure to interest rate risk deemed by management to be acceptable. Management believes an acceptable degree of exposure to interest rate risk results from the management of assets and liabilities through maturities, pricing and mix to attempt to neutralize the potential impact of changes in market interest rates. 1st Centennial’s profitability is dependent to a large extent upon its net interest income, which is the difference between its interest income on interest-earning assets such as loans and securities, and its interest expense on interest-bearing liabilities, such as deposits and borrowings. 1st Centennial, like other financial institutions, is subject to interest rate risk to the degree that their interest-earning assets reprice differently than their interest-bearing liabilities, and not at the same time, or to the same magnitude. 1st Centennial manages their mix of assets and liabilities with the goal of limiting its exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds. Interest income and interest expense are affected by general economic conditions and by competition in the marketplace. 1st Centennial’s interest and pricing strategies are driven by its asset-liability management analyses and by local market conditions.

15 The decrease in unpledged securities of $17.5 million was the result of increased collateral at the Federal Home Loan Bank to support a secured borrowing line of credit.
16 Less pledged public deposits of zero on June 30, 2003 and $3,000 on December 31, 2002.

In addition, 1st Centennial studies the net change in interest income and net interest margin given immediate, parallel interest rate shocks over a 12-month horizon. 1st Centennial’s goal is to manage the effect of these changes within Board-established parameters for up/down 100 and 200 basis points. Shown below are possible changes to the net interest margin based upon the model’s program under 100 and 200 basis point increases or decreases as of June 30, 2003:

Change (in Basis Points)	Net Interest Income (next twelve months)	Change in Net Interest Income	% Change in Net Interest Income	Net Interest Margin
(Dollars in Thousands)
+ 200	$13,874	$1,906	15.93%	6.67%
+ 100	12,891	923	7.71%	6.20%
0	11,968	—	—	5.76%
- 100	11,096	(872)	(7.29%)	5.34%
- 200	10,190	(1,778)	(14.86%)	4.91%

These results indicate the effect of immediate rate changes, and does not consider the yield from reinvesting in short-term versus long-term instruments. The above table shows values in a sudden, significant upward or downward movement, which is highly unlikely due to the historically low rates at 1st Centennial at June 30, 2003. However, the results indicated by the report, are considered acceptable by management.

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

The Company and its subsidiary are required to maintain the following minimum ratios: Total risk based capital ratio of at least 8%, Tier 1 Risk-based capital ratio of at least 4%, and a leverage ratio of at least 4%. Total capital is classified into two components: Tier 1 (common shareholders equity, qualifying perpetual preferred stock to certain limits, trust preferred securities to certain limits, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles) and Tier 2 (supplementary capital including allowance for possible credit losses, certain preferred stock, eligible subordinated debt, and other qualifying instruments). Under the established guidelines, the Company has attained the highest level of capitalization, characterized as “Well Capitalized.” It is the intent of the Company to continue to maintain “Well Capitalized” risk-based capital ratios.

Total stockholders’ equity was $23.3 million at June 30, 2003, compared to $17.2 million at December 31, 2002. The increase of $6.1 million or 35.5% in the second quarter of 2003 was primarily due to $4,871,000 in net proceeds from the sale of 225,000 shares of common stock and $941,000 in year-to-date net income.

The following table illustrates the capital and prompt corrective action guidelines applicable to the Company and 1st Centennial Bank, as well as their total risk-based capital ratios, Tier 1 capital ratios and leverage ratios as of June 30, 2003 and December 31, 2002:

	Risk-based capital ratios

	At 6/30/03	At 12/31/02	Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions	Minimum Capital Requirement
1st Centennial Bancorp:
Total Risk-Based capital ratio	14.74%	13.27%	10.00%	8.00%
Tier 1 Risk-Based capital ratio	13.08%	10.87%	6.00%	4.00%
Tier 1 Leverage Ratio	10.67%	8.28%	5.00%	4.00%
1st Centennial Bank:
Total Risk-Based capital ratio	13.56%	11.84%	10.00%	8.00%
Tier 1 Risk-Based capital ratio	12.43%	10.58%	6.00%	4.00%
Tier 1 Leverage Ratio	10.17%	8.09%	5.00%	4.00%

Of the Company’s $23.8 million of Tier 1 capital at June 30, 2003, $5.0 million consisted of Trust Preferred Securities. Trust Preferred Securities up to the amount of 25% of Tier 1 capital are considered to be Tier 1 capital for regulatory purposes, but long-term debt in accordance with generally accepted accounting principles. The remainder of the $6 million in Trust Preferred Securities is considered Tier 2 capital.

On May 21, 2003, the Company completed a public stock offering of 225,000 shares of its Common Stock at a purchase price of $23.00 per share. The offering was fully subscribed and the net proceeds to the Company were approximately $4.9 million.

ITEM 3.   CONTROLS AND PROCEDURES

(a)     Evaluation of Disclosure Controls and Procedures

1st Centennial’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of 1st Centennial’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c) as of a date within 45 days of the filing date of this quarterly report (the “Evaluation Date”) have concluded that as of the Evaluation Date, 1st Centennial’s disclosure controls and procedures were adequate and effective to ensure that material information relating to 1st Centennial and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

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

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In March of 2003 the Company entered into a settlement agreement as a result of a mediation with respect to two actions brought by the former president of 1st Centennial against us and certain of our officers and employees. The actions, as described in the Company's March 2003 10QSB, filed May 15, 2003, have been settled. Both actions were settled by payment to plaintiff of a cash settlement of $25,000 by us plus an additional payment by our insurance company, and the agreement of 1st Centennial to issue an aggregate of 12,960 shares of its common stock in a private placement to Mr. Spencer. Pursuant to the settlement agreement, Mr. Spencer purchased these shares on April 3, 2003 at a cost of $10.01 per share, which is equivalent to the average price of stock options, which were cancelled when Mr. Spencer was terminated by 1st Centennial. The issuance of these shares to Mr. Spencer resulted in an increase in the Company’s contributed capital in the amount of $130,000. However, from an earnings standpoint, the transaction resulted in an earnings charge to the Company during the second quarter of 2003 in the amount of $165,000 representing the difference between the aggregate purchase price of the shares paid to the Company and the fair market value of those shares at the time of the purchase.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

In April 2003 the Company commenced an offering of 225,000 shares of common stock at a price of $23.00 per share, pursuant to a Registration Statement filed on Form SB-2 (Registration No. 333-10374), which was declared effective on April 18, 2003. The offering was conducted on a “best efforts” basis by the Company together with Western Financial Corporation as standby placement agent. The offering was fully subscribed and terminated on May 22, 2003. The total gross proceeds were $5,175,000 with a cost of $304,000 leaving net proceeds of $4,871,000.

On May 24, 2003 1st Centennial contributed all of the net proceeds of the offering to its subsidiary, 1st Centennial Bank, as a capital infusion. The Bank used the proceeds for general working capital purposes, including the repurchase of loan participations previously sold to other financial institutions, funding for loans and to support future growth.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on April 22, 2003, but because a quorum was not present, it was adjourned to May 13, 2003. At the meeting, the following individuals were elected to serve as members of the Company’s Board of Directors until the 2004 Annual Meeting of Shareholders and until their successors are elected and have qualified:

	For	Against or Withheld/ Abstained	Broker Non-Votes
James R.Appleton	685,648	2,447	0
Bruce J.Bartells	685,648	2,447	0
Carole H.Beswick	683,895	4,200	0
Irving M.Feldkamp, III	685,648	2,447	0
Larry Jacinto	683,723	4,372	0
Ronald J.Jeffrey	685,648	2,447	0
William A.McCalmon	683,723	4,372	0
Patrick J.Meyer	685,648	2,447	0
Richard Sanborn	685,648	2,447	0
Timothy P.Walbridge	685,648	2,447	0
Stanley C.Weisser	683,895	4,200	0
Douglas F.Welebir	685,648	2,447	0

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

Exhibit Number	Description of Exhibits

3.1	Articles of Incorporation of Centennial First Financial Services. (Incorporated by reference from Exhibit to the Company’s Registration Statement on Form S-4 filed on October 20, 1999.)

3.2	Amendment to Articles of Incorporation of Centennial First Financial Services filed May 5, 2000 (Incorporated by reference to Exhibit to Company’s Form 10-QSB for the quarter ended June 30, 2002.)

3.3	Amendment to Articles of Incorporation of Centennial First Financial Services filed February 18, 2003 (Incorporated by reference to Exhibit to Company’s Form SB-2 filed on March 13, 2003.

3.4	Restated By-Laws of Centennial First Financial Services (Incorporated by reference from Exhibit to the Company’s Form 10-QSB for the quarter ended June 30, 2002.)

10.1	Brea Branch Lease, dated September 20, 2000 (Incorporated by reference from Exhibit to the Company’s Registration Statement on Form SB-2 filed on March 21, 2001.)

10.2	Form of Indemnification Agreement (Incorporated by reference from Exhibit to the Company’s Registration Statement on Form SB-2 filed on March 21, 2001.)

10.3	Employment Agreement of Richard Sanborn, dated December 1, 2000 (Incorporated by reference from Exhibit to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001.)

10.4	Salary Continuation plan of Timothy P. Walbridge, dated August 1, 2001 (Incorporated by reference from Exhibit to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001.)

10.5	Salary Continuation plan for Beth Sanders, dated October 1, 2001 (Incorporated by reference from Exhibit to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001.)

10.6	Salary Continuation plan of Richard Sanborn, dated October 1, 2001 (Incorporated by reference from Exhibit to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001.)

10.7	Employment Agreement of Timothy P. Walbridge, dated December 1, 2001 (Incorporated by reference from Exhibit to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001.)

10.8	Employment Agreement of Beth Sanders, dated December 1, 2001 (Incorporated by reference from Exhibit to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001.)

10.9	Amendment to Salary Continuation plan of Timothy P. Walbridge, dated December 1, 2001 (Incorporated by reference from Exhibit to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001.)

10.10	Amendment to Salary Continuation plan of Richard Sanborn, dated December 1, 2001 (Incorporated by reference from Exhibit to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001.)

10.11	Redlands Centennial Bank Employee Stock Ownership Plan, dated February 1, 2000 (Incorporated by reference from Exhibit to Form 10-QSB for the fiscal quarter ended March 31, 2000.)

10.12	Centennial First Financial Services 2001 Stock Option Plan, as Amended, dated February 20, 2002 (Incorporated by reference from Exhibit to Form 10-QSB for the fiscal quarter ended September 30, 2002.)

10.13	Palomar Community Bank lease dated April 15, 1987 (Incorporated by reference from Exhibit to Form 10-QSB for the fiscal quarter ended March 31, 2002.)

10.14	Indenture for Trust Preferred Securities dated July 11, 2002 (Incorporated by reference from Exhibit to Form 10-QSB for the fiscal quarter ended September 30, 2002.)

10.15	Amended and Restated Declaration of Trust for trust preferred securities dated July 11, 2002 (Incorporated by reference from Exhibit to Form 10-QSB for the fiscal quarter ended September 30, 2002.)

10.16	Guarantee Agreement for Trust Preferred Securities dated July 11, 2002 (Incorporated by reference from Exhibit to Form 10-QSB for the fiscal quarter ended September 30, 2002.)

10.17	Salary Continuation Agreement of Suzanne Dondanville, dated December 17, 2002, filed as exhibit to Form SB-2 dated March 13, 2003.

10.18	Salary Continuation Agreement of Clifford Schoonover, dated December 17, 2002, filed as exhibit to Form SB-2 dated March 13, 2003.

10.19	Salary Continuation Agreement of John Drake, dated August 1, 2002, filed as exhibit to Form SB-2 dated March 13, 2003.

10.20	Amendment to construction department lease dated August 28, 2002, filed as exhibit to Form SB-2 dated March 13, 2003.

10.21	Commercial Lending Group Lease, dated December 23, 2002, filed as exhibit to Form SB-2 dated March 13, 2003.

10.22	Palm Desert Branch lease, dated November 13, 2002, filed as exhibit to Form 10-KSB dated March 17, 2003.

10.23	Amendment to Escondido Branch lease, dated June 6, 2001, filed as exhibit to Form 10-KSB, dated March 17, 2003.

31.1	Certification of Chief Executive Officer (Section 302 Certification)

31.2	Certification of Chief Financial Officer (Section 302 Certification)

32	Certification of Periodic Financial Report (Section 906 Certification)

(B)  REPORTS ON FORM 8-K

1st Centennial Bancorp filed a form 8-K on April 10, 2003 about the Company’s press release that announced its earnings for the first quarter of 2003.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1ST CENTENNIAL BANCORP
(Registrant)

Date	August 13, 2003	/s/ BETH SANDERS

Beth Sanders
Chief Financial Officer
(Principal Accounting Officer, and officer authorized to sign on behalf of the registrant)