Form 10QSB
period 2003-09-30
1ST CENTENNIAL BANCORP
filed 2003-11-07
CIK 1097081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly report under section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

The number of shares of Common Stock of the registrant outstanding as of November 05, 2003 was 1,502,281.

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

September 30, 2003 & December 31, 2002

Dollar amounts in thousands	2003	2002
	(unaudited)
ASSETS
Cash and due from banks	$9,686	$12,010
Federal funds sold	9,535	2,010

Total cash and cash equivalents	19,221	14,020
Interest-bearing deposits in financial institutions	4,991	5,151
Investment securities, available for sale	31,793	32,822
Federal Home Loan Bank stock	363	329
Loans, net	163,187	141,112
Accrued interest receivable	855	673
Premises and equipment, net	2,601	2,626
Goodwill	4,180	4,180
Cash surrender value of life insurance	6,145	5,926
Other assets	1,292	1,019

Total assets	$234,628	$207,858

LIABILITIES
Deposits:
Noninterest-bearing	$60,858	$53,896
Interest-bearing and NOW accounts	56,525	48,985
Savings	19,283	17,676
Time deposits $100,000 or greater	39,005	34,575
Other time deposits	27,738	28,056

Total deposits	203,409	183,188
Accrued interest payable	281	264
Other liabilities	1,015	1,213
Borrowings from Federal Home Loan Bank	—	—
Redeemable Preferred Securities of Subsidiary trust holding solely Junior Subordinated Debentures	6,000	6,000

Total liabilities	210,705	190,665

STOCKHOLDERS’ EQUITY
Common stock, no par value; authorized 10,000,000 shares, issued and outstanding 1,502,281 and 1,202,517 shares at September 30, 2003 and December 31, 2002, respectively	20,456	13,913
Retained earnings	3,092	2,957
Accumulated other comprehensive income	375	323

Total stockholders’ equity	23,923	17,193

Total liabilities and stockholders’ equity	$234,628	$207,858

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

Three and Nine Months Ended September 30, 2003 and 2002 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollar amounts in thousands, except per share amounts	2003	2002	2003	2002
Interest income:
Interest and fees on loans	$3,849	$3,238	$11,086	$9,287
Deposits in financial institutions	64	56	178	161
Federal funds sold	37	30	73	114
Investments	236	375	833	1,197

Total interest income	4,186	3,699	12,170	10,759

Interest expense:
Demand and savings deposits	126	108	396	300
Time deposits $100,000 or greater	211	168	665	566
Other time deposits	98	161	292	674
Interest on borrowed funds	82	90	266	240

Total interest expense	517	527	1,619	1,780

Net interest income	3,669	3,172	10,551	8,979
Provision for loan losses	150	146	360	307

Net interest income after provision for loan losses	3,519	3,026	10,191	8,672

Noninterest income:
Customer service fees	297	258	972	804
Gain from sale of loans	363	162	690	501
Other income	184	222	589	474

Total noninterest income	844	642	2,251	1,779

Noninterest expense:
Salaries and employee benefits	2,136	1,525	5,930	4,296
Net occupancy expense	388	432	1,164	1,115
Other operating expense	992	1,086	3,067	3,269

Total noninterest expense	3,516	3,043	10,161	8,680

Income before provision for income taxes	847	625	2,281	1,771
Provision for income taxes	300	207	793	560

Net income	$547	$418	$1,488	$1,211

Basic earnings per share	$0.36	$0.33	$1.08	$0.96

Diluted earnings per share	$0.35	$0.33	$1.02	$0.95

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2003 and 2002 (unaudited)

Dollar amounts in thousands	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, DECEMBER 31, 2001	$12,964	$2,196	$112	$15,272
Comprehensive income:
Net income	—	1,211	—	1,211
Change in net unrealized gain on investment securities available for sale, after tax effects	—	—	234	234

Total comprehensive income				1,445

Stock dividend	942	(942)	—	—
Cash paid in lieu of fractional shares	—	(3)	—	(3)
Exercise of stock options, including tax benefit	5	—	—	5

BALANCE, SEPTEMBER 30, 2002	$13,911	$2,462	$346	$16,719

BALANCE, DECEMBER 31, 2002	$13,913	$2,957	$323	$17,193
Comprehensive income:
Net income	—	1,488	—	1,488
Change in net unrealized gain on investment securities available for sale, after tax effects	—	—	52	52

Total comprehensive income[1]				1,540

Stock dividend	1,347	(1,347)	—	—
Cash paid in lieu of Fractional shares	—	(6)	—	(6)
225,000 shares common stock – New Issue	4,871			4,871
Private placement – Common stock	165			165
(See Note 6)
Exercise of stock options, including tax benefit	160	—	—	160

BALANCE, SEPTEMBER 30, 2003	$20,456	$3,092	$375	$23,923

[1]	Change in net unrealized gain on investment securities available for sale, after tax effects for the three months ended September 30, 2003 and 2002 was $80,000 and $34,000, respectively, and $375,000 and $346,000 for the nine months ended September 30, 2003 and 2002 respectively. This resulted in total comprehensive income of $627,000 and $452,000 for the three months ended September 30, 2003 and 2002 respectively, and $1,540,000 and $1,445,000 for the nine months ended September 30, 2003 and 2002 respectively.

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2003 and 2002 (unaudited)

Dollar amounts in thousands	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,488	$1,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	500	425
Provision for loan losses	360	307
Loss from sale of securities	5	—
Gain from sale of loans	(690)	(554)
Amortization of deferred loan fees	(603)	(387)
Amortization of excess purchase value of deposits	(109)	(133)
Amortization of excess purchase value of loans	—	112
Deferred income tax (benefit) provision	(34)	438
Amortization of premiums on investment securities available for sale	425	191
Increase in cash surrender value of life insurance	(235)	(144)
Decrease (increase) in assets:
Accrued interest receivable	(182)	68
Other assets	51	1,326
Increase (decrease) in liabilities:
Accrued interest payable	17	(96)
Other liabilities	(198)	(837)

Net cash provided by operating activities	795	1,927

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in interest-bearing deposits in financial institutions	160	974
Activity in available for sale securities:
Net sales and maturities	651	5,790
Purchases of Federal Home Loan Bank stock	(34)	35
Net increase in loans	(21,142)	(11,030)
Additions to bank premises and equipment	(475)	(445)

Net cash used in investing activities	(20,840)	(4,676)

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Nine Months Ended September 30, 2003 and 2002 (unaudited)

Dollar amounts in thousands	2003	2002
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand and savings deposits	$16,109	$3,128
Net increase (decrease) in time deposits	4,112	(4,820)
Proceeds from Federal Home Loan Bank borrowing	—	—
Repayment of long-term debt	—	(3,500)
Issuance of Trust Preferred Securities		6,000
Net proceeds from common stock issuance	4,871	—
Net proceeds from private placement common stock issuance	130
Cash paid in lieu of fractional shares	(6)	(3)
Proceeds from exercise of stock options	30	5

Net cash provided by financing activities	25,246	810

Net (decrease) increase in cash and cash equivalents	5,201	(1,939)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,020	17,543

CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,221	$15,604

SUPPLEMENTARY INFORMATION
Interest paid	$1,602	$1,876

Income taxes paid	$1,020	$590

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial information included herein has been prepared in conformity with the accounting principles and practices of 1st Centennial Bancorp’s (the “Company”) consolidated financial statements, Note 1, included in the Annual Report for the year ended December 31, 2002. The accompanying interim consolidated financial statements contained herein are unaudited. However, in the opinion of the Company, all adjustments, consisting of normal recurring items necessary for a fair presentation of the operating results for the periods shown, have been made. The results of operations for the nine months ended September 30, 2003 may not be indicative of operating results for the year ending December 31, 2003. Certain prior year and prior quarter amounts have been reclassified to conform to current classifications. Cash and cash equivalents consist of cash, due from banks, and federal funds sold.

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

The weighted-average number of shares used in computing basic and diluted earnings per share is as follows:

	Earnings per share calculation For the three months ended September 30, (In thousands, except per share amounts)
	2003			2002
	Net Income	Weighted Average Shares	Per share Amount	Net Income	Weighted Average Shares	Per share Amount[2]
Basic earnings per share	$547	1,502	$0.36	$418	1,262	$0.33

Effect of dilutive shares: assumed exercise of outstanding options	—	83	(0.01)	—	10	—

Diluted earnings per share	$547	1,585	$0.35	$418	1,272	$0.33

	Earnings per share calculation For the nine months ended September 30, (In thousands, except per share amounts)
	2003			2002
	Net Income	Weighted Average Shares	Per share Amount	Net Income	Weighted Average Shares	Per share Amount[2]
Basic earnings per share	$1,488	1,380	$1.08	$1,211	1,262	$0.96

Effect of dilutive shares: assumed exercise of outstanding options	—	83	(0.06)	—	10	(0.01)

Diluted earnings per share	$1,488	1,463	$1.02	$1,211	1,272	$0.95

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

	Three Months Ending September 30,		Nine Months Ending September 30,
	2003	2002[2]	2003	2002[2]
Net income:
As reported	$547,000	$418,000	$1,488,000	$1,211,000
Pro forma	533,000	251,000	1,253,000	954,000

Compensation cost, net of taxes	$14,000	$167,000	$235,000	$257,000

Basic earnings per share:
As reported	$0.36	$0.33	$1.08	$0.96
Pro forma	0.35	0.20	0.91	0.76

Diluted earnings per share:
As reported	$0.35	$0.33	$1.02	$0.95
Pro forma	0.34	0.20	0.86	0.75

[2]	The 2002 earnings per share calculations have been adjusted for the 5% stock dividend declared to shareholders of record on February 7, 2003, and distributed March 7, 2003.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for options granted during the first nine months of 2003 and 2002; no dividend yield; expected volatility of 20.11% and 17.05% respectively; risk-free interest rate of 4.27% and 3.87% respectively, and expected life of ten years for both.

Note 4. OFF-BALANCE SHEET COMMITMENTS

In the normal course of business, there are various commitments outstanding, such as commitments to extend credit, which are not reflected in the financial statements. At September 30, 2003 and December 31, 2002, such commitments included approximately $1,564,000 and $130,000, respectively, of standby letters of credit, approximately $91,842,000 and $67,545,000, respectively, of undisbursed lines of credit and undisbursed loans in process, and $1,531,000 and $1,424,000 respectively of available credit card lines. The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

Note 5. MERGER OF PALOMAR COMMUNITY BANK AND 1ST CENTENNIAL BANK

On May 24, 2002 Palomar Community Bank, which was previously a separate wholly-owned subsidiary of 1st Centennial Bancorp, surrendered its state charter and was merged into and became a branch of 1st Centennial Bank. 1st Centennial Bancorp initially acquired Palomar Community Bank on August 17, 2001.

Note 6. LAWSUIT SETTLEMENT

Refer to June 30, 2003 Form 10-QSB filed on August 13, 2003, under the caption “Legal proceedings” on page 35.

Note 7. COMMON STOCK OFFERING

Refer to June 30, 2003 Form 10-QSB filed on August 13, 2003, under the caption “Changes in securities and use of proceeds” on page 35.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1st Centennial Bancorp (the “Company”) is the holding company for 1st Centennial Bank (the “Bank”) in Redlands, California. This discussion focuses primarily on the results of operations of the Company on a consolidated basis for the three months and nine months ended September 30, 2003 and 2002, and the financial condition of the Company as of September 30, 2003 and December 31, 2002. Consolidated results of operations for the nine months ended September 30, 2003 include Palomar Community Bank as a branch of 1st Centennial Bank. Consolidated results of operations for the nine months ended September 30, 2002 include Palomar Community Bank as a separate subsidiary of 1st Centennial Bancorp. (See note 5 on page 9.)

Management’s discussion and analysis is written to provide greater insight into the results of operations and the financial condition of the Company and its subsidiaries. For a more complete understanding of the Company and its operations, reference should be made to the financial statements included in this report and in the Company’s 2002 Annual Report on Form 10-KSB.

Certain statements in this Report on Form 10-QSB constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, possible future deteriorating economic conditions in the Company’s areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; risks of available-for-sale securities declining significantly in value as interest rates rise or issuer’s of such securities suffering financial losses; and regulatory risks associated with the variety of current and future regulations to which the Company is subject. All of these risks could have a material adverse impact on the Company’s financial condition, results of operations or prospects, and these risks should be considered in evaluating the Company. For additional information concerning these factors, refer to the Company’s 10-KSB for the year ended December 31, 2002.

CRITICAL ACCOUNTING POLICY

1st Centennial’s financial statements are prepared in accordance with accounting principles generally accepted in the United States. The financial information contained within these statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, Management has identified its most critical accounting policy to be that related to the allowance for loan losses. 1st Centennial Bancorp’s allowance for loan loss methodologies incorporate a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan losses that Management believes is appropriate at each reporting date.

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

As 1st Centennial adds new products, increases the complexity of its loan portfolio, and expands its geographic coverage, it will enhance its methodologies to keep pace with the size and complexity of the loan portfolio. Management might report a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with 1st Centennial’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management’s Discussion and Analysis section entitled “Financial Condition - Allowance for Loan Losses.” Although Management believes the level of the allowance as of September 30, 2003 is adequate to absorb losses inherent in the loan portfolio, a decline in the local economy may result in increasing losses that cannot reasonably be predicted at this time.

RESULTS OF OPERATIONS

The Company reported net income of $547,000 or $0.36 per basic share and $0.35 per diluted share for the third quarter of 2003 and $1,488,000 or $1.08 per basic share and $1.02 per diluted share for the first nine months of 2003. This compares to net income of $418,000, or $0.33 per basic share and diluted share, and $1,211,000 or $0.96 per basic share and $0.95 per diluted share for the same periods in 2002. Earnings per share for 2002 have been restated to reflect the 5% stock dividend paid in March 2003.

Return on average assets and return on average equity for the third quarter of 2003 was 0.91% and 9.27% respectively, as compared to 0.77% and 10.07% respectively, for the same period in 2002. Return on average assets and return on average equity for the nine months ended September 30, 2003 was 0.88% and 9.81% respectively, as compared to 0.77% and 10.03% respectively, for the same period in 2002. Average interest-earning assets for the first nine months of 2003 grew $23.1 million or 13.0%, and net income was $277,000 or 22.9% higher compared to this same period in 2002. This increased the return on average assets. The decrease in return on average equity is due in part, to more equity in 2003 than in 2002 as a result of the sale and issuance of 225,000 shares in a public stock offering completed in May of 2003. The Company’s focus is on steady, controlled asset growth while at the same time emphasizing increased income from interest and fee sources.

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

Third quarter analysis. The Company’s net interest margin was 6.83% for the third quarter of 2003, compared to 7.10% for the same period in 2002. The rate paid on total average interest bearing deposits, other borrowings, and redeemable preferred securities decreased by 0.21% to 1.36% in the third quarter of 2003, compared to 1.57% for the same period in 2002. The decrease was primarily the result of the higher rate certificates of deposit maturing and renewed at lower interest rates that reflect the current market, coupled with the replacement of higher interest borrowings with lower interest borrowings. The reason for the decrease in the net interest margin was the decrease in yield in total investments from the current market’s lower interest rates.

The Company reported total interest income of $4.2 million for the third quarter of 2003, which represented an increase of $487,000 or 13.2%, over total interest income of $3.7 million for the same period in 2002. The increase in total interest income for the third quarter of 2003 compared to 2002 was primarily due to an increase of approximately $611,000 in interest and fees on loans. This increase is attributed to an increase in the average balance of total loans outstanding for the third quarter of 2003, compared to 2002.

The Company reported total interest expense of $517,000 for the third quarter of 2003, which represented a decrease of $10,000, or 1.9%, from total interest expense of $527,000 for the same period in 2002.

For the third quarter of 2003, net interest income before the provision for loan losses was $3.7 million. This represented an increase of $497,000, or 15.7%, over net interest income of $3.2 million for the same period in 2002. The increase in net interest income for the third quarter of 2003 compared to 2002 was primarily the result of a $26.0 million increase in average total loans. Average total loans increased from $138.2 million for the three months ended September 30, 2002 to $164.2 million for the same period in 2003. Total interest earning assets averaged $213.1 million for the three months ended September 30, 2003, which represents an increase of $35.9 million, or 20.2%, compared to average total interest earning assets of $177.3 million for the same period of 2002.

Nine month analysis. The Company’s year-to-date net interest margin was 7.00% for the first nine months of 2003, compared to 6.73% for the same period in 2002. The year-to-date rate paid on total average interest bearing deposits, other borrowings, and redeemable preferred securities decreased by 0.21% to 1.49% in the first nine months of 2003, compared to 1.70% for the same period in 2002. The decrease was primarily the result of the higher rate certificates of deposit maturing and renewed at lower interest rates that reflect the current market. The reason for the increase in the net interest margin was an increase in the volume of earning assets and a small increase in the yield discussed below coupled with a decline in rates on interest-bearing liabilities. The Company’s reference rate averaged 4.75% during the first nine months of 2002, compared to 4.16% for the first nine months of 2003.

The Company reported total interest income of $12.2 million for the nine months ended September 30, 2003, which represented an increase of $1.4 million or 13.1%, over total interest income of $10.8 million for the nine months ended September 30, 2002. The increase in total interest income for the first nine months of 2003 compared to 2002 was primarily due to an increase of approximately $1.8 million in interest and fees on loans. The increase in interest and fees on loans was due to an increase in the average balance of total loans outstanding for the first nine months of 2003 compared to 2002. The continued low interest rates during the first nine months of 2003 kept some of our variable rate loans at their interest rate floors, which helped maintain a higher loan yield.

The Company reported total interest expense of $1.6 million for the nine months ended September 30, 2003, which represented a decrease of $161,000, or 9.0%, over total interest expense of $1.8 million for the nine months ended September 30, 2002. The decrease was primarily the result of the higher rate certificates of deposit maturing and renewed at lower interest rates that reflect the current market. The decrease in the cost of average interest-bearing liabilities, including borrowed funds, was also influenced by a decrease in the cost of borrowed funds. The cost of borrowed funds was 3.73% for the nine months ended September 30, 2003 compared to 4.38% for the same period in 2002, primarily due to the replacement of higher interest borrowings with lower interest borrowings.

For the nine months ended September 30, 2003, net interest income before the provision for loan losses was $10.6 million. This represented an increase of $1.6 million, or 17.8%, over net interest income of $9.0 million for the nine months ended September 30, 2002. The increase in net interest income for the first nine months of 2003 compared to 2002 was primarily the result of a $24.2 million increase in average total loans and a 9 basis point increase in average loan yield for the nine months ended September 30, 2003 as compared to the same period in 2002. Average total loans increased from $133.1 million for the nine months ended September 30, 2002 to $157.4 million for the same period in 2003. Total interest earning assets averaged $201.4 million for the first nine months of 2003 which represents an increase of $23.1 million, or 13.0%, compared to average total interest earning assets of $178.3 million for the first nine months of 2002.

The following tables show the average interest-earning assets and interest-bearing liabilities; the amount of interest income or interest expense; and the average yield or rate for each category of interest-earning assets and interest bearing liabilities and the net interest margin (net interest income divided by average earning assets) for the periods indicated.

Distribution, Yield and Rate Analysis of Net Interest Income

	For the Three Months Ending September 30,
	2003			2002
	Average Balance	Interest Income/ Expense	Average Rate/Yield[3]	Average Balance	Interest Income/ Expense	Average Rate/Yield[3]
	(Dollars in Thousands)

Interest-earning Assets:
Federal funds sold	$15,422	$37	0.95%	$5,641	$30	2.11%
Interest-bearing deposits in financial institutions	4,981	64	5.10%	4,633	56	4.80%
Investment securities: [4]
Taxable	24,618	193	3.11%	24,593	329	5.31%
Non-taxable	3,910	43	4.36%	4,184	46	4.36%

Total investments	48,931	337	2.73%	39,051	461	4.68%
Loans[5]	164,205	3,849	9.30%	138,212	3,238	9.29%

Total interest-earning assets	$213,136	$4,186	7.79%	$177,263	$3,699	8.28%

Interest-bearing Liabilities:
Interest-bearing deposits
Interest-bearing demand deposits	$18,094	$9	0.20%	$15,299	$12	0.31%
Money market deposits	37,580	87	0.92%	36,019	73	0.80%
Savings deposits	19,187	30	0.62%	17,833	23	0.51%
Time deposits $100,000 or greater	39,295	211	2.13%	28,399	168	2.35%
Other time deposits	28,408	98	1.37%	29,507	161	2.16%

Total interest-bearing deposits	142,564	435	1.21%	127,057	437	1.36%

FHLB borrowings and long-term debt	2,092	6	1.14%	408	6	5.83%
Federal funds purchased	—	—	—	—	—	—
Redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures	6,000	76	5.03%	5,348	84	6.23%

Total borrowings	8,092	82	4.02%	5,756	90	6.20%

Total interest-bearing liabilities	$150,656	$517	1.36%	$132,813	$527	1.57%

Net interest income		$3,669			$3,172

Net interest margin[6]			6.83%			7.10%

Distribution, Yield and Rate Analysis of Net Interest Income (continued)

	For the Nine Months Ending September 30,
	2003			2002
	Average Balance	Interest Income/ Expense	Average Rate/Yield[3]	Average Balance	Interest Income/ Expense	Average Rate/Yield[3]
	(Dollars in Thousands)

Interest-earning Assets:
Federal funds sold	$9,189	$73	1.06%	$9,049	$114	1.68%
Interest-bearing deposits in financial institutions	5,045	178	4.72%	4,678	161	4.60%
Investment securities:[4]
Taxable	25,858	701	3.62%	27,312	1,057	5.17%
Non-taxable	3,960	132	4.46%	4,116	140	4.55%

Total investments	44,052	1,084	3.29%	45,155	1,472	4.36%
Loans[5]	157,372	11,086	9.42%	133,143	9,287	9.33%

Total interest-earning assets	$201,424	$12,170	8.08%	$178,298	$10,759	8.07%

Interest-bearing Liabilities:
Interest-bearing deposits
Interest-bearing demand deposits	$17,471	$36	0.28%	$20,613	$28	0.18%
Money market deposits	35,267	275	1.04%	33,558	201	0.80%
Savings deposits	17,613	85	0.65%	18,459	71	0.51%
Time deposits $100,000 or greater	37,642	665	2.36%	29,058	566	2.60%
Other time deposits	28,041	292	1.39%	31,377	674	2.87%

Total interest-bearing deposits	136,034	1,353	1.33%	133,065	1,540	1.55%

FHLB borrowings and long-term debt	3,103	29	1.25%	5,484	155	3.78%
Federal funds purchased	439	6	1.83%	32	1	4.18%
Redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures	6,000	231	5.15%	1,802	84	6.23%

Total borrowings	9,542	266	3.73%	7,318	240	4.38%

Total interest-bearing liabilities	$145,576	$1,619	1.49%	$140,383	$1,780	1.70%

Net interest income		$10,551			$8,979

Net interest margin[6]			7.00%			6.73%

[3]	Average rates/yields for these periods have been annualized using actual days for 2003 and 2002.

[4]	Yields on income have not been computed on a tax equivalent basis, because tax exempt investments are minimal.

[5]	Loans are gross, which excludes the allowance for loan losses, and net of deferred fees. Nonaccrual loans are included in the table for computation purposes, but the foregone interest of such loans is excluded. Loan fees during the third quarter of 2003 were $688,000 compared to $639,000 in the third quarter of 2002, and loan fees were $1,898,000 and $1,407,000 for the nine months ended September 30, 2003 and 2002 respectively.

[6]	Net interest income as a percentage of average interest-earning assets.

The following tables present a rate and volume analysis for changes in interest income, interest expense, and net interest income for the latest quarter and nine month period ending September 30, 2003.

Rate/Volume Analysis of Net Interest Income

	Quarter Ended September 30, 2003 vs. 2002
	Increases (Decreases) Due to Change In
	Volume	Rate[7]	Rate7/ Volume	Total
	(Dollars in Thousands)

Increase (Decrease) in Interest Income:
Federal funds sold	$206	$(65)	$(134)	$7
Interest-bearing deposits in financial institutions	17	14	(23)	8
Investment securities[8]	(11)	(540)	412	(139)
Loans[9]	2,416	7	(1,812)	611

Total	$2,628	$(584)	$(1,557)	$487

Increase (Decrease) in Interest Expense:
Interest-bearing demand deposits	$8	$(17)	$6	$(3)
Money market deposits	13	41	(40)	14
Savings deposits	7	19	(19)	7
Time deposits $100,000 or greater	256	(62)	(151)	43
Other time deposits	(24)	(235)	196	(63)
FHLB borrowings and long-term debt	98	(19)	(79)	—
Federal funds purchased	—	—	—	—
Redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures	41	(65)	16	(8)

Total	$399	$(338)	$(71)	$(10)

Total change in net interest income	$2,229	$(246)	$(1,486)	$497

Rate/Volume Analysis of Net Interest Income (continued)

	Nine Months Ended September 30, 2003 vs. 2002
	Increases (Decreases) Due to Change In
	Volume	Rate[7]	Rate7/ Volume	Total
	(Dollars in Thousands)

Increase (Decrease) in Interest Income:
Federal funds sold	$2	$(56)	$13	$(41)
Interest-bearing deposits in financial institutions	17	5	(5)	17
Investment securities[8]	(82)	(427)	145	(364)
Loans[9]	2,260	123	(584)	1,799

Total	$2,197	$(355)	$(431)	$1,411

Increase (Decrease) in Interest Expense:
Interest-bearing demand deposits	$(6)	$19	$(6)	$7
Money market deposits	15	81	(21)	75
Savings deposits	(4)	24	(6)	14
Time deposits $100,000 or greater	223	(70)	(54)	99
Other time deposits	(96)	(464)	178	(382)
FHLB borrowings and long-term debt	(90)	(139)	103	(126)
Federal funds purchased	17	(1)	(11)	5
Redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures	262	(20)	(95)	147

Total	$321	$(570)	$88	$(161)

Total change in net interest income	$1,876	$215	$(519)	$1,572

[7]	Rates for these periods on which calculations are based have been annualized.
[8]	Yields on income have not been computed on a tax equivalent basis, because tax-exempt investments are minimal.
[9]	Loans are gross, which excludes the allowance for loan losses, and net of deferred fees. Nonaccrual loans are included in the table for computation purposes, but the foregone interest of such loans is excluded. Loan fees during the third quarter of 2003 were $688,000 compared to $639,000 in the third quarter of 2002, and loan fees were $1,898,000 and $1,407,000 for the nine months ended September 30, 2003 and 2002 respectively.

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

For the three months ended September 30, 2003, the provision for loan losses was $150,000, compared to $146,000 for the same period in 2002, and for the nine months ended September 30, 2003, the provision for loan losses was $360,000, compared to $307,000 for the same period in 2002. The increase in the provision from 2002 to 2003 was the result of increased growth in the loan portfolio netted against net loan (charge-offs) and recoveries for the first nine months of 2003 compared to 2002. One of the procedures used for monitoring the loan portfolio is migration analysis. Based on the results of this program, in addition to management’s determination, the provision is increased or decreased. The procedures for monitoring the adequacy of the Allowance, as well as detailed information concerning the allowance itself, are included in the “Allowance for Loan Losses” section.

NONINTEREST INCOME

Noninterest income for 1st Centennial includes customer service fees, net gain from sale of loans, increase in the cash surrender value of life insurance policies, broker fee income and other miscellaneous income.

Third quarter analysis. Total noninterest income increased $202,000 or 31.5% to $844,000 for the third quarter of 2003, compared to $642,000 for the same period of 2002, primarily due to the increase in gains on the sale of loans. During the third quarter of 2003 we recorded $363,000 in gains from the sale of loans, compared to $162,000 for the same period of 2002. This was the result of more loans originated and sold through our conduit for loan sales. For the third quarter of 2003 compared to 2002, noninterest income as an annualized percentage of average earning assets increased to 1.57% from 1.44%.

Nine month analysis. Total noninterest income increased $472,000 or 26.5% to $2,251,000 for the nine months ended September 30, 2003, compared to $1,779,000 for the same period of 2002. The increase was primarily the result of the increases of $168,000, $189,000 and $98,000 in customer service fees, gain from sale of loans and broker fee income respectively. Customer service fees increased as a result of the increased collection of analysis service charges on homeowner association accounts, as well as increased service charges on deposit accounts due to growth from the previous period. The increase in gain from sale of loans was the result of more loans originated and sold through our conduit for loan sales. Broker fee income increased from the same period in 2002 due to the increased volume of refinancing, and from referrals from completed construction loan buildings. This slightly reduced the percentage in customer service fees to 43.18% from 45.19% of total noninterest income. For the first nine months ended September 30, 2003 compared to 2002, noninterest income as an annualized percentage of average earning assets increased to 1.49% from 1.33%.

The following tables set forth components of 1st Centennial’s noninterest income for the periods indicated and expresses the amounts as percentage of total noninterest income:

Noninterest Income

	For the Three Months Ended September 30,
	2003		2002
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Customer service fees	$297	35.19%	$258	40.19%
Gain from sale of loans	363	43.01%	162	25.23%
Increase in cash surrender value of life insurance	81	9.60%	53	8.26%
Broker fee income	93	11.02%	82	12.77%
Other miscellaneous income	10	1.18%	87	13.55%

Total noninterest income	$844	100.00%	$642	100.00%

As a percentage of average earning assets (annualized)		1.57%		1.44%

Noninterest Income

	For the Nine Months Ended September 30,
	2003		2002
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Customer service fees	$972	43.18%	$804	45.19%
Gain from sale of loans	690	30.65%	501	28.16%
Increase in cash surrender value of life insurance	235	10.44%	152	8.54%
Broker fee income	286	12.71%	188	10.57%
Other miscellaneous income	68	3.02%	134	7.54%

Total noninterest income	$2,251	100.00%	$1,779	100.00%

As a percentage of average earning assets (annualized)		1.49%		1.33%

NONINTEREST EXPENSE

Noninterest expense for the Company includes salaries and employee benefits, net occupancy and equipment, professional services, and other operating expenses.

Third quarter analysis. Noninterest expense totaled $3,516,000 for the third quarter of 2003. This represented an increase of $473,000 when compared to $3,043,000 for the same period of 2002. The $611,000 or 40.1% increase in salaries, wages and employee benefits for the third quarter of 2003 as compared to 2002 was caused by staffing for the recently opened Palm Desert office, increased commissions paid due to increased gains on sale of loans and a rise in the employer’s portion of group insurance coverage expense. This caused the percentage of total noninterest expense for this category to increase from 50.1% in the third quarter of 2002 to 60.8% in the third quarter of 2003. Part of this period increase was offset by a $251,000 or 61.8% reduction in legal and consulting expense, as a result of the absence of litigation expense in 2003, due to the resolution of an on-going case that was resolved in 2003. (Refer to June 30, 2003 Form 10-QSB filed on August 13, 2003, under the caption “Legal proceedings” on page 35.) This reduced the percentage in professional fees to 4.4% from 13.3% of total noninterest expense. For the third quarter of 2003 compared to 2002, noninterest expense as an annualized percentage of average earning assets decreased to 6.54% from 6.81%.

Nine month analysis. Noninterest expense totaled $10,161,000 for the nine months ended September 30, 2003. This represented an increase of $1,481,000 when compared to $8,680,000 for the same period of 2002. The increase in noninterest expense was due to the $1,634,000 increase in salaries, wages and employee benefits and the $225,000 increase in marketing expense, offset by the reduction of $628,000 in professional expense. The increase in salaries, wages and employee benefits was caused by additional staffing, salary increases, and opening the new Palm Desert Branch in March of 2003. The dollar increase in this category caused the percentage of total noninterest expense to increase from 49.5% to 58.4% for the nine month periods ended September 30, 2002 and September 30, 2003, respectively. The increase in marketing expense of $225,000 was due to the expense related to the continued success of our business development efforts in growing assets, loans and deposits. Part of the increase in noninterest expense was offset by $628,000 or a 58.7% reduction in professional fees as a result of decreased legal expense, from the absence of litigation expense discussed above. For the first nine months ended September 30, 2003 compared to 2002, noninterest expense as an annualized percentage of average earning assets increased to 6.74% from 6.51%.

The following tables set forth components of 1st Centennial’s noninterest expense for the periods indicated and expresses the amounts as a percentage of total noninterest expense:

Noninterest Expense

	For the Three Months Ended September 30,
	2003		2002
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Salaries, wages and employee benefits	$2,136	60.75%	$1,525	50.12%
Net occupancy expense	388	11.04%	432	14.20%
Marketing	168	4.78%	70	2.30%
Data processing fees	191	5.43%	238	7.82%
Professional fees	155	4.41%	406	13.34%
Postage, telephone, supplies	158	4.49%	109	3.58%
Directors’ fees	44	1.25%	35	1.15%
Other operating expense	276	7.85%	228	7.49%

Total noninterest expense	$3,516	100.00%	$3,043	100.00%

As a percentage of average earning assets (annualized)		6.54%		6.81%

Noninterest Expense

	For the Nine Months Ended September 30,
	2003		2002
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Salaries, wages and employee benefits	$5,930	58.36%	$4,296	49.49%
Net occupancy expense	1,164	11.46%	1,115	12.85%
Marketing	388	3.82%	163	1.88%
Data processing fees	581	5.72%	564	6.50%
Professional fees	442	4.35%	1,070	12.33%
Postage, telephone, supplies	473	4.66%	389	4.48%
Directors’ fees	131	1.29%	113	1.30%
Other operating expense	1,052	10.34%	970	11.17%

Total noninterest expense	$10,161	100.00%	$8,680	100.00%

As a percentage of average earning assets (annualized)		6.74%		6.51%

FINANCIAL CONDITION

GENERAL

The Company’s total assets were $234.6 million at September 30, 2003, an increase of 12.8% or $26.7 million, compared to total assets of $207.9 million at December 31, 2002. Total deposits at September 30, 2003 were $203.4 million, an increase of $20.2 million, or 11.0% from total deposits of $183.2 million at December 31, 2002. Total loans, net of the allowance for loan losses and unearned income increased 15.7%, or $22.1 million to $163.2 million compared to $141.1 million at December 31, 2002. Strong loan demand in the Company’s market areas contributed to the increase in total assets and total loans. The majority of the deposit increase occurred in interest-bearing and NOW accounts, which were $7.5 million or 15.3% higher at September 30, 2003 as compared to December 31, 2002. In addition, noninterest-bearing deposits increased $7.0 million or 13.0%, and time deposits $100,000 or greater increased $4.4 million or 12.7% since December 31, 2002.

LOANS

Total gross loans were $166.1 million at September 30, 2003, compared to $143.5 million at December 31, 2002. Total gross loans represented 70.8% of total assets at September 30, 2003 compared to 69.0% of total assets at December 31, 2002. Total gross loans increased by $22.6 million or 15.7% in the first nine months of 2003, primarily due to continued strong loan demand in our market areas. This increased the percentage in mortgage loans to 35.98% from 30.86% of total gross loans.

The following table shows the amounts of total loans outstanding by category as of the dates indicated:

Loan Portfolio Composition

	September 30, 2003		December 31, 2002
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Real estate loans:
Construction and development	$58,848	35.43%	$53,246	37.12%
Mortgage loans	59,761	35.98%	44,272	30.86%
Commercial loans	40,083	24.13%	38,305	26.70%
Consumer loans	1,370	0.82%	1,583	1.11%
Equity lines of credit	4,406	2.65%	4,697	3.27%
Credit card and other loans	1,622	0.99%	1,351	0.94%

Total gross loans	166,090	100.00%	143,454	100.00%

Less:
Unearned income	(790)		(570)
Allowance for loan losses	(2,113)		(1,772)

Total net loans	$163,187		$141,112

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

Nonperforming assets include loans for which interest is no longer accruing, loans 90 or more days past due, restructured loans and other real estate owned. Nonperforming assets at September 30, 2003 increased $183,000 to $764,000, compared to $581,000 at December 31, 2002, representing 0.46% and 0.41% of gross loans, respectively. This increase was primarily caused by one 1 – 4 family residential construction loan for $510,000 and four commercial loans totaling $237,000 placed on nonaccrual status during the second and third quarters of 2003. There were three mortgage loans totaling $394,000 on nonaccrual status on December 31, 2002, that were removed from nonaccrual during the first and second quarters of 2003.

The following table provides information with respect to all nonperforming assets as of September 30, 2003 and 2002, and December 31, 2002:

Nonperforming Assets

	September 30, 2003	December 31, 2002	September 30, 2002
	(Dollars in Thousands)
Nonaccrual loans:[10]
Real estate loans:
Construction and development	$510	$—	$—
Mortgage loans	—	394	223
Commercial loans	237	—	287
Consumer loans	17	—	—
Equity lines of credit	—	—	—
Credit card and other loans	—	—	—

Total nonaccrual loans	$764	$394	$510

Loans 90 days or more past due (as to principal or interest) and still accruing:

Real estate loans:
Mortgage loans	—	50	—
Commercial loans	—	137	—
Consumer loans	—	—	—
Equity lines of credit	—	—	—
Credit card and other loans	—	—	—

Total loans 90 days or more past due and still accruing	$—	$187	$—

Restructured loans[11]	$—	$—	$—

Total nonperforming loans	$764	$581	$510
Other real estate owned	—	—	—

Total nonperforming assets	$764	$581	$510

Nonperforming loans as a percentage of total gross loans[12]	0.46%	0.41%	0.37%
Nonperforming assets as a percentage of total loans and other real estate owned	0.46%	0.41%	0.37%
Allowance for loan losses to nonperforming loans	276.57%	304.99%	327.45%
Allowance for loan losses	$2,113	$1,772	$1,670

[10]	During the nine months ended September 30, 2003, no income related to these loans was included in net income. Additional interest income of approximately $35,000, would have been recorded for the nine months ended September 30, 2003 if these loans had been paid in accordance with their original terms and had been outstanding throughout the applicable period then ended or, if not outstanding throughout the applicable period then ended, since origination.

[11]	A “restructured loan” is one the terms of which were negotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.

[12]	Total loans are gross of the allowance for loan losses and net of deferred fees.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses totaled $2.1 million at September 30, 2003 and $1.8 million at December 31, 2002. The procedures for monitoring the adequacy of the allowance, as well as detailed information concerning the allowance itself, are included below.

The allowance for loan losses is increased by the provision for loan losses and decreased by loan charge-offs, and increased by loan recoveries. The adequacy of the allowance for loan losses is measured in the context of several key ratios and factors including: (1) the ratio of the allowance to total outstanding loans; (2) the ratio of total nonperforming loans to total loans; and, (3) the ratio of net (charge-offs) recoveries to average loans outstanding. Additional factors considered in establishing an appropriate allowance include a careful assessment of the financial condition of the borrower; a realistic determination of the value and adequacy of underlying collateral; the condition of the local economy and the condition of the specific industry of the borrower; comprehensive analysis of the levels and trends of loan categories; and a review of delinquent and classified loans.

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

The allowance for loan losses as a percentage of total loans outstanding as of September 30, 2003 was 1.28%, as compared to 1.20% at September 30, 2002. The allowance for loan losses as a percentage of total non-performing assets was 276.57% at September 30, 2003 as compared to 327.45% at September 30, 2002. Management has determined that the allowance for loan losses is adequate given the level of loans and nonperforming assets. One of the procedures used for monitoring the loan portfolio is migration analysis. Based on the results of this program, in addition to management’s determination, the amount of the allowance is increased or decreased. Net loan charge-offs during the first nine months of 2003 approximated $19,000 or 0.01% of average total loans as compared to $97,000 or 0.07% of average total loans during the same period in 2002.

The following table summarizes the changes in the allowance for loan losses for the periods indicated:

Allowance for Loan Losses

	Nine Months Ended September 30,		Year Ended December 31,
	2003	2002	2002
	(Dollars in Thousands)
Balances:
Average total loans outstanding during period	$157,372	$133,143	$134,169

Total loans outstanding at end of period, net of unearned income	$165,300	$138,917	$142,884

Allowance for Loan Losses:
Balance at beginning of period	$1,772	$1,460	$1,460
Charge-offs:
Real estate loans:
Construction and development	—	—	49
Mortgage loans	—	49	—
Commercial loans	206	22	71
Consumer loans	2	46	65
Equity lines of credit	—	—	—
Credit card and other loans	2	5	9

Total charge-offs	210	122	194

Recoveries:
Real estate loans:
Construction and development	—	—	3
Mortgage loans	22	2	—
Commercial loans	135	12	15
Consumer loans	34	11	11
Equity lines of credit	—	—	—
Credit card and other loans	—	—	—

Total recoveries	191	25	29

Net charge-offs	(19)	(97)	(165)

Provision charged to operations	360	307	477

Allowance for loan losses balance, end of period	$2,113	$1,670	$1,772

Ratios:[13]
Net loan charge-offs to average total loans	0.01%	0.07%	0.12%
Allowance for loan losses to average total loans	1.34%	1.25%	1.32%
Allowance for loan losses to total loans at end of period	1.28%	1.20%	1.24%
Allowance for loan losses to total nonperforming loans	276.57%	327.45%	304.99%
Net loan (charge-offs) recoveries to allowance for loan losses at end of period	0.90%	5.81%	9.31%
Net loan (charge-offs) recoveries to provision for loan losses	5.28%	31.60%	34.59%

[13]	Total loans are gross of the allowance for loan losses and net of deferred fees.

The following table summarizes the allocation of the allowance for loan losses at September 30, 2003 and December 31, 2002:

Allocation of Allowance for Loan Losses

	September 30, 2003		December 31, 2002
Balance at End of Period Applicable to	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans
	(Dollars in Thousands)
Real estate loans:
Construction and development	$677	35.43%	$671	37.12%
Mortgage loans	454	35.98%	357	30.86%
Commercial loans	883	24.13%	596	26.70%
Consumer loans	53	0.82%	78	1.11%
Equity lines of credit loans	46	2.65%	70	3.27%
Credit card and other loans	—	0.99%	—	0.94%

Total allowance for loan loss	$2,113	100.00%	$1,772	100.00%

Total loans net of unearned income	$165,300		$142,884

INVESTMENTS

1st Centennial’s investment portfolio provides income to the Company and also serves as a source of liquidity. Total yield, risk and maturity are among the factors considered in building the investment portfolio. Pursuant to FASB 115, securities must be classified as “held to maturity,” “available for sale,” or “trading securities.” Those securities held in the “available for sale” category must be carried on the Company’s books at fair market value. At September 30, 2003 and December 31, 2002, 100% of the investment securities owned by the Company were classified as “Available for Sale.”

At September 30, 2003, the Company’s investment portfolio at fair value consisted of $26.8 million in mortgage-backed securities, $4.3 million in municipal bonds, $487,000 of marketable equity securities, and $263,000 in U.S. Treasury obligations for a total of $31.8 million. At December 31, 2002 the totals were $27.6 million, $4.5 million, $487,000 and $269,000 respectively for a total of $32.8 million. The $1.0 million or 3.0% decrease in the Company’s investment portfolio was due to maturities and principal paydowns on the mortgage-backed securities.

The Company also has investments in interest-bearing time certificates of deposit at other financial institutions totaling $5.0 million at September 30, 2003 versus $5.2 million at December 31, 2002. Overnight federal funds sold totaled $9.5 million at September 30, 2003, versus $2.0 million at December 31, 2002. A portion of the increase in fed funds sold was a result of the $4.9 million in net proceeds from the sale of common stock in May 2003. The rest of the increase came from deposit growth.

The following table is a comparison of amortized cost and fair value of investment securities at September 30, 2003 and December 31, 2002:

Investment Portfolio

	September 30, 2003				December 31, 2002
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in Thousands)
Available for Sale:
Mortgage-backed securities	$26,304	$458	$—	$26,762	$27,152	$423	$—	$27,575
Obligations of state and local governments	4,096	185	—	4,281	4,357	134	—	4,491
Marketable equity securities	487	—	—	487	487	—	—	487
U.S. Treasury obligations	254	9	—	263	256	13	—	269

Total	$31,141	$652	$—	$31,793	$32,252	$570	$—	$32,822

DEPOSITS

Total deposits increased $20.2 million, or 11.0%, to $203.4 million at September 30, 2003 from $183.2 million at December 31, 2002. Noninterest-bearing demand deposits at September 30, 2003, were $60.9 million, an increase of $7.0 million, or 13.0% from $53.9 million at December 31, 2002. Interest bearing and NOW accounts increased 15.3%, or $7.5 million to $56.5 million at September 30, 2003 from $49.0 million at December 31, 2002. Savings and time deposits increased by $5.7 million to $86.0 million at September 30, 2003 from $80.3 million at December 31, 2002. For the nine months ended September 30, 2003, noninterest bearing demand deposits and time deposits $100,000 or greater increased as a percentage of average total deposits to 30.16% and 19.33% compared to 26.03% and 16.95% for the year ended December 31, 2002, respectively.

The Company’s cost of funds is the result of total interest expense on interest-bearing deposits and other interest-bearing liabilities as a percent of average interest-bearing deposits and other interest-bearing liabilities. For the nine months ended September 30, 2003, the average cost of funds was 1.49% compared to 1.71% as of December 31, 2002. The decrease in the cost of funds was primarily the result of higher rate certificates of deposit maturing and being replaced by certificates of deposit that reflect the current lower rate environment, as well as new deposits priced at lower rates.

The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated:

Average Deposits and Other Borrowings

	Nine Months Ended September 30, 2003		Year Ended December 31, 2002
	Average Balance	Average Rate[14]	Average Balance	Average Rate
	(Dollars in Thousands)

Demand deposits, noninterest bearing	$58,746	0.00%	$46,483	0.00%

Interest-bearing deposits:
Interest-bearing demand deposits	17,471	0.28%	19,209	0.21%
Money market deposits	35,267	1.04%	33,793	0.88%
Savings deposits	17,613	0.65%	18,145	0.55%
Time deposits $100,000 or greater	37,642	2.36%	30,260	3.09%
Other time deposits	28,041	1.39%	30,667	2.19%

Total interest-bearing deposits	$136,034	1.33%	$132,074	1.55%

Other borrowings	$3,542	1.32%	$3,920	4.23%

Redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures	$6,000	5.15%	$3,046	5.38%

Total deposits and other borrowings	$204,322	1.06%	$185,523	1.28%

Average rate excluding noninterest bearing demand deposits		1.49%		1.71%

[14]	Rates for these periods on which calculations are based have been annualized.

The following tables sets forth the scheduled maturities of time certificates of deposit accounts outstanding in amounts of $100,000 or more at September 30, 2003 and December 31, 2002:

Maturities of Time Deposits of

$100,000 or More at September 30, 2003

(Dollars in Thousands)

Three months or less	$16,236
Over three months through twelve months	19,601
Over one year through three years	974
Over three years	2,194

Total	$39,005

Maturities of Time Deposits of

$100,000 or More at December 31, 2002

(Dollars in Thousands)

Three months or less	$11,525
Over three months through twelve months	20,478
Over one year through three years	450
Over three years	2,122

Total	$34,575

LIQUIDITY

The Company’s liquidity is primarily a reflection of 1st Centennial’s ability to meet loan demand and deposit withdrawals, and to service other liabilities as they come due. 1st Centennial has adopted policies to maintain a relatively liquid position so it can respond to changes in the financial environment and ensure that sufficient funds are available to meet those needs. Generally, 1st Centennial’s major sources of liquidity are customer deposits, maturities and sales of investment securities, the use of federal funds markets, borrowings from the Federal Home Loan Bank (FHLB) and net cash provided by operating activities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments, which are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors, are not. Liquid asset balances include cash, amounts due from other banks, federal funds sold, and securities available-for-sale. To augment liquidity, 1st Centennial Bank has Federal Funds borrowing arrangements with two correspondent banks totaling $6 million, and a secured line of credit with the FHLB.

The Company’s liquidity ratio, which is a measure of liquid assets to deposits and short-term liabilities, showed a decline at the end of the third quarter of 2003 due to the $22.1 million increase in net loans. The liquidity ratio to ending assets and ending deposits was 24.97% and 28.81% at the end of December 2002, respectively, and dropped to 18.91% and 21.81% by the end of September 2003. Management’s policy is to maintain a ratio of liquidity to assets of 20% or greater. Liquidity to assets is temporarily below management’s policy of 20%, but expected cash flows from loan payoffs and new incoming deposits should result in the Company’s ratio returning to 20% or greater in the 4th quarter of 2003. Management is also of the opinion that the standby funding sources it has arranged are more than sufficient to meet 1st Centennial’s current and anticipated short-term liquidity needs.

The following table sets forth certain information with respect to 1st Centennial’s liquidity as of September 30, 2003 and December 31, 2002.

Liquidity

	September 30, 2003	December 31, 2002
	(Dollars in Thousands)

Cash and due from banks	$9,686	$12,010
Federal funds sold	9,535	2,010
Interest earning deposits	4,991	5,151
Unpledged securities, at fair market value[15]	20,156	32,734

Total liquid assets	$44,368	$51,905

Liquidity ratios:
Ending assets	18.91%	24.97%
Ending deposits[16]	21.81%	28.81%

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

The fundamental objective of 1st Centennial’s management of its assets and liabilities is to maximize the economic value of 1st Centennial while maintaining adequate liquidity and an exposure to interest rate risk deemed by management to be acceptable. Management believes an acceptable degree of exposure to interest rate risk results from the management of assets and liabilities through maturities, pricing and mix to attempt to neutralize the potential impact of changes in market interest rates. 1st Centennial’s profitability is dependent to a large extent upon its net interest income, which is the difference between its interest income on interest-earning assets such as loans and securities, and its interest expense on interest-bearing liabilities, such as deposits and borrowings. 1st Centennial, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets reprice differently than its interest-bearing liabilities, and not at the same time, or to the same magnitude. 1st Centennial manages its mix of assets and liabilities with the goal of limiting its exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds. Interest income and interest expense are affected by general economic conditions and by competition in the marketplace. 1st Centennial’s interest and pricing strategies are driven by its asset-liability management analyses and by local market conditions.

[15]	The decrease in unpledged securities of $12.6 million was partially the result of increased collateral at the Federal Home Loan Bank to support a secured borrowing line of credit, and maturities and principal paydowns.

[16]	Less pledged public deposits of zero on September 30, 2003 and $3,000 on December 31, 2002.

In addition, 1st Centennial studies the net change in interest income and net interest margin given immediate and parallel interest rate shocks over a 12-month horizon. 1st Centennial’s goal is to manage the effect of these changes within Board-established parameters for up/down 100 and 200 basis points. Shown below are possible changes to net interest income and the net interest margin based upon the model’s program under 100 and 200 basis point increases or decreases as of September 30, 2003:

Change (in Basis Points)	Net Interest Income (next twelve months)	Change in Net Interest Income	% Change in Net Interest Income	Net Interest Margin
(Dollars in Thousands)

+ 200	$13,964	$1,761	14.43%	6.62%
+ 100	13,063	860	7.05%	6.20%
0	12,204	—	—	5.79%
– 100	11,419	(784)	(6.43%)	5.43%
– 200	10,592	(1,612)	(13.21%)	5.03%

These results indicate the effect of immediate rate changes, and do not consider the yield from reinvesting in short-term versus long-term instruments. The above table shows values in a sudden, significant upward or downward movement, which is highly unlikely due to the historically low rates at 1st Centennial at September 30, 2003. The net interest margin will improve if rates rise and decline if rates fall. However, the results indicated by the report, are considered acceptable by management.

CAPITAL RESOURCES

The Federal Reserve Board and the FDIC have established similar guidelines to implement risk-based capital requirements. Falling below minimum established levels may limit a bank holding company or bank from certain activities. Failure to satisfy applicable guidelines may also subject a banking institution to a variety of enforcement actions by federal regulatory authorities.

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

Total stockholders’ equity was $23.9 million at September 30, 2003, compared to $17.2 million at December 31, 2002. The increase of $6.7 million or 39.0% as of the third quarter of 2003 was primarily due to $4,871,000 in net proceeds from the sale of 225,000 shares of common stock in a public offering, in the second quarter of 2003, and $1,488,000 in year-to-date net income.

The following table illustrates the capital and prompt corrective action guidelines applicable to the Company and 1st Centennial Bank, as well as their total risk-based capital ratios, tier 1 capital ratios and leverage ratios as of September 30, 2003 and December 31, 2002:

Risk-based capital ratios

	At 9/30/03	At 12/31/02	Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions	Minimum Capital Requirement
1st Centennial Bancorp:

Total Risk-Based capital ratio	15.00%	13.27%	10.00%	8.00%
Tier 1 Risk-Based capital ratio	13.27%	10.87%	6.00%	4.00%
Tier 1 Leverage Ratio	10.44%	8.28%	5.00%	4.00%

1st Centennial Bank:

Total Risk-Based capital ratio	13.88%	11.84%	10.00%	8.00%
Tier 1 Risk-Based capital ratio	12.62%	10.58%	6.00%	4.00%
Tier 1 Leverage Ratio	9.93%	8.09%	5.00%	4.00%

Of the Company’s $24.4 million of Tier 1 capital at September 30, 2003, $5.1 million consisted of Trust Preferred Securities. Trust Preferred Securities, up to the amount of 25% of Tier 1 capital, are considered to be Tier 1 capital for regulatory purposes, but long-term debt in accordance with generally accepted accounting principles. The remainder of the $6 million in Trust Preferred Securities is considered in Tier 2 capital.

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

The response to this item required by item 103 of Regulation S-B incorporates by reference the information under the caption “Legal proceedings” on page 35 of the Company’s 10-QSB filed on August 13, 2003.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

The response to this item required by item 701 of Regulation S-B incorporates by reference the information under the caption “Changes in securities and use of proceeds” on page 35 of the Company’s 10-QSB filed on August 13, 2003.

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

(B) REPORTS ON FORM 8-K

On September 18, 2003, the Company filed a Current Report on Form 8-K including a press release announcing the earnings for the second quarter of 2003.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1ST CENTENNIAL BANCORP (Registrant)

Date November 05, 2003	/s/ BETH SANDERS

Beth Sanders Chief Financial Officer (Principal Accounting Officer, and officer authorized to sign on behalf of the registrant)