Form 10KSB
period 2003-12-31
1ST CENTENNIAL BANCORP
filed 2004-03-25
CIK 1097081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  ☐

The registrant’s revenues for its most recent fiscal year were $19,709,000.

As of March 16, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $37.5 million (as quoted by Yahoo! at $32.75 per share).

The number of shares of Common Stock of the registrant outstanding as of March 16, 2004 was 1,510,873.

Documents Incorporated by Reference: Portions of the definitive proxy statement for the 2004 Annual Meeting of Shareholders to be filed with the United States Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 9-12 and Item 14.

PART I

ITEM 1. BUSINESS

General

1st Centennial Bancorp

1st Centennial Bancorp (formerly Centennial First Financial Services) is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, and is headquartered in Redlands, California. We were incorporated in August 1999 and acquired 100% of the outstanding shares of 1st Centennial Bank (formerly Redlands Centennial Bank) in December 1999. Our principal offices are located at 218 East State Street, Redlands, California. Our telephone number is (909) 798-3611, and our website address is www.1stcent.com. In August 2001, we acquired Palomar Community Bank in Escondido, California. Palomar Community Bank was formerly a savings and loan association, which converted to a state-chartered commercial bank in November 1999. In May 2002, Palomar Community Bank was merged into 1st Centennial Bank, so that our principal subsidiary is now 1st Centennial Bank. Our only other subsidiaries are Centennial Capital Trust I, and Centennial Capital Trust II, which were formed in July 2002 and January 2004, respectively, solely to facilitate the issuance of capital trust pass-through securities. The Company exists primarily for the purpose of holding the stock of 1st Centennial Bank and of such other subsidiaries as it may acquire or establish.

Our assets increased from $198.0 million at December 31, 2001, to $207.9 million at December 31, 2002, and to $254.4 million at December 31, 2003. Our August 2001 our acquisition of Palomar Community Bank increased our assets by $79.0 million. The increase in our assets in 2002 and 2003 was due to internally generated growth.

1st Centennial Bank

1st Centennial Bank is an independent California state-chartered bank, which commenced operations in 1990. In addition to our main office and corporate headquarters in Redlands, in San Bernardino County, California, we operate three full-service branch offices in Southern California, one in Escondido, in San Diego County, one in Palm Desert, in Riverside County, and one in Brea, in Orange County. We also operate a Real Estate & Construction Loan Division in Redlands, and a Small Business Administration / Commercial Loans Conduit Group loan production office, located in Brea, Orange County, California. In addition, we intend to open an additional full service branch office in Irwindale in Los Angeles County, California in the 3rd quarter of 2004. Although an application to open this new branch has not been approved, a location has been identified for this new branch. There can be no assurance that we will in fact open a branch in Irwindale, or if we do open a branch, that it will be opened in the time frame which we currently anticipate.

Our lending activity is concentrated primarily in real estate loans (including construction, and mortgage loans), which constituted 73.8% of our loan portfolio as of December 31, 2003, and commercial loans, which constituted 21.9% of our loan portfolio as of December 31, 2003.

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

In addition, we offer a wide range of non-deposit and investment products through 1st Centennial Wealth Strategies Group, a division of the Bank. These products include financial and estate planning, stocks and bonds, mutual funds and variable annuities, and various retirement plans. Products offered through this division are not insured by the FDIC, are not deposits or obligations of the Bank, and are not guaranteed by the Bank.

Recent Developments

Centennial Capital Trust II

On January 15, 2004, Centennial Capital Trust II, a newly formed Delaware statutory business trust and a wholly owned subsidiary of the Company (the Trust), issued an aggregate of $7.0 million of principal amount of Floating Rate TRUPS® (Capital Trust Pass-through Securities of the Trust) (the Trust Preferred Securities). Bear Stearns & Co., Inc. acted as placement agent in connection with the offering of the Trust Preferred Securities. The securities issued by the Trust are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. The entire proceeds to the Trust from the sale of the Trust Preferred Securities were used by the Trust in order to purchase $7.0 million in principal amount of the Floating Rate Junior Subordinated Deferrable Interest Debentures due 2034 issued by the Company (the Subordinated Debt Securities).

The Subordinated Debt Securities bear a variable interest rate equal to LIBOR plus 2.85%. Total broker and legal costs of $87,500 associated with the issuance are being amortized over a 5-year period.

25% Stock dividend

On February 20, 2004, the Company announced that the Board of Directors approved a 25% stock dividend to shareholders of record on April 1, 2004, and payable May 1, 2004. The dividend will be accounted for as a 5-for-4 stock split. The action was approved at the regularly scheduled Board Meeting on February 20, 2004. The effect will result in an additional 375,570 shares of common stock outstanding.

Employees

As of December 31, 2003 we had 109 full time equivalent employees.

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

The larger financial institutions, including banks, brokerage houses, insurance companies, etc., are actively acquiring broker/dealer capabilities in order to capitalize on the emerging affluent population as the “baby boomer” generation begins to enter retirement age. These services include state-of-the-art financial planning and investment strategies tailored to specific needs, and funded with open-architecture (“best product available” vs. “proprietary”) products and services. To effectively meet these competitive pressures, 1st Centennial has aligned itself with a nationwide broker/dealer (Linsco Private Ledger or “LPL”) whereby it can provide the same type of sophistication and product and service enhancements as larger financial institutions, while still maintaining a closer, more community-oriented customer service profile. We provide these services through the 1st Centennial Wealth Strategies Group, which is a division of the Bank.

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

The Federal Reserve Board has by regulation determined certain activities in which a bank holding company may or may not conduct business. A bank holding company must engage, with certain exceptions, in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks. The permissible activities and affiliations of certain bank holding companies have recently been expanded. See “Financial Modernization Act” below.

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

The Federal Reserve Board also has the authority to regulate bank holding company debt, including the authority to impose interest rate ceilings and reserve requirements on such debt. Under certain circumstances, the Federal Reserve Board may require the Company to file written notice and obtain its approval prior to purchasing or redeeming the Company’s equity securities.

1st Centennial Bank

As a California state-chartered bank whose accounts are insured by the FDIC up to a maximum of $100,000 per depositor, we are subject to regulation, supervision and regular examination by the California Department Of Financial Institutions and the FDIC. In addition, while we are not a member of the Federal Reserve System, we are subject to certain regulations of the Federal Reserve Board. The regulations of these agencies govern most aspects of our business, including the making of periodic reports, and our activities relating to dividends, investments, loans, borrowings, capital requirements, certain check-clearing activities, branching, mergers and acquisitions, reserves against deposits and numerous other areas. Supervision, legal action and examination of the Bank by the FDIC are generally intended to protect depositors and are not intended for the protection of shareholders.

The earnings and growth of the Bank are largely dependent on its ability to maintain a favorable differential or “spread” between the yield on its interest-earning assets and the rate paid on its deposits and other interest-bearing liabilities. As a result, our performance is influenced by general economic conditions, both domestic and foreign, the monetary and fiscal policies of the federal government, and the policies of the regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (such as seeking to curb inflation and combat recession) by its open-market operations in U.S. Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rate applicable to borrowings by banks which are members of the Federal Reserve System. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

Capital Adequacy Requirements

1st Centennial Bank and 1st Centennial Bancorp are subject to the regulations of the FDIC and the Federal Reserve Board, respectively, governing capital adequacy. Those regulations incorporate both risk-based and leverage capital requirements. Each of the federal regulators has established risk-based and leverage capital guidelines for the banks or bank holding companies it regulates, which set total capital requirements and define capital in terms of “core capital elements,” or Tier 1 capital; and “supplemental capital elements,” or Tier 2 capital. Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available for sale investment securities carried at fair market value. The following items are defined as core capital elements: (i) common stockholders’ equity; (ii) qualifying noncumulative perpetual preferred stock and related surplus; and (iii) minority interests in the equity accounts of consolidated subsidiaries. Of the Company’s Tier 1 capital at December 31, 2003, $6.0 million, or approximately 23.2%, consisted of Trust Preferred Securities. However, no assurance can be given that the Trust Preferred Securities will continue to be treated as Tier 1 capital in the future. Supplementary capital elements include: (i) allowance for loan and lease losses (but not more than 1.25% of an institution’s risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as core capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; and (iv) term subordinated debt and intermediate-term preferred stock and related surplus. Supplemental capital elements, or Tier II capital is generally defined as the sum of the allowance for loan losses (limited to 1.25% of total risk based assets), and trust preferred securities in excess of those qualifying as Tier 1 capital. The maximum amount of supplemental capital elements, which qualifies as Tier 2 capital, is limited to 100% of Tier 1 capital, net of goodwill.

The minimum required ratio of qualifying total capital to total risk-weighted assets is 8.0% (“Total Risk-Based Capital Ratio”), at least one-half of which must be in the form of Tier 1 capital, and the minimum required ratio of Tier 1 capital to total risk-weighted assets is 4.0% (“Tier 1 Risk-Based Capital Ratio”). Risk-based capital ratios are calculated to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under the risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans. As of December 31, 2003, the Bank’s Total Risk-Based Capital Ratio was 12.67% and its Tier 1 Risk-Based Capital Ratio was 11.53%. As of December 31, 2003, the Company’s Total Risk-Based Capital was 13.63% and its Tier 1 Risk Based Capital Ratio was 12.48%. Tier 1 Capital for these purposes includes trust preferred securities up to twenty-five percent of the Company’s core capital.

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

The FDIC and the Federal Reserve Board also require the maintenance of a leverage capital ratio designed to supplement the risk-based capital guidelines. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets (“Leverage Capital Ratio”) of at least 3%. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%. Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans, and federal regulators may, however, set higher capital requirements when a bank’s particular circumstances warrant. As of December 31, 2003, the Bank’s Leverage Capital Ratio was 9.97%, and the Company’s leverage capital ratio was 10.79%, both exceeding regulatory minimums. See “Item 6, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources.”

Prompt Corrective Action Provisions

Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured financial institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The federal banking agencies have by regulation defined the following five capital categories: “well capitalized” (Total Risk-Based Capital Ratio of 10%; Tier 1 Risk-Based Capital Ratio of 6%; and Leverage Ratio of 5%); “adequately capitalized” (Total Risk-Based Capital Ratio of 8%; Tier 1 Risk-Based Capital Ratio of 4%; and Leverage Ratio of 4%) (or 3% if the institution receives the highest rating from its primary regulator); “undercapitalized” (Total Risk-Based Capital Ratio of less than 8%; Tier 1 Risk-Based Capital Ratio of less than 4%; or Leverage Ratio of less than 4%) (or 3% if the institution receives the highest rating from its primary regulator); “significantly undercapitalized” (Total Risk-Based Capital Ratio of less than 6%; Tier 1 Risk-Based Capital Ratio of less than 3%; or Leverage Ratio less than 3%); and “critically undercapitalized” (tangible equity to total assets less than 2%). As of December 31, 2003 and 2002, the Bank was deemed “well capitalized” for regulatory capital purposes. A bank may be treated as though it were in the next lower capital category if after notice and the opportunity for a hearing, the appropriate federal agency finds an unsafe or unsound condition or practice so warrants, but no bank may be treated as “critically undercapitalized” unless its actual capital ratio warrants such treatment.

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

In addition, banks must pay an amount, which fluctuates but is currently 1.54 cents per $100 of insured deposits, towards the retirement of the Financing Corporation bonds issued in the 1980’s to assist in the recovery of the savings and loan industry.

Community Reinvestment Act

The Bank is subject to certain requirements and reporting obligations involving Community Reinvestment Act activities. The Community Reinvestment Act generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods. The Community Reinvestment Act further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations. In measuring a bank’s compliance with its Community Reinvestment Act obligations, the regulators utilize a performance-based evaluation system which bases Community Reinvestment Act ratings on the bank’s actual lending service and investment performance, rather than on the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements. In connection with its assessment of Community Reinvestment Act performance, the FDIC assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” The Bank was last examined for Community Reinvestment Act compliance in September 2003, and received a “satisfactory” Community Reinvestment Act Assessment Rating.

Other Consumer Protection Laws and Regulations

The bank regulatory agencies are increasingly focusing attention on compliance with consumer protection laws and regulations. Examination and enforcement has become intense, and banks have been advised to carefully monitor compliance with various consumer protection laws and their implementing regulations. The federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in home mortgage lending describing three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment, and evidence of disparate impact. In addition to Community Reinvestment Act and fair lending requirements, the Bank is subject to numerous other federal consumer protection statutes and regulations. Due to heightened regulatory concern related to compliance with consumer protection laws and regulations generally, the Bank may incur additional compliance costs or be required to expend additional funds for investments in the local communities it serves.

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

The changes effected by the Interstate Banking Act and California laws have increased competition in the environment in which the Bank operates to the extent that out-of-state financial institutions directly or indirectly enter the Bank’s market areas. It appears that the Interstate Banking Act has contributed to the accelerated consolidation of the banking industry. While many large out-of-state banks have already entered the California market as a result of this legislation, it is not possible to predict the precise impact of this legislation on the Bank and 1st Centennial Bancorp and the competitive environment in which they operate.

Financial Modernization Act

Effective March 11, 2000, the Gramm-Leach-Bliley Act eliminated most barriers to affiliations among banks and securities firms, insurance companies, and other financial service providers, and enabled full affiliations to occur between such entities. This legislation permits bank holding companies to become “financial holding companies” and thereby acquire securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the prompt corrective action provisions discussed above, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act by filing a declaration that the bank holding company wishes to become a financial holding company. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. 1st Centennial Bancorp has no current intention of becoming a financial holding company, but may do so at some point in the future if deemed appropriate in view of opportunities or circumstances at the time.

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

The Gramm-Leach-Bliley Act also imposes significant requirements on financial institutions with respect to the privacy of customer information, and modifies other existing laws, including those related to community reinvestment.

USA Patriot Act of 2001

On October 26, 2001, President Bush signed the USA Patriot Act of 2001. Enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. on September 11, 2001, the USA Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ ability to work cohesively to combat terrorism on a variety of fronts. The potential impact of the USA Patriot Act on financial institutions of all kinds is significant and wide ranging. The USA Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations applicable to financial institutions, including:

•	due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons;

•	standards for verifying customer identification at account opening; and

•	rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

1st Centennial implemented the requirements under the USA Patriot Act during 2001 and 2002. Compliance with such requirements has all been accomplished with existing staff, so the financial impact on 1st Centennial has been negligible.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“SOA”) was enacted to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports under the Securities Exchange Act of 1934, including the Company.

The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of specified issues by the Securities and Exchange Commission and the Comptroller General. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees. The SOA contains provisions, which became effective upon enactment on July 30, 2002 and provisions, which became effective from within 30 days to one year from enactment. The Securities and Exchange Commission has promulgated regulations to implement various provisions of the SOA, including additional disclosure requirements in periodic filings under the Exchange Act. The Company has revised its internal policies and Exchange Act disclosures to comply with these new requirements.

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

RISK FACTORS

Statements and financial discussion and analysis by management contained throughout this report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number risks and uncertainties. The important factors that could cause actual results to differ materially from the forward-looking statements herein include, without limitation, the factors set forth below. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to use or that management currently believes are immaterial also may impair our business. If any of the events described in the following risk factors occur, our business, results of operations and financial condition could be materially adversely affected. In addition, the trading price of our common stock could decline due to any of the events described in these risks.

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

Our loan portfolio is heavily concentrated in real estate loans, both construction and mortgage. At December 31, 2003, 73.8% of our loan portfolio was concentrated in real estate loans. During 2003, real estate prices in Southern California rose sharply, and construction in our area has been thriving. Between December 31, 2001 and December 31, 2003 our real estate construction loans increased from 29.8% to 36.9% of our loan portfolio and our commercial and multi family real estate loans increased from 24.5% to 33.6% of our loan portfolio. However, our residential loans decreased from 14.0% to 3.2%. In addition, many of our commercial loans are to businesses in the construction and real estate industry. In the early 1990s, the entire state of California experienced an economic recession, particularly impacting real estate values, that resulted in increases in the level of delinquencies and losses for many of the state’s financial institutions. If any similar real estate recession affecting our market areas should occur in the future, the security for many of our loans could be reduced and the ability of many of our borrowers to pay could decline. In addition, in the event of a real estate recession affecting our market area, the amount of loans we make to businesses in the construction and real estate industry could decrease significantly, which could negatively impact our results of operations. Similarly, the occurrence of a natural disaster like those California has experienced in the past, including earthquakes, wild fires, and flooding could impair the value of the collateral we hold for real estate secured loans and negatively impact our results of operations. The Company incurred no losses resulting from the recent wild fires in Southern California of October and November 2003.

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

Our President, our Chief Financial Officer, and our Branch Administrator have each entered into employment agreements that have 3-year terms beginning in 2001, with 1-year renewals. The employment agreements provide for severance payments if their respective employment arrangements are terminated or materially changed in connection with a change in control of 1st Centennial or its subsidiaries. These same three individuals, as well as several other officers of 1st Centennial, also have salary continuation agreements, which provide for lump sum payments of their annual retirement benefits under similar circumstances. These provisions may make it more expensive for another company to acquire us, which could reduce the market price of our common stock and the price that you receive if you sell your shares in the future.

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

As of December 31, 2003, our allowance for loan losses was approximately $2.1 million, which represented 1.11% of outstanding loans, net of unearned income. Although management believes that its allowance for loan losses is adequate, there can be no assurance that the allowance will prove sufficient to cover future loan losses. Further, although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to the non-performing or performing loans. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future losses, or if the bank regulatory authorities require us to increase our allowance for loan losses as a part of their examination process, our earnings and potentially even our capital could be significantly and adversely affected. See “Item 6, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Allowance for Loan Losses.”

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

At December 31, 2003, construction loans represented 36.9%, residential, commercial and multi-family loans represented 36.8% and commercial loans represented 21.9% of our total loan portfolio.

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

We are a legal entity separate and distinct from our subsidiaries. Substantially all of our revenue and cash flow, including funds available for the payment of dividends and other operating expenses, is dependent upon the payment of dividends to us by our subsidiaries. Dividends payable to us by the Bank are restricted under California and federal laws and regulation. See “Item 5, Market for Common Equity and Related Stockholder Matters – Dividends.”

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

We lease all of our other offices. A description of our leases is set forth in the table below.

Division/Branch	Location	Square Footage	Lease Expiration	Monthly Rental
Real Estate	101 E. Redlands Blvd. Redlands, California	6,526	1/31/07	$9,658
Brea Branch	10 Pointe Drive Brea, California	5,061	12/31/05	$12,069
Brea-Commercial Lending Group	3 Pointe Drive Brea, California	1,464	12/31/05	$2,826
	1200 N. Main Street Ste 900 Santa Ana, California	1,100	04/30/04	$2,223
Escondido Branch	355 W. Grand Avenue Escondido, California	10,000	04/01/07	$23,667
Palm Desert Branch	77-900 Fred Waring Drive Suite 100 Palm Desert, California	5,128	06/30/08	$9,487

ITEM 3. LEGAL PROCEEDINGS

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

The information in the following table indicates the high and low “bid” and “asked” quotations and approximate volume of trading for our common stock for each quarterly period since January 1, 2002, and is based upon information provided by Western Financial Corporation. The high and low prices have been adjusted to give effect to all stock dividends and splits. In addition, the prices indicated reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Calendar Quarter Ended	High	Low	Volume
March 31, 2002	$18.25	$16.50	63,000
June 30, 2002	$17.10	$16.00	128,100
September 30, 2002	$19.00	$16.50	43,200
December 31, 2002	$29.00	$18.00	28,800
March 31, 2003	$27.00	$21.00	18,000
June 30, 2003	$24.50	$22.50	41,000
September 30, 2003	$26.00	$20.50	48,100
December 31, 2003	$30.00	$25.00	52,800

The “bid” and “asked” quotations on March 16, 2004 were $32.75 and $33.00, respectively.

As of December 31, 2003, there were approximately 526 shareholders of record of our common stock.

Dividends

As a banking holding company which currently has no significant assets other than our equity interest in the Bank, our ability to pay dividends primarily depends upon the dividends we receive from the Bank. The dividend practice of the Bank, like our dividend practice, will depend upon its earnings, financial position, current and anticipated cash requirements and other factors deemed relevant by the Bank’s board of directors at that time. In addition, during any period in which 1st Centennial has deferred payment of interest otherwise due and payable on its subordinated debt securities, we may not make any dividends or distributions with respect to our capital stock. See “Item 1, Business – Recent Developments” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources.”

The Bank’s ability to pay cash dividends to us is also subject to certain legal limitations. Under California law, banks may declare a cash dividend out of their net profits up to the lesser of retained earnings or the net income for the last three fiscal years (less any distributions made to stockholders during such period), or with the prior written approval of the Commissioner of Financial Institutions, in an amount not exceeding the greatest of (i) the retained earnings of the bank, (ii) the net income of the bank for its last fiscal year, or (iii) the net income of the bank for its current fiscal year. In addition, under federal law, banks are prohibited from paying any dividends if after making such payment they would fail to meet any of the minimum regulatory capital requirements. The federal regulators also have the authority to prohibit banks from engaging in any business practices which are considered to be unsafe or unsound, and in some circumstances the regulators might prohibit the payment of dividends on that basis even though such payments would otherwise be permissible.

Our ability to pay dividends is also limited by state corporation law. The California General Corporation Law allows us to pay dividends to our shareholders if our retained earnings equal at least the amount of the proposed dividend. If we do not have sufficient retained earnings available for the proposed dividend, we may still pay a dividend to our shareholders if we meet two conditions after giving effect to the dividend. Those conditions are generally are as follows: (i) our assets (exclusive of goodwill and deferred charges) would equal at least 1 1/4 times our liabilities; and (ii) our current assets would equal at least our current liabilities or, if the average of our earnings before taxes on income and before interest expense for two preceding fiscal years was less than the average of our interest expense for such fiscal years, then our current assets must equal at least 1 1/4 times our current liabilities.

Shareholders are entitled to receive dividends only when and if declared by our board of directors. Although we paid cash dividends in 2000 and 2001, we have no intention to pay cash dividends in the foreseeable future. Instead, we intend to retain our earnings for the purpose of supporting our future growth. However, since 1994 we have paid nine stock dividends to our shareholders. The table below sets forth information concerning all dividends paid since the Bank opened in 1990. Dividends paid in 2000 through 2003 were paid by the Company, and dividends paid prior to 2000 were paid by the Bank.

Year	Stock Dividends	Cash Dividends		Year	Stock Dividends	Cash Dividends
2003	5%	—		1998	25%	—
2002	5%	—		1997	7%	—
2001	—	5	¢	1996	8%	—
2000	5%	10	¢	1995	5%	—
1999	—	—		1994	5%	—

On February 20, 2004, the Board of Directors of 1st Centennial declared a 25% stock dividend to shareholders of record April 1, 2004, to be paid on or about May 1, 2004. Cash will be paid in lieu of fractional shares.

In addition, the practice of our board of directors is to review periodically the advisability of paying cash dividends based on our earnings, financial position, current and anticipated cash requirements and other factors deemed relevant by our board of directors at that time. In making any such assessment, the board of directors would consider among other things our capital requirements as well as the capital requirements of the Bank and other factors concerning both 1st Centennial Bancorp and 1st Centennial Bank, including the maintenance of an adequate allowance for loan losses of the Bank.

Recent Sales of Unregistered Securities

The following information relates to securities of the Company or its subsidiaries issued or sold within the past three years, which were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

The Company issued an aggregate of 12,960 shares of its common stock in a private placement to the former president of the Bank, Mr. Spencer, in connection with the settlement of certain proceedings brought by Mr. Spencer against the Bank and certain of its officers and employees. The shares were sold by the Company on April 3, 2003 for a cash purchase price of $10.01 per share or an aggregate of $129,729. The per share price paid by Mr. Spencer is equivalent to the average exercise price of stock options which were cancelled when Mr. Spencer was terminated by the Bank. No underwriter was used in connection with the sale of shares to Mr. Spencer. The shares of common stock sold to Mr. Spencer were not registered under the Securities Act of 1933, as amended, in reliance on the exemption set forth in Section 4(2) thereof. See Note 13 to Notes to Consolidated Financial Statements.

Stock Repurchases

There were no stock repurchases during the fourth quarter of 2003.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion presents Management’s analysis of the financial condition and results of operations of 1st Centennial1 as of and for each of the years in the three-year period ended December 31, 2003 and includes the statistical disclosures required by SEC Guide 3 (“Statistical Disclosure by Company Holding Companies”). The discussion should be read in conjunction with the financial statements of 1st Centennial and the notes related thereto which appear elsewhere in this Form 10-KSB Annual Report (see Item 7 below).

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

You should read the selected financial data presented below in conjunction with our audited consolidated financial statements, including the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this Annual Report. The selected financial data as of December 31, 2003 and 2002 and for each of the years in the three year period ended December 31, 2003 is derived from our audited consolidated financial statements and related notes, which are included in this Annual Report. The selected financial data for prior years is derived from our audited consolidated financial statements, which are not included in this Annual Report. All per share information has been adjusted for stock splits and dividends declared from time to time.

	As of and For the Years Ended December 31,
	2003[2]	2002[2]	2001[2]	2000[2]	1999[2]
	(Dollars in Thousands, except per share data)
Income Statement:
Interest income	$16,687	$14,494	$10,804	$7,989	$5,976
Interest expense	2,106	2,377	2,694	2,331	1,586
Net interest income before provision for loan losses	14,581	12,117	8,110	5,658	4,390
Provision for loan losses	360	477	411	630	225
Noninterest income	3,022	2,424	1,993	2,041	1,035
Noninterest expense	14,014	11,556	8,070	5,690	4,152
Income before income tax expenses	3,229	2,508	1,622	1,379	1,048
Income tax expense	1,141	802	575	472	319
Net income	2,088	1,706	1,047	907	729
Share Data:
Earnings per share:
Basic	$1.48	$1.35	$1.05	$1.14	$0.89
Diluted	1.37	1.34	1.04	1.08	0.83
Weighted average common shares outstanding[3]
Basic	1,411,066	1,259,161	993,014	794,800	819,704
Diluted	1,523,042	1,270,456	1,004,149	841,638	873,209

[1]	As used throughout this Annual Report, the term includes, as appropriate, both 1st Centennial Bancorp and 1st Centennial Bank.
[2]	Data prior to December 23, 1999 (the effective date of the holding company reorganization) is for 1st Centennial Bank only and thereafter is for 1st Centennial and subsidiaries on a consolidated basis; data beginning August 17, 2001 includes the operations of Palomar Community Bank (merged into 1st Centennial Bank effective May 24, 2002).
[3]	As adjusted to give retroactive effect to stock splits and dividends.

	As of and For the Years Ended December 31,
	2003[2]	2002[2]	2001[2]	2000[2]	1999[2]
	(Dollars in Thousands, except per share data)
Balance Sheets:
Total assets	$254,383	$207,858	$198,026	$94,111	$76,007
Securities	36,026	32,822	34,014	9,481	8,003
Net loans[4]	188,222	141,112	125,695	58,774	52,382
Total deposits	212,773	183,188	174,328	86,381	69,140
Total stockholders’ equity	24,400	17,193	15,272	6,870	6,328
Performance Ratios:
Return on average equity[5]	9.83%	10.47%	10.20%	13.74%	12.01%
Return on average assets[6]	0.91%	0.83%	0.77%	1.07%	1.10%
Net interest margin[7]	7.08%	6.75%	6.84%	7.57%	6.96%
Efficiency ratio[8]	79.61%	79.47%	79.88%	73.91%	76.39%
Net loans to total deposits at period end	88.46%	77.03%	72.10%	68.04%	75.76%
Dividend payout ratio[9]	—	—	4.76%	8.77%	—
Capital Ratios:
Average stockholders’ equity to average total assets	9.21%	7.99%	5.35%	7.34%	8.34%
Tier 1 capital to average assets	10.79%	8.28%	5.69%	8.12%	8.44%
Tier 1 capital to total risk-weighted assets	12.48%	10.87%	8.30%	10.24%	10.30%
Total capital to total risk-weighted assets	13.63%	13.27%	11.07%	11.49%	11.22%
Asset Quality Ratios:
Nonperforming loans to total gross loans[10]	0.33%	0.41%	0.19%	0.19%	0.11%
Nonperforming assets to total loans and other real estate owned[11]	0.33%	0.41%	0.19%	0.19%	0.11%
Net loan charge-offs to average total loans	0.01%	0.12%	0.25%	0.61%	0.16%
Allowance for loan losses to total gross loans at period end	1.11%	1.24%	1.15%	1.45%	1.09%
Allowance for loan losses to nonperforming loans	339.45%	304.99%	605.80%	775.00%	952.46%

Critical Accounting Policies

1st Centennial’s financial statements are prepared in accordance with accounting principles generally accepted in the United States. The financial information contained within these statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, Management has identified its most critical accounting policy to be that related to the allowance for loan losses. The Company’s allowance for loan loss methodologies incorporate a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that Management believes is appropriate at each reporting date.

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

[4]	Loans are net of the allowance for loan losses and deferred fees.
[5]	Net income divided by average stockholders’ equity.
[6]	Net income divided by average total assets.
[7]	Net interest income as a percentage of average interest-earning assets.
[8]	Ratio of noninterest expense to the sum of net interest income before provision for loan losses and total noninterest income excluding securities gains and losses.
[9]	Dividends declared per share divided by basic earnings per share.
[10]	Nonperforming loans consist of nonaccrual loans, loans past due 90 days or more and restructured loans.
[11]	Nonperforming assets consist of nonperforming loans and other assets, including other real estate owned.

As 1st Centennial adds new products, it increases the complexity of its loan portfolio, and expands its geographic coverage, it will enhance its methodologies to keep pace with the size and complexity of the loan portfolio. Management might report a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with 1st Centennial’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management’s Discussion and Analysis section entitled “– Financial Condition – Allowance for Loan Losses.” Although Management believes the level of the allowance as of December 31, 2003 is adequate to absorb losses inherent in the loan portfolio, a decline in the regional economy may result in increasing losses that cannot reasonably be predicted at this time.

Results of Operations

General

1st Centennial reported net earnings of $2,088,000 for the year ended December 31, 2003, which represents an increase of $382,000 or 22.4%, over net earnings of $1,706,000 for the year ended December 31, 2002. Net earnings for 2002 increased $659,000 or 62.9%, over net earnings of $1,047,000 for the year ended December 31, 2001. The increase in net income from 2002 to 2003 is due to the Company’s focus on steady, controlled asset growth while at the same time emphasizing increased income from interest and fee sources. The increase in net income from 2001 to 2002 was from a full year of income from Palomar Community Bank (first as a separate subsidiary and later as a division of 1st Centennial Bank) in 2002 versus only 4 1/2 months in 2001, as well as interest and fees generated by strong loan demand, coupled with a decline in the cost of funds.

Basic earnings per share, as adjusted to give effect to stock dividends, were $1.48, $1.35 and $1.05 for the years ending December 31, 2003, 2002 and 2001, respectively. Diluted earnings per share, adjusted for the effects of the exercise of stock options and stock dividends were $1.37, $1.34, and $1.04 for the years ending December 31, 2003, 2002, and 2001, respectively. The increase in basic and diluted earnings per share from 2002 to 2003 can be attributed to the increase in net earnings in 2003 over 2002. The increase in basic and diluted earnings per share from 2001 to 2002 can be attributed to the increase in net earnings in 2002 over 2001 without a substantial increase in the number of average shares outstanding during 2002.

Return on average assets was 0.91% for 2003, compared to 0.83% for 2002 and 0.77% for 2001. Return on average stockholders equity was 9.83% for 2003, compared to 10.47% for 2002 and 10.20% for 2001. The increase from 2002 to 2003 in the return on average assets was a result of average interest-earning assets for 2003 increasing $26.4 million or 14.7%, and net income increasing $382,000 or 22.4% compared to this same period in 2002. The decrease in return on average equity is due in part, to more equity in 2003 than in 2002 as a result of the sale and issuance of 225,000 shares in a public stock offering completed in May of 2003. The increase from 2001 to 2002 was a result of increased earnings, primarily interest and fees on loans, as volume increased, and a decrease in the cost of funds.

Net Interest Income and Net Interest Margin

Net interest income is the difference between interest earned on loans and investments and interest paid on deposits and other borrowings. Net interest income totaled $14.6 million for the year ended December 31, 2003, up 20.3% from $12.1 million for the year ended December 31, 2002. Which in turn was up 49.4% from $8.1 million in 2001. The increase in net interest income from 2002 to 2003 was primarily the result of a $27.0 million increase in average total loans from 2002 to 2003. Average total loans increased from $134.2 million at December 31, 2002 to $161.2 million at December 31, 2003. The primary factor contributing to the growth of net interest income during 2002 as compared to 2001 was the presence of Palomar Community Bank (first as a separate subsidiary and later as a division of 1st Centennial Bank) for the entire year as compared to only 4 1/2 months in 2001.

Average earning assets increased $26.4 million, or 14.7% to $205.8 million in 2003, compared to an increase of $14.9 million or 9.0% to $179.4 million from 2001 to 2002. The increase in average earning assets from 2002 to 2003 was due to a 20.2% increase in average loans and the increase in average earning assets in from 2001 to 2002 was due to a 13.3% increase in average loans.

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

The net interest margin was 7.08%, 6.75%, and 6.84% for the years ended December 31, 2003, 2002 and 2001, respectively. The reason for the increase in the net interest margin in from 2002 to 2003 was an increase in the volume of earning assets and a small increase in the yield coupled with a decline in rates on interest-bearing liabilities and an increase in loan fees. The Company’s reference rate averaged 4.12% in 2003, compared to 4.68% in 2002. The primary reason for the decrease in the net interest margin in 2002 from 2001 was due to the low interest rate environment for earning assets, coupled with an increase in the cost of funds of other borrowings and redeemable preferred securities issued by 1st Centennial in 2002.

The cost of average interest-bearing liabilities decreased to 1.43% for 2003, compared to 1.71% in 2002 and 2.85% in 2001. The decrease is mostly attributed to a lower interest rate environment, reflective of the Federal Reserve Board’s interest rate policy.

Total interest income increased to $16.7 million in 2003, up from $14.5 million in 2002 and $10.8 million in 2001. The increase in total interest income for 2003 compared to 2002 was primarily due to an increase of approximately $2.6 million in interest and fees on loans and is attributable to an increase in the average balance of total loans outstanding for 2003, compared to 2002. The increase in interest income in 2002 compared to 2001 is primarily due to continued strong loan demand in the regions the Company serves, as well as the presence of Palomar Community Bank (first as a separate subsidiary and later as a division of 1st Centennial Bank) for all of 2002, compared to only 4 1/2 months in 2001.

Interest expense totaled $2.1 million in 2003, a decrease of $271,000 or 11.4% from $2.4 million in 2002. Interest expense decreased by $316,000 or 11.7% to $2.4 million in 2002, compared to $2.7 million in 2001. The decrease in interest expense in 2003 from 2002 was primarily the result of the higher rate certificates of deposit maturing and renewed at lower interest rates that reflect the current market. The decrease in the cost of average interest-bearing liabilities, including borrowed funds, was influenced by a decrease in the cost of borrowed funds, primarily due to the replacement of higher interest borrowings with lower interest borrowings through the issuance of trust preferred securities. Interest expense in 2002 from 2001 decreased, despite the presence of Palomar (first as a separate subsidiary and later as a division of 1st Centennial Bank) for an entire year in 2002 compared to only 4 1/2 months in 2001. Interest expense decreased primarily as a result of the continued historical low interest rate environment coupled with, a shift in the deposit mix, which caused a 30.1% increase in non-interest bearing demand deposits.

The following table shows the Company’s average balances of earning assets, and interest-bearing liabilities; the amount of interest income and interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest income and the net interest margin for the periods indicated:

Distribution, Rate and Yield Analysis of Net Interest Income

	For the Years Ended December 31,
	2003			2002			2001
	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average[12] Rate/Yield
	(Dollars in Thousands)
Interest-earning Assets:
Federal funds sold	$8,624	$90	1.04%	$9,465	$152	1.61%	$20,093	$385	3.28%
Interest-bearing deposits in financial institutions	5,006	233	4.65%	4,746	220	4.64%	6,570	298	5.78%
Investment securities:
Taxable[13]	27,044	1,016	3.76%	26,904	1,350	5.02%	15,817	762	6.67%
Non-taxable	3,929	174	4.43%	4,140	186	4.49%	3,662	158	4.31%

Total investments	44,603	1,513	3.39%	45,255	1,908	4.22%	46,142	1,603	5.01%
Loans[14]	161,207	15,174	9.41%	134,169	12,586	9.38%	118,428	9,201	10.63%

Total interest-earning assets	$205,810	$16,687	8.11%	$179,424	$14,494	8.08%	$164,570	$10,804	9.11%

Interest-bearing Liabilities:
Interest-bearing deposits
Interest-bearing demand deposits	$17,851	$43	0.24%	$19,209	$41	0.21%	$17,455	$54	0.45%
Money market deposits	36,666	354	0.97%	33,793	299	0.88%	37,429	622	2.00%
Savings deposits	18,266	115	0.63%	18,145	98	0.54%	14,554	153	1.41%
Time deposits $100,000 or greater	37,834	850	2.25%	30,260	936	3.09%	25,211	999	3.96%
Other time deposits	27,804	397	1.43%	30,667	673	2.19%	36,489	787	2.17%

Total interest-bearing deposits	$138,421	$1,759	1.27%	$132,074	$2,047	1.55%	$131,138	$2,615	2.11%

FHLB borrowings and long-term debt	2,679	33	1.23%	4,133	156	3.77%	1,392	79	5.68%
Federal funds purchased	404	7	1.73%	24	1	4.17%	—	—
Redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures	6,000	307	5.12%	2,859	173	6.05%	—	—	—

Total interest-bearing liabilities	$147,504	$2,106	1.43%	$139,090	$2,377	1.71%	$132,530	$2,694	2.85%

Net interest income		$14,581			$12,117			$8,110

Net interest margin[15]			7.08%			6.75%			6.84%

[12]	Average rates/yields for 2001 have been adjusted to reflect the ownership of Palomar Community Bank (reporting as a subsidiary and later as a division of 1st Centennial Bank) for 4 1/2 months in 2001.
[13]	Yields on income have been computed on a tax equivalent basis, except for municipal securities, because the amounts are minimal.
[14]	Loans are gross, which excludes the allowance for loan losses, and net of deferred fees. Nonaccrual loans are included in the table for computation purposes, but the foregone interest of such loans is excluded. Loan fees were approximately $2,716,000, $1,901,000 and $1,194,000 for the years ended December 31, 2003, 2002 and 2001, respectively.
[15]	Net interest income as a percentage of average interest-earning assets.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities, the amount of change attributable to changes in average daily balances (volume), changes in interest rates (rate), and changes attributable to both the volume and rate (rate/volume):

Rate/Volume Analysis of Net Interest Income

	Year Ended December 31, 2003 vs. 2002				Year Ended December 31, 2002 vs. 2001
	Increases (Decreases) Due to Change In				Increases (Decreases) Due to Change In
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(Dollars in Thousands)
Increase (Decrease) in Interest Income:
Federal funds sold	$(14)	$(53)	$5	$(62)	$(349)	$(336)	$452	$(233)
Interest-bearing deposits in financial institutions	12	1	—	13	(105)	(75)	102	(78)
Investment securities[16]	(2)	(342)	(2)	(346)	761	(254)	109	616
Loans[17]	2,536	43	9	2,588	1,673	(1,480)	3,192	3,385

Total	$2,532	$(351)	$12	$2,193	$1,980	$(2,145)	$3,855	$3,690

Increase (Decrease) in Interest Expense:
Interest-bearing demand deposits	$(3)	$5	$—	$2	$8	$(42)	$21	$(13)
Money market deposits	25	27	3	55	(73)	(419)	170	(322)
Savings deposits	1	16	—	17	51	(127)	20	(56)
Time deposits $100,000 or greater	234	(256)	(64)	(86)	200	(219)	(44)	(63)
Other time deposits	(63)	(235)	22	(276)	(126)	14	(2)	(114)
FHLB borrowings and long-term debt	(55)	(105)	37	(123)	156	(27)	(52)	77
Federal funds purchased	16	(1)	(9)	6	—	—	1	1
Redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures	190	(27)	(29)	134	—	—	173	173

Total	$345	$(576)	$(40)	$(271)	$216	$(820)	$287	$(317)

Total change in net interest income	$2,187	$225	$52	$2,464	$1,764	$(1,325)	$3,568	$4,007

Provision for Loan Losses

Calculating the allowance for loan losses is divided into two primary allocation groups: (1) allocations are assigned to adversely graded loans, (2) all other passing grade loans. For adversely graded loans, the Company has determined an allowance amount to set aside which it believes is sufficient to cover any potential collateral shortfall. Problem loans are identified by the Loan Officer, Chief Credit Officer, Loan Review or by the Examiners. Those loans identified as problem loans are assigned a risk grade. Loans graded special mention are multiplied by an inherent loss factor of 4% to determine the amount to be included in the allowance. Loans graded substandard are generally multiplied by a loss factor of 10 to 20%, loans graded doubtful are generally multiplied by a loss factor of 50% and loans graded loss are multiplied by a loss factor of 100%. All other loans, graded pass are multiplied by an historical experience factor to determine the appropriate level of the allowance for loan losses. In addition to historical experience factors, the Company also provides for losses due to economic factors, concentration of credit and portfolio composition changes.

For the year ended December 31, 2003, the provision for loan losses was $360,000, compared to $477,000 and $411,000 for 2002 and 2001, respectively. The decrease in the provision from 2002 to 2003 is attributed to the quality of our loan portfolio. Net loan charge-offs to average loans decreased during the year ended December 31, 2003 to .01% from .12% for 2002 due to early identification of problem credits and thorough workout strategies. The increase in the provision from 2001 to 2002 was the result of management’s continued review and methodology in determining adequate levels to the overall allowance and for growth in the loan portfolio. One of the procedures used for monitoring the loan portfolio is migration analysis. Based on the results of this program, in addition to management’s

[16]	Yields on income have not been computed on a tax equivalent basis, because tax-exempt investments are minimal.
[17]	Loans are gross, which excludes the allowance for loan losses, and net of deferred fees. Nonaccrual loans are included in the table for computation purposes, but the foregone interest of such loans is excluded. Loan fees were approximately $2,716,000, $1,901,000 and $1,194,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

determination, the provision is increased or decreased. The procedures for monitoring the adequacy of the Allowance, as well as detailed information concerning the allowance itself, are included in the “Allowance for Loan Losses” section.

Noninterest Income

Noninterest Income for 1st Centennial includes customer service fees, net gains and commissions from sale of loans, increases in the cash surrender value of life insurance policies, broker fee income and other miscellaneous income.

Total noninterest income increased $598,000 or 24.7% to $3,022,000 for the year ended December 31, 2003, compared to $2,424,000 for the same period of 2002. The increase was primarily the result of the increases of $243,000 and $449,000 in customer service fees and gains and commissions from sale of loans, respectively. Customer service fees increased as a result of the increased collection of analysis service charges on homeowner association accounts, as well as increased service charges on deposit accounts due to growth from 2002 to 2003. The increase in gain from sale of loans was the result of more loans originated and sold through our conduit for loan sales. For the year ended December 31, 2003 compared to 2002, noninterest income as a percentage of average earning assets increased to 1.47% from 1.35%.

Total noninterest income increased $431,000 or 21.6% to $2,424,000 for the year ended December 31, 2002, compared to $1,993,000 for the same period of 2001. The increase was primarily the result of the increases of $134,000, $119,000 and $131,000 in gains and commissions from sale of loans, increase in the cash surrender value of life insurance and broker fee income, respectively. The increase in gains and commissions from the sale of loans was due to an increase in volume of loans sold. The increase in cash surrender value of life insurance was due to the addition of one life insurance policy in 2002. The increase in broker fee income is a result of serviced participation loans at 1st Centennial’s Escondido Branch (formerly Palomar Community Bank), and due to the increased volume of loans participated to others in 2002. For the year ended December 31, 2002 compared to 2001, noninterest income as a percentage of average earning assets increased to 1.35% from 1.21%.

The following table sets forth the various components of the Company’s noninterest income for the periods indicated:

Noninterest Income

	For the Years Ended December 31,
	2003		2002		2001
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Customer service fees	$1,348	44.61%	$1,105	45.59%	$1,137	57.05%
Gains and commissions from sale of loans	996	32.96%	547	22.57%	413	20.72%
Increase in cash surrender value of life insurance	301	9.96%	209	8.62%	90	4.52%
Broker fee income	337	11.15%	316	13.04%	185	9.28%
Other income	40	1.32%	247	10.18%	168	8.43%

Total noninterest income	$3,022	100.00%	$2,424	100.00%	$1,993	100.00%

As a percentage of average earning assets		1.47%		1.35%		1.21%

Noninterest Expense

Noninterest expense for the Company includes salaries and employee benefits, net occupancy and equipment, professional services, and other operating expenses.

Noninterest expense totaled $14,014,000 for the year ended December 31, 2003. This represented an increase of $2,458,000 when compared to $11,556,000 for the same period of 2002. The increase in noninterest expense was due to the $2,378,000 increase in salaries, wages and employee benefits and the $311,000 increase in marketing expense, offset by a reduction of $555,000 in professional expense. The increase in salaries, wages and employee benefits was a result of additional staffing, salary increases, and the opening of a de novo branch in Palm Desert in March of 2003. The dollar increase in this category caused salaries, wages and employee benefits as a percentage of total noninterest expense to increase from 52.4% to 60.2% for the year ended December 31, 2002 and December 31, 2003, respectively. The increase in marketing expense of $311,000 was due to the expense related to the continued success of our business development efforts in growing assets, loans and deposits. A portion of the increase in noninterest expense was offset by $555,000 or a 46.8% reduction in professional fees mainly as a result of decreased litigation expenses in 2003. For the year ended December 31, 2003 as compared to 2002, noninterest expense as an annualized percentage of average earning assets increased to 6.81% from 6.44%.

Noninterest expense totaled $11,556,000 for the year ended December 31, 2002. This represented an increase of $3,486,000 as compared to $8,070,000 for the same period of 2001. The increase in noninterest expense was due to a $1,689,000 increase in salaries, wages and employee benefits, the $294,000 increase in occupancy expense, the $552,000 increase in professional expense and the $554,000 increase in other expense. The increase in salaries, wages and employee benefits was due to the addition of Palomar Community Bank (first as a separate subsidiary and later as a division of 1st Centennial Bank) for an entire year, and for added staffing to support growth. The increase in occupancy expense of $294,000 was due to the need for increased office space and equipment for 1st Centennial’s growth. The increase in professional expense of $552,000 was anticipated as 1st Centennial expanded its service area and products, as well as enhancing its computer network systems and upgrading its data processing vendor. The increase also resulted in part from increased professional fees due to the merger of Palomar Community Bank into 1st Centennial Bank in 2002. The increase in other expenses of $554,000 was primarily a result of the addition of Palomar Community Bank (first as a separate subsidiary and later as a division of 1st Centennial Bank) for an entire year in 2002, as compared to only 4 1/2 month in 2001. In addition, we added staff to expand our Real Estate/Construction Loan Division and to support our asset growth. For the year ended December 31, 2003 compared to 2002, noninterest expense as an annualized percentage of average earning assets increased to 6.44% from 4.90%.

Efficiency Ratio - Note: defined on page 19, footnote 8.

The Company’s efficiency ratio, which is the ratio of noninterest expense to the sum of net interest income before the loan loss provision, and total noninterest income, excluding securities gains and losses, rose to 79.6% for the period ending December 31, 2003 from 79.5% for the period ending December 31, 2002. The 2.4 million increase in the Company’s salaries, wages and employee benefits during 2003 contributed to this small percentage increase.

The following table sets forth the breakdown of noninterest expense for the periods indicated:

Noninterest Expense

	For the Years Ended December 31,
	2003		2002		2001
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Salaries, wages and employee benefits	$8,432	60.17%	$6,054	52.39%	$4,365	54.09%
Net occupancy expense	1,510	10.77%	1,394	12.06%	1,100	13.63%
Marketing	548	3.91%	237	2.05%	265	3.28%
Data processing fees	768	5.48%	760	6.58%	462	5.72%
Professional fees	630	4.50%	1,185	10.25%	633	7.84%
Postage, telephone, supplies	612	4.37%	494	4.27%	389	4.82%
Directors’ fees	177	1.26%	151	1.31%	129	1.60%
Other operating expense	1,337	9.54%	1,281	11.09%	727	9.02%

Total other expenses	$14,014	100.00%	$11,556	100.00%	$8,070	100.00%

As a percentage of average earning assets		6.81%		6.44%		4.90%

Efficiency ratio		79.61%		79.47%		79.88%

Provision for Income Taxes

The provision for income taxes was $1,141,000 in 2003, compared to $802,000 in 2002 and $575,000 in 2001. For the year ended December 31, 2003, the effective tax rate was 35.3%, compared to an effective tax rate of 32.0% in 2002 and 35.5% in 2001. These rates are below the standard combined Federal and state statutory rates as a result of the following book to tax adjustments to income for each period: investment income on municipal bonds (federal tax exempt) and income on life insurance policies (tax exempt). These book to tax adjustments and income variances from tax exempt assets cause fluctuations in the effective tax rates. The decrease in the effective rate from 2001 to 2002 resulted from a higher volume of tax exempt income from life insurance policies.

Financial Condition

Summary

1st Centennial’s total assets were $254.4 million at December 31, 2003, compared to $207.9 million and $198.0 million at December 31, 2002 and 2001, respectively. This represented increases of 22.4% and 5.0% in 2003 and 2002, respectively. The increases in total assets in 2003 and 2002 was due to internally generated growth, most significantly in the loan portfolio. Total loans were $191.3 million at December 31, 2003, compared to $143.5 million and $127.6 million at December 31, 2002 and 2001, respectively, representing increases of 33.3% and 12.5% in 2003 and 2002, respectively. Total deposits were $212.8 million at December 31, 2003, compared to $183.2 million and $174.3 million at December 31, 2002 and 2001, respectively, representing increases of 16.2% and 5.1% in 2003 and 2002, respectively.

Noninterest bearing demand deposits increased $12.7 million, or 23.6% to $66.6 million at December 31, 2003 as compared to December 31, 2002. The demand deposit year-to-date average balance of $60.5 million was 43.7% of total average deposits during 2003. It’s year-to-date average was $13.7 million higher at December 31, 2003 as compared to December 31, 2002. Compared to December 31, 2002, interest bearing demand and money market accounts were $11.1 million dollars more on December 31, 2003. The 2003 increase in these deposit category’s average balances is one contributing factor to the Bank’s 2003 favorable 7.08% net interest margin.

In 2002 the Company had reductions in certain high-cost time deposits at Palomar Community Bank. These reductions were expected due to the fact that Palomar Community Bank was previously a savings and loan association until 1999, and therefore paid generally higher rates on time deposits than commercial banks. Many of these time deposits matured in 2001 following our acquisition of Palomar Community Bank in August 2001. The runoff continued to some extent into 2002 with the continued maturation of the remainder of these high-cost time deposits. However, we have since successfully replaced those time deposits with Home Owners Association deposits which generally are carried as low cost transaction accounts.

Total stockholders’ equity was $24.4 million at December 31, 2003, representing an increase of 41.9%, or $7.2 million over December 31, 2002 stockholders’ equity of $17.2 million. Stockholders’ equity at December 31, 2002 increased by 12.6%, or $1.9 million over December 31, 2001 amounts. The increase of $7.2 million or 41.9% as of December 31, 2003 was primarily due to $4,871,000 in net proceeds from the sale of 225,000 shares of common stock in a public offering concluded, in the second quarter of 2003, and $2,088,000 in year-to-date net income. The increase from 2001 to 2002 was primarily due to earnings from 1st Centennial.

Loan Portfolio

Total gross loans were $191.3 million at December 31, 2003, compared to $143.5 million and $127.6 million at December 31, 2002 and 2001, respectively. Total gross loans represented 75.2% of total assets at December 31, 2003, compared to 69.0% and 64.4% of total assets at December 31, 2002 and 2001, respectively. The loan development and acquisition efforts of the Bank’s loan officers/branch managers and commercial lending group caused the loan growth and the change in commercial and multi-family loans to increase to 33.6% of the total loan portfolio at December 31, 2003 from 23.9% at December 31, 2002. The growth in the real estate commercial and multi-family and construction loan categories reduced the commercial loan percentage of total gross loans to 21.9% at December 31, 2003 from 26.7% at December 31, 2002. This percentage reduction occurred inspite of the $3.7 million or 9.7% increase in commercial loans to $42.0 million on December 31, 2003 compared to $38.3 million on December 31, 2002. Total loans increased by $47.8 million or 33.3% in 2003 and by $15.9 million or 12.5% in 2002. The other factors that increased total gross loans in 2003 and 2002 was the continued strong loan demand in our market areas, and Bank lending officers efforts.

The following table sets forth the composition of the Company’s loan portfolio as of the dates indicated:

Loan Portfolio Composition

	As of December 31,
	2003		2002		2001		2000		1999
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Real estate loans:
Construction and development	$70,654	36.94%	$53,246	37.12%	$37,950	29.76%	$14,358	23.92%	$15,248	28.66%
Residential loans	6,169	3.23%	9,975	6.95%	17,909	14.04%	4,490	7.48%	1,648	3.10%
Commercial and multi-family	64,260	33.60%	34,297	23.91%	31,218	24.47%	11,782	19.63%	10,885	20.47%
Commercial loans	42,009	21.94%	38,305	26.70%	30,581	23.97%	21,583	35.96%	18,686	35.13%
Consumer loans	598	0.31%	1,583	1.11%	2,982	2.34%	4,099	6.83%	4,313	8.11%
Equity lines of credit	4,088	2.14%	4,697	3.27%	4,759	3.73%	1,887	3.14%	876	1.65%
Credit card and other loans	3,500	1.84%	1,351	0.94%	2,161	1.69%	1,827	3.04%	1,531	2.88%

Total gross loans	$191,278	100.00%	$143,454	100.00%	127,560	100.00%	60,026	100.00%	53,187	100.00%

Less:
Unearned income	(948)		(570)		(405)		(384)		(224)
Allowance for loan losses	(2,108)		(1,772)		(1,460)		(868)		(581)

Total net loans	$188,222		$141,112		$125,695		$58,774		$52,382

Real Estate – Construction and Development

1st Centennial makes loans to finance the construction of residential and commercial properties and to finance land acquisition and development. Construction and development loans are obtained principally through solicitations by 1st Centennial and through continued business from builders and developers who have previously borrowed from 1st Centennial. When the total amount of a loan would otherwise exceed 1st Centennial’s legal lending limit, 1st Centennial sells participation interests to other financial institutions to facilitate the extension of credit.

1st Centennial’s owner-occupied single-family construction loans typically have a maturity of twelve months. Construction-to-permanent loans are secured by a deed of trust and usually do not exceed 90% of the appraised value of the home to be built with a minimum of 10% equity. Construction only loans normally do not exceed 80% of the appraised value of the home to be built with a minimum of 10% equity. All owner-occupied single-family construction borrowers have been pre-qualified for long-term loans using Fannie Mae underwriting guidelines. All underwriting on tracts and commercial construction where a portion or all of the property will be leased to a third party is done in conformity with a discounted cash flow analysis.

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

Construction loans for the purpose of acquiring unimproved land and developing such land into improved residential lots typically have a maturity of 12 to 18 months and are tied to a floating rate with the prime rate as the index. These loans do not exceed 65% of the appraised value and are secured by a first deed of trust. The principal or principals are required to personally guarantee repayment of the loan. To further reduce risk inherent in construction lending, 1st Centennial limits the number of properties which can be constructed on a “speculative” or unsold basis contingent upon absorption rates detailed by an approved appraiser and subject to final review and, if the loan amount is in excess of approved lending authority, approval by 1st Centennial’s Loan Committee.

1st Centennial’s underwriting criteria is designed to evaluate and minimize the risk of each construction loan. A wide variety of factors are carefully considered before originating a construction loan, including the availability of permanent financing to the borrower (which may be provided by 1st Centennial at prevailing market rates); the reputation of the borrower and the contractor; independent valuations and reviews of cost estimates; pre-construction sale information, and cash flow projections of the borrower. At the time of 1st Centennial’s origination of a construction loan to a builder, the builder often has a signed contract with a purchaser for the sale of the “to-be-constructed” house, thereby providing reasonable assurance of a repayment source and mitigation of 1st Centennial’s underwriting risks. To further reduce risk inherent in construction lending, 1st Centennial limits the number of properties, which can be constructed on a “speculative” or unsold basis contingent upon absorption rates detailed by an approved appraiser and subject to final review and approval by 1st Centennial’s Real Estate Department Manager. Moreover, 1st Centennial controls certain risks associated with construction lending via a fund disbursement/voucher-control system requiring builders to submit itemized bills to 1st Centennial (along with appropriate lien releases), and by paying the subcontractors directly. For a contractor meeting specific criteria, loan funds may be disbursed under a “draw” system, directly to the contractor.

Commercial construction loans are underwritten using the actual or estimated cash flow the secured real property would provide to an investor (“Income Approach”) in the event of a default by the borrower. A debt coverage ratio of 1.25:1 and a maximum loan-to-value of 75% are required in most cases.

Residential Loans

As an accommodation, we occasionally offer 1st trust deed mortgages for single-family residences on either a fixed or variable rate basis; however, the majority of new mortgage loan originations are sold to a third party.

The Bank places mortgage loans through its loan agents to traditional mortgage lenders. Prior to placement, we perform a full underwriting process which includes customary disclosures to the borrower, such as broker notification and good faith estimate; obtaining credit reports, opening title and escrow; ordering the appraisal; verifying employment and account information, etc. These loans are underwritten to Fannie Mae and Freddie Mac guidelines. On occasion, as an accommodation, we will make loans secured by a first trust deed on a primary or secondary residence, with maturities of 5 to 10 years. In those instances, the required disclosures are made, a credit report obtained, financial information analyzed, appraisal obtained, flood hazard certificate obtained, and appropriate fire and casualty insurance coverage placed. Loan to value ratios on these loans typically do not exceed 80% and the borrower must demonstrate historic cash flow to service the payments.

Real Estate – Commercial and Multi-Family

In order to accommodate existing customers and to solicit new commercial loan and deposit relationships, 1st Centennial originates permanent loans secured by owner-occupied commercial real estate (investor-owned real estate is only considered on an exception basis as an accommodation to substantial existing customers). 1st Centennial’s commercial real estate portfolio primarily includes loans secured by small office buildings and commercial/industrial real properties. Commercial real estate loans may be secured by a combination of both commercial and single-family properties. At December 31, 2003, commercial real estate loans secured by multi-family (5 or more) residential properties were not a significant portion of 1st Centennial’s commercial real estate loan portfolio. These loans totaled approximately $1.6 million or 2.5% of the commercial real estate loan portfolio category and .8% of total gross loans.

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

Commercial Loans

1st Centennial’s commercial loans consist of (i) loans secured by commercial real estate and (ii) business loans, which are not secured by real estate, or if secured by real estate, the principal source of repayment is expected to be from business income, operating cash flows, etc. For a discussion of 1st Centennial’s loans secured by commercial real estate lending see “– Real Estate – Commercial.” Business loans include revolving lines of credit, working capital loans, equipment financing, letters of credit and inventory financing. Loans to businesses are underwritten using the three C’s of credit…character, capacity, and credit. It is important to know your borrower. In that regard we check a variety of credit sources to verify that the borrower has a history of satisfactorily discharging its obligations according to terms; we require at least three years of annual financial statements and a current interim statement for analysis. It is important to demonstrate that historical cash flows are sufficient to service not only the subject loan, but also all other obligations of the borrower. We typically require a debt coverage ratio of 1.25 for term loans. On loans where accounts receivable and/or inventory are financed, periodic accounts receivable and accounts payable agings are required in order to monitor the integrity of the loan vis-à-vis the collateral. Under certain limited circumstances unsecured loans may be made, but even when we make unsecured loans we protect ourselves by ensuring that appropriate insurance is in place naming us as loss payee, and we require periodic financial information be provided to us in order to monitor the loan during the term of the arrangement. Term loans may be made to support asset growth. Independent sources are used to establish collateral values. Typically, advances represent up to 80% of the asset financed.

Typically, business loans are floating rate obligations and are made for terms of 5 years or less, depending on the purpose of the loan and the collateral. No single business customer accounted for more than 3% of total loans at December 31, 2003.

Consumer and Other Loans

The consumer loans originated by 1st Centennial include automobile loans and miscellaneous other consumer loans, including unsecured loans, home lines of credit and credit card accounts. At December 31, 2003, consumer loans totaled $8.2 million, or 4.3% of the Company’s loan portfolio.

We underwrite these loans based on a satisfactory credit history, verifiable, stable income, with maximum debt ratios of 50%, and satisfactory financial information. When personal property collateral is taken, we take a first position security interest in the collateral, obtain an independent evaluation of value of the collateral, and ensure that appropriate insurance is in place with us named as beneficiary. If real estate is taken as collateral, then we are typically in either a first or second trust deed position, appropriately margined, requiring the borrower to have reasonable equity in the asset being financed. We are also named as loss payee on the insurance, and an appraisal or evaluation of value is made to establish an independent value of the real property being financed. If required, an environmental questionnaire is completed by the borrower and/or an environmental report is obtained from an authorized environmental firm to ensure that the subject property if free of hazardous or other environmental concerns. Loans are monitored through various reports generated by the loan system.

Loan Maturities and Sensitivity to Changes in Interest Rates. The following table shows the maturity distribution and repricing intervals of 1st Centennial’s outstanding loans as of December 31, 2003. In addition, the table shows the distribution of such loans between those with variable or floating interest rates and those with fixed or predetermined interest rates. The table includes nonaccrual loans of $621,000. Loan amounts are shown before deferred loan fees and before the allowance for loan losses.

Loan Maturities and Repricing Schedule

	As of December 31, 2003
	Within One Year	After One But Within Five Years	After Five Years	Total
	(Dollars in Thousands)
Real estate loans:
Construction and development	$63,052	$7,526	$76	$70,654
Residential loans	551	199	5,419	6,169
Commercial and multi-family	2,984	12,350	48,926	64,260
Commercial loans	22,725	13,898	5,386	42,009
Consumer loans	81	504	13	598
Equity lines of credit	4	55	4,029	4,088
Credit card and other loans	1,158	1,694	648	3,500

Total loans	$90,555	$36,226	$64,497	$191,278

Loans with variable (floating ) interest rates	$25,424	$3,387	$—	$28,811

Loans with predetermined (fixed) interest rates	$86,520	$30,551	$45,396	$162,467	[18]

Approximately 85.0% or $162.5 million of 1st Centennial’s loan portfolio at December 31, 2003 was classified as being at fixed rates, compared to 76.0% or $109.1 million, at December 31, 2002. Loans with variable rates at December 31, 2003 were $28.8 million compared to $34.4 million at December 31, 2002. However, 72.4% or $138.5 million of 1st Centennial’s loan portfolio is written as variable rate loans. Of this $138.5 million in variable rate loans, $109.7 million, or approximately 79.2%, are written with established floors, which have been reached due to the continuing low interest rate environment. These loans are, therefore, temporarily classified as fixed rate loans until the variable rate index rises above the floors. Approximately $52.8 million of the loans in the Company’s portfolio are “truly” fixed rate loans.

Off-Balance Sheet Arrangements

During the ordinary course of business, 1st Centennial will provide various forms of credit lines to meet the financing needs of its customers. These commitments to provide credit represent an obligation of 1st Centennial to its customers, which is not represented in any form within the consolidated balance sheets of 1st Centennial. These commitments represent a credit risk to 1st Centennial. Total unused commitments to extend credit were $108.5 million at December 31, 2003 and $69.0 million at December 31, 2002, representing 56.7% of and 48.1% of outstanding gross loans at December 31, 2003 and 2002, respectively. The Company’s standby letters of credit were $2.9 million and $130,000 at December 31, 2003 and 2002, respectively.

The effects on 1st Centennial’s revenues, expenses, cash flows and liquidity from the unused portions of the commitments to provide credit cannot be reasonably predicted, because there is no guarantee that the lines of credit will ever be used.

For more information regarding 1st Centennial’s off-balance sheet arrangements, see Note 13 on page F-28 of the financial statements contained herein.

[18]	Includes $109.7 million in variable rate loans with established floors, which have been reached, and in essence, become fixed rate loans until the variable rate index rises above the floors.

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

Nonperforming assets include loans for which interest is no longer accruing, loans 90 or more days past due and still accruing, restructured loans and other real estate owned. Nonperforming assets at December 31, 2003 were $621,000 compared to $581,000 at December 31, 2002, representing 0.33% and 0.41% of gross loans, respectively. Non performing assets as of December 31, 2003 included one construction loan totaling $69,000, two commercial and multi-family loans totaling $353,000, five commercial loans totaling $175,000, two consumer loans totaling $8,000 and one credit card and other loan totaling $16,000. The Company had no other real estate owned at December 31, 2003. There were no loans 90 days or more past due and still accruing at December 31, 2003. In 2002, one residential loan represented more than 50% of the $394,000 of total nonaccrual loans. Loans 90 days or more past due and still accruing increased from zero to $187,000 from 2001 to 2002, consisting of one commercial loan for $137,000 and one residential loan secured under a line of credit for $50,000.

During the fourth quarter of 2003, the Bank foreclosed on a real estate loan and owned real property as Other Real Estate Owned. This property was subsequently sold and the Bank provided a loan to facilitate this transaction before the end of 2003.

The following table provides information with respect to the components of the Company’s nonperforming assets as of the dates indicated:

Nonperforming Assets

	As of December 31,
	2003	2002	2001	2000	1999
	(Dollars in Thousands)
Nonaccrual loans:[19]
Real estate loans:
Construction and development	$69	$—	$—	$—	$—
Residential loans	—	221	200	—	—
Commercial and multi-family	353	173	—	—	—
Commercial loans	175	—	28	30	18
Consumer loans	8	—	13	—	—
Equity lines of credit	—	—	—	—	—
Credit card and other loans	16	—	—	7	43

Total nonaccrual loans	621	394	241	37	61

Loans 90 days or more past due (as to principal or interest) and still accruing:
Real estate loans:
Construction and development	—	—	—	—	—
Residential loans	—	50	—	—	—
Commercial and multi-family	—	—	—	—	—
Commercial loans	—	137	—	75	—
Consumer loans	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Credit card and other loans	—	—	—	—	—

Total loans 90 days or more past due And still accruing	—	187	—	75	—

Restructured loans[20]	—	—	—	—	—

Total nonperforming loans	621	581	241	112	61
Other real estate owned	—	—	—	—	—

Total nonperforming assets	$621	$581	$241	$112	$61

Nonperforming loans as a percentage of total gross loans[21]	0.33%	0.41%	0.19%	0.19%	0.11%
Nonperforming assets as a percentage of total loans and other real estate owned	0.33%	0.41%	0.19%	0.19%	0.11%
Allowance for loan losses to nonperforming loans	339.45%	304.99%	605.80%	775.00%	952.46%
Allowance for loan losses	$2,108	$1,772	$1,460	$868	$581

[19]	During the year ended December 31, 2003, no income related to these loans was included in net income. Additional interest income of approximately $24,000, would have been recorded for the year ended December 31, 2003 if these loans had been paid in accordance with their original terms and had been outstanding throughout the applicable period then ended or, if not outstanding throughout the applicable period then ended, since origination.
[20]	A “restructured loan” is one the terms of which were negotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower.
[21]	Total loans are gross of the allowance for loan losses and net of deferred fees.

Allowance For Loan Losses

In originating loans, the Company recognizes that credit losses will be experienced and that the risk of loss will vary with the type of loan being made and the creditworthiness of the borrower over the term of the loan. It is management’s policy to maintain an adequate allowance for loan losses based on management’s loan loss experience, evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality.

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

Calculating the allowance for loan losses is divided into two primary allocation groups: (1) allocations are assigned to adversely graded loans, (2) all other passing grade loans. For adversely graded loans, the Company has determined an allowance amount to set aside which it believes is sufficient to cover any potential collateral shortfall. Problem loans are identified by the Loan Officer, Chief Credit Officer, Loan Review or by the Examiners. Those loans identified as problem loans are assigned a risk grade. Loans graded special mention are multiplied by an inherent loss factor of 4% to determine the amount to be included in the allowance. Loans graded substandard are generally multiplied by a loss factor of 10 to 20%, loans graded doubtful are generally multiplied by a loss factor of 50% and loans graded loss are multiplied by a loss factor of 100%. All other loans, graded pass are multiplied by an historical experience factor to determine the appropriate level of the allowance for loan losses. In addition to historical experience factors, the Company also provides for losses due to economic factors, concentration of credit and portfolio composition changes.

The Company continues to actively monitor asset quality and to charge-off loans against the allowance for loan losses when appropriate or to provide specific loss allowances when necessary. Although we believe we use the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ from the economic conditions in the assumptions used in making the initial determinations.

The allowance for loan losses as a percentage of total loans outstanding as of December 31, 2003 was 1.11%, as compared to 1.24% for 2002 and 1.15% in 2001. The allowance for loan losses as a percentage of total non-performing assets was 339.45%, 304.99% and 605.80% at December 31, 2003, 2002 and 2001, respectively. The percentage of the allowance for loan losses to total non-performing assets is managed by strict compliance with enhanced loan policies of the Company in identifying potential non-performing assets. One of the procedures used for monitoring the loan portfolio is migration analysis. Based on the results of this program, in addition to management’s determination, the amount of the allowance is increased or decreased. Net loan charge-offs during 2003 approximated $24,000 or only 0.01% of average total loans, compared to $165,000 or 0.12% during 2002 and $293,000 or 0.25% in 2001. During the first quarter of 2003 there was one commercial loan for $137,000 that was charged to the allowance for loan losses. This loan represented 63.1% of the $217,000 in total commercial loans charged-off in 2003. Later in 2003 the Bank started to recover the previously charged-off loan balance. The amount recovered through December 31, 2003 on this loan was $103,000 or 73.6% of the $140,000 in total commercial loans recovered in 2003. The loan loss provision decline was caused by the small net charge-offs during 2003, and the ratio of the allowance for loan losses to average total loans was determined by management to be adequate. Also, the loan portfolios growth was in real estate secured loans. If there is a foreclosure on real estate related loans, then the Bank owns the property and the loan allowance is not likely to be impacted as long as the loan to value meet the Bank’s loan policy.

The following table summarizes the activity in the Company’s allowance for loan losses for the periods indicated:

Allowance for Loan Losses

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in Thousands)
Balances:
Average total loans outstanding during period	$161,207	$134,169	$118,428	$55,822	$46,978

Total loans outstanding at end of period, net of unearned income	$190,330	$142,884	$127,155	$59,642	$52,963

Allowance for Loan Losses:
Balance at beginning of period	$1,772	$1,460	$868	$581	$433
Acquisition of allowance for loan losses, Palomar Community Bank	—	—	603	—	—
Charge-offs:
Real estate loans:
Construction and development	—	—	64	7	—
Residential loans	—	49	—	—	—
Commercial and multi-family	—	—	—	—	—
Commercial loans	217	71	163	345	13
Consumer loans	2	65	—	—	—
Equity lines of credit	—	—	—	—	—
Credit card and other loans	2	9	79	11	83

Total charge-offs	221	194	306	363	96

Recoveries:
Real estate loans:
Construction and development	—	3	2	—	—
Residential loans	23	—	—	—	—
Commercial and multi-family	—	—	—	—	—
Commercial loans	140	15	5	8	14
Consumer loans	34	11	—	—	—
Equity lines of credit	—	—	—	—	—
Credit card and other loans	—	—	6	12	5

Total recoveries	197	29	13	20	19

Net charge-offs	(24)	(165)	(293)	(343)	(77)
Provision charged to operations	360	477	411	630	225
Reclassification for off-balance sheet commitments	—	—	(129)	—	—

Allowance for loan losses balance, end of period	$2,108	$1,772	$1,460	$868	$581

Ratios:
Net loan charge-offs to average total loans	0.01%	0.12%	0.25%	0.61%	0.16%
Allowance for loan losses to average total loans	1.31%	1.32%	1.23%	1.55%	1.24%
Allowance for loan losses to total loans at end of period	1.11%	1.24%	1.15%	1.46%	1.10%
Allowance for loan losses to total nonperforming loans	339.45%	304.99%	605.80%	775.00%	952.46%
Net loan charge-offs to allowance for loan losses at end of period	1.14%	9.31%	20.07%	39.52%	13.25%
Net loan charge-offs to provision for loan losses	6.67%	34.59%	71.29%	54.44%	34.22%

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

Allocation of Allowance for Loan Losses

	As of December 31,
	2003		2002		2001		2000		1999
Balance at End of Period Applicable to	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans
	(Dollars in Thousands)
Real estate loans:
Construction and development	$534	36.94%	$671	37.12%	$200	29.76%	$182	23.92%	$167	28.66%
Residential loans	114	3.23%	80	6.95%	157	14.04%	35	7.48%	18	3.10%
Commercial and multi-family	392	33.60%	277	23.91%	273	24.47%	93	19.63%	119	20.47%
Commercial loans	975	21.94%	596	26.70%	571	23.97%	334	35.96%	204	35.13%
Consumer loans	—	0.31%	—	1.11%	69	2.34%	22	6.83%	47	8.11%
Equity lines of credit	46	2.14%	70	3.27%	25	3.73%	9	3.14%	9	1.65%
Credit card and other loans	47	1.84%	78	0.94%	45	1.69%	13	3.04%	17	2.88%
Not allocated	—	—	—	—	120	—	180	—	—	—

Total allowance for loan loss	$2,108	100.00%	$1,772	100.00%	$1,460	100.00%	$868	100.00%	$581	100.00%

Total loans net of unearned income	$190,330		$142,884		$127,155		$59,642		$52,963

The changes in the “not allocated” category for the years reported were due to changes in the method of allocation based on changes in the portfolio. The non-allocated allowance generally recognizes the estimation risks associated with the allocated allowances, and management’s evaluation of various conditions, the effects of which are not directly measured in determining the allocated allowance. For 2003 management determined it was not necessary to separately evaluate these conditions, as they were all taken into account in determining the amounts of the allocated allowances.

Investment Securities

1st Centennial’s investment portfolio provides income to 1st Centennial and also serves as a source of liquidity. Total yield, maturity and risk are among the factors considered in building the investment portfolio. Under FDIC guidelines for risk-based capital, certain loans and investments may affect the level of capital required to support risk-weighted assets. For example, U.S. Treasury Securities have a 0% risk weighting, whereas U.S. agency pools have a 20% risk weighting, while 1-4 family real estate loans carry a 50% risk weighting. In addition, pursuant to FASB 115, securities must be classified as “held to maturity,” “available for sale,” or “trading securities.” Those securities held in the “available for sale” category must be carried on 1st Centennial’s books at “fair market value.” At December 31, 2003, 1st Centennial’s “available-for-sale” investment portfolio at fair value consisted of $718,000 in U.S. treasury and agency securities, $30.5 million in federal agency mortgage-backed securities, $4.3 million in obligations of states and local government securities and $487,000 in marketable equity securities compared to $2.0 million, $25.8 million, $4.5 million and $487,000, respectively in 2002. At December 31, 2003, 2002, and 2001, 1st Centennial did not carry any investments classified as “held to maturity” or “trading.” In 2003, the Company’s investments increased $3.2 million. The $3.2 million or 9.8% increase was primarily in federal agency mortgage-backed securities, which provides liquidity through principal paydowns. In 2002, there was a slight decrease in the total value of the Company’s investments. This was due to the Company declining to renew investments as they matured during the year and using the proceeds to support strong loan demand.

Interest-bearing deposits and short-term time certificates at other financial institutions totaled $4.8 million at year-end 2003 versus $5.2 million in 2002 and $5.9 million in 2001. Overnight federal funds sold totaled zero at year-end 2003, $2.0 million in 2002, and $7.5 million in 2001. The decrease in federal funds sold at year-end 2003, compared to 2002 resulted from the Company’s strong loan demand. Total gross loans were $191.3 million at December 31, 2003, compared to $143.5 million at December 31, 2002.

The following table summarizes the amortized cost, unrealized gains and losses, fair value and distribution of the Company’s investment securities as of the dates indicated:

Investment Portfolio

	As of December 31,
	2003				2002				2001
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in Thousands)
Available for Sale:
U.S. treasury and government agency securities	$705	$13	$—	$718	$2,012	$29	$—	$2,041	$520	$9	$—	$529
Federal agency mortgage- backed Securities	30,302	285	(63)	30,524	25,396	460	(53)	25,803	28,176	266	—	28,442
Obligations of states and local government securities	4,084	213	—	4,297	4,357	134	—	4,491	4,624	3	(71)	4,556
Marketable equity securities	487	—	—	487	487	—	—	487	487	—	—	487

Total	$35,578	$511	$(63)	$36,026	$32,252	$623	$(53)	$32,822	$33,807	$278	$(71)	$34,014

The following table summarizes, as of December 31, 2003, the maturity characteristics of the investment portfolio, by investment category. Expected remaining maturities may differ from remaining contractual maturities because obligors may have the right to prepay certain obligations with or without penalties.

Investment Maturities and Repricing Schedule

	As of December 31, 2003
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
Available for Sale:
U.S. treasury and government agency securities	$517	4.55%	$—	—	$201	5.47%	$—	—	$718	4.81%
Federal agency mortgage-backed Securities	16,694	2.18%	9,594	4.24%	334	3.91%	3,902	5.65%	30,524	3.29%
Obligations of states and local government securities	103	4.00%	2,277	4.35%	1,917	5.31%	—	—	4,297	4.77%
Marketable equity securities	—	—	—	—	—	—	—	—	487	—

Total	$17,314	2.26%	$11,871	4.26%	$2,452	5.13%	$3,902	5.65%	$36,026	3.50%

Deposits

Total deposits were $212.8 million at December 31, 2003, compared to $183.2 million and $174.3 million at December 31, 2002 and 2001, respectively, representing increases of 16.2% and 5.1% in 2003 and 2002, respectively. The majority of the deposit increase in 2003 occurred in noninterest bearing accounts, which increased $12.7 million or 23.6%, to $66.6 million at December 31, 2003 as compared to December 31, 2002. In addition, interest-bearing and money market deposits increased $11.1 million or 22.8%, to $60.1 million and time deposits $100,000 or greater increased $4.6 million or 13.4%, to $39.2 million from December 31, 2002.

Deposits increased a relatively modest 5.1% in 2002 due primarily to reductions in certain high-cost time deposits at Palomar Community Bank. These reductions were expected due to the fact that Palomar Community Bank was previously a savings and loan association until 1999, and therefore paid generally higher rates on time deposits than commercial banks. Many of these time deposits matured in 2001 following our acquisition of Palomar Community Bank in August 2001. The runoff continued to some extent into 2002 with the continued maturation of the remainder of these high-cost time deposits. However, we have since successfully replaced those time deposits with Home Owners Association deposits carried generally as low cost transaction accounts.

There was a shift in the deposit mix from 2002 to 2003 in other time deposits, noninterest-bearing, interest bearing and money market deposits. Other time deposits decreased 3.06% from 15.32% of total deposits at December 31, 2002 to 12.25% of total deposits at December 31, 2003. Noninterest-bearing deposits increased 1.90% from 29.42% of total deposits at December 31, 2002 to 31.32% of total deposits at December 31, 2003. Interest bearing and money market deposits increased 1.52% from 26.74% of total deposits at December 31, 2002 to 28.26% of total deposits at December 31, 2003.

The shift from other time deposits to noninterest-bearing deposits was due to the continued lower interest rates paid during the year. Information concerning deposit balances by category as of December 31, 2003 and 2002 is contained in the Consolidated Statements of Condition included in the financial statements, which appear elsewhere herein.

1st Centennial’s cost of funds is the result of total interest expense on total deposits and other interest-bearing liabilities as a percent of average total deposits and average other interest-bearing liabilities. For 2003, cost of funds was 1.01% compared to 1.28% for 2002 and 2.15% for 2001. Cost of funds for 2003 and 2002 has decreased, primarily due to the continued low interest rates in 2003 and 2002.

The following table summarizes the distribution of average daily deposits and the average daily rates paid for the periods indicated:

Average Deposits and Other Borrowings

	For the Years Ended December 31,
	2003		2002		2001
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in Thousands)
Demand deposits, noninterest bearing	$60,543	0.00%	$46,483	0.00%	$36,050	0.00%

Interest-bearing deposits:
Interest-bearing demand deposits	17,851	0.24%	19,209	0.21%	17,455	0.45%
Money market deposits	36,666	0.97%	33,793	0.88%	37,429	2.00%
Savings deposits	18,266	0.63%	18,145	0.55%	14,554	1.41%
Time deposits $100,000 or greater	37,834	2.25%	30,260	3.09%	25,211	4.94%
Other time deposits	27,804	1.43%	30,667	2.19%	36,489	4.11%

Total interest-bearing deposits	$138,421	1.27%	$132,074	1.55%	$131,138	2.11%

FHLB borrowings and long-term debt	2,679	1.23%	4,133	3.77%	1,392	5.68%
Federal funds purchased	404	1.73%	24	4.17%	—	—
Redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures	6,000	5.12%	2,859	6.05%	—	—

Total deposits and other borrowings	$208,047	1.01%	$185,573	1.28%	$168,580	2.15%

Average rate excluding demand deposits		1.43%		1.71%		2.85%

The following table sets forth the scheduled maturities of the Company’s time deposits in denominations of $100,000 or greater at December 31, 2003:

Maturities of Time Deposits of

$100,000 or More

(Dollars in Thousands)

Three months or less	$12,421
Over three months through six months	13,293
Over six months through twelve months	9,599
Over twelve months	3,877

Total	$39,190

Capital Resources

1st Centennial conducts ongoing assessments of its capital needs and requirements to ensure that it stays in compliance with increases in assets and levels of risk. Total stockholders’ equity was $24.4 million at December 31, 2003, compared to $17.2 million and $15.3 million at December 31, 2002 and 2001, respectively. The increase of $7.2 million or 30.3% in 2003 was primarily due to $4,871,000 in net proceeds from the sale of 225,000 shares of common stock in a public offering concluded, in the second quarter of 2003, and $2,088,000 in net income. The increase from 2001 to 2002 was primarily from earnings from 1st Centennial. In addition, the Company issued $6 million in Trust Preferred Securities in 2002 through its wholly-owned subsidiary, Centennial Capital Trust I. The proceeds of this issuance are considered to be Tier 1 capital for regulatory purposes but long-term debt in accordance with generally accepted accounting principles. However, no assurance can be given that the Trust Preferred Securities will continue to be treated as Tier 1 capital in the future.

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

At December 31, 2003, and 2002, 1st Centennial Bancorp and 1st Centennial Bank exceeded all of the minimum capital ratios required to be considered well-capitalized. As of December 31, 2003, the Company’s Total Risk-Based and Tier 1 Risk Based Capital Ratios were 13.63% and 12.48%, compared to 13.27% and 10.87% at December 31, 2002. Tier 1 Capital for these purposes includes trust preferred securities up to twenty-five percent of the Company’s core capital. See “Item 1, Business – Recent Developments” and Note 9 to the audited financial statements appearing elsewhere herein. As of December 31, 2003, the Bank’s Total Risk-Based and Tier 1 Risk Based Capital Ratios were 12.67% and 11.53%, compared to 11.84% and 10.58% at December 31, 2002. At December 31, 2003, the Company’s leverage ratio was 10.79%, compared to 8.28% at December 31, 2002. As of December 31, 2003, the Bank’s Leverage Capital Ratio was 9.97%, compared to 8.09% at December 31, 2002. Detailed information concerning the capital amounts and ratios for both 1st Centennial Bancorp and 1st Centennial Bank is contained in Note 17 to the financial statements appearing elsewhere herein. “Management anticipates that continued growth of the Company may require the Company to raise additional funds in the next two years through sales of the Company’s common stock or otherwise in order to meet regulatory capital requirements. No assurance can be given that at such time as the Company determines to increase its capital through a stock offering or otherwise that it will be able to do so, or that it will be able to do so on terms the Company deems favorable.”

For purposes of calculating capital ratios, bank regulators have excluded adjustments to stockholders’ equity that result from mark-to-market adjustments of available-for-sale investment securities. At December 31, 2003, the Company had accumulated other comprehensive income resulting from unrealized gains on investment securities net of taxes of $252,000, compared to an unrealized gain net of taxes of $323,000 at December 31, 2002.

Liquidity

1st Centennial’s liquidity is primarily a reflection of 1st Centennial’s ability to acquire funds to meet loan demand and deposit withdrawals and to service other liabilities as they come due. 1st Centennial has adopted policies to maintain a relatively liquid position to enable it to respond to changes in the financial environment and ensure sufficient funds are available to meet those needs. Generally, 1st Centennial’s major sources of liquidity are customer deposits, sales, paydowns and maturities of investment securities, the use of federal funds markets, borrowings from the FHLB and net cash provided by operating activities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments, which are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors, are not. Liquid asset balances include cash, amounts due from other banks, federal funds sold, and securities available-for-sale. To augment liquidity, the Bank has a Federal Funds borrowing arrangements with two correspondent banks totaling $6 million, and a secured line of credit with the FHLB.

1st Centennial’s liquidity ratio, which is a measure of liquid assets to deposits and short-term liabilities, showed some level of deterioration during 2003 due to an increase in deposits and an increase in pledged securities. The liquidity ratio was 26.4% at the end of December 2002, but had dropped to 17.4% by the end of 2003. Although Management’s policy is to maintain a ratio of liquidity to assets of 20% or greater, we expect this ratio to drop further during 2004. To mitigate liquidity risk, Management has taken steps to increase the Company’s Federal Funds borrowing limits to $10 million, increase the Company’s FHLB line and has received Board approval to attract brokered deposits to a limit of 10% of total deposits. Management is of the opinion that these standby funding sources it has arranged are sufficient to meet 1st Centennial’s current and anticipated short-term liquidity needs.

The dependency ratio is a measure of net volatile liabilities to net earning assets. At December 31, 2003, 1st Centennial’s net non-core dependency ratio was 3.38%. Under applicable regulatory guidelines, which assumes all brokered deposits and all certificates of deposit over $100,000 (“Jumbo CD’s”) as volatile sources of funds. At December 31, 2002 the net non-core dependency ratio was 14.32%. 1st Centennial had $886,000 in brokered deposits as of December 31, 2003 and $ 391,000 in brokered deposits as of December 31, 2002. 1st Centennial targets a net non-core dependency ratio of less than 10%.

Asset/Liability Management and Interest Rate Sensitivity

The fundamental objective of 1st Centennial’s management of its assets and liabilities is to maximize the economic value of 1st Centennial while maintaining adequate liquidity and an exposure to interest rate risk deemed by management to be acceptable. Management believes an acceptable degree of exposure to interest rate risk results from the management of assets and liabilities through maturities, pricing and mix to attempt to neutralize the potential impact of changes in market interest rates. 1st Centennial’s profitability is dependent to a large extent upon its net interest income, which is the difference between its interest income on interest-earning assets, such as loans and securities and its interest expense on interest-bearing liabilities, such as deposits and borrowings. 1st Centennial, like other financial institutions, is subject to interest rate risk to the degree that their interest-earning assets reprice differently than their interest-bearing liabilities, and not at the same time, or to the same magnitude. 1st Centennial manages its mix of assets and liabilities with the goal of limiting its exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds. Interest income and interest expense are affected by general economic conditions and by competition in the marketplace. 1st Centennial’s interest and pricing strategies are driven by its asset-liability management analyses and by local market conditions.

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

The following table sets forth the interest rate sensitivity of the Company’s interest-earning assets and interest-bearing liabilities as of December 31, 2003 using the interest rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms. Actual payment patterns may differ from contractual payment patterns.

Interest Rate Sensitivity Analysis

	As of December 31, 2003 Amounts Subject to Repricing Within
	0-3 Months	3-12 Months	1-5 Years	After 5 Years	Non Sensitive	Total
	(Dollars in Thousands)

Assets
Loans, net of deferred fees	$39,191	$71,787	$33,351	$45,380	$621	$190,330
Allowance for loan losses	—	—	—	—	(2,108)	(2,108)
Investment securities	916	1,271	20,247	13,592	—	36,026
Federal funds sold	—	—	—	—	—	—
FHLB stock	—	—	380	—	—	380
Interest-bearing deposits with banks	99	813	3,356	538	—	4,806
Noninterest-earning assets	—	—	—	—	18,743	18,743
Life insurance	—	—	6,206	—	—	6,206

Total assets	$40,206	$73,871	$63,540	$59,510	$17,256	$254,383

Liabilities
Noninterest-bearing deposits	$—	$—	$—	$—	$66,636	$66,636
Interest-bearing deposits	102,517	36,880	6,682	58	—	146,137
Federal funds purchased	1,850	—	—	—	—	1,850
Borrowings from federal home loan bank	7,600	—	—	—	—	7,600
Redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures	6,000	—	—	—	—	6,000
Other liabilities	—	—	—	—	1,760	1,760
Stockholders’ equity	—	—	—	—	24,400	24,400

Total liabilities and stockholders’ equity	$117,967	$36,880	$6,682	$58	$92,796	$254,383

Interest rate sensitivity gap	$(77,761)	$36,991	$56,858	$59,452	$(75,540)
Cumulative interest rate sensitivity gap	$(77,761)	$(40,770)	$16,088	$75,540	—

The opportunity to reprice assets in the same dollar amounts and at the same time, as liabilities would minimize interest rate risk in any interest rate environment. The difference between the amounts of assets and liabilities repriced at the same time, or “gap,” represents the risk, or opportunity, in repricing. In general, if more assets than liabilities are repriced at a given time in a rising rate environment net interest income would improve while in a declining rate environment net interest income would decline. If more liabilities than assets were repriced under the same conditions the opposite would result. 1st Centennial is liability sensitive in the immediate to three-month period, cumulatively liability sensitive through one year, and asset sensitive at 1-5 years. Most of our loans are tied to Prime, and can therefore be repriced immediately, although $109.7 million or 79.2% of these variable rate loans are written with established floors, which have been reached due to the continuing low interest rate environment. For purposes of the above schedule, these loans are temporarily posted at their final maturity, rather than in time periods of 0-3 months. In a rising interest rate environment, these loans would revert to variable rate loans once the rate index exceeds their floor rate. For purposes of this schedule, under those circumstances these loans would be shown in the 0-3 month time period and the result would be a cumulative positive sensitivity gap until one year. As a result, even though we are shown as liability sensitive for 0-12 months in the table, which would normally mean that if interest rates were to rise in the short term, our net interest income would decline, we are effectively asset sensitive for this period, so that in fact if interest rates were to rise in the short term, our net interest income would improve.

In addition, 1st Centennial studies the net change in interest income and net interest margin given immediate and parallel interest rate shocks over a 12-month horizon. 1st Centennial’s goal is to manage the effect of these changes within Board-established parameters for up/down 100 and 200 basis points.

Change (in Basis Points)	Net Interest Income (next twelve months)	Change in Net Interest Income	% Change in Net Interest Income	Net Interest Margin
(Dollars in Thousands)
+ 200	$15,390	$1,931	14.35%	6.68%
+ 100	14,432	973	7.23%	6.27%
0	13,459	—	—	5.85%
– 100	12,488	(971)	(7.21)%	5.43%
– 200	11,489	(1,970)	(14.64)%	5.00%

The table above indicates the effect of immediate rate changes, and does not consider the yield from reinvesting in short-term versus long-term instruments. The table further shows values in a sudden, significant downward movement, which is highly unlikely, or impossible due to the historically low rates at 1st Centennial at December 31, 2003. However, the results indicated in the table above are considered acceptable by management.

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

ITEM 7. FINANCIAL STATEMENTS

The following consolidated financial statements of 1st Centennial Bancorp and Subsidiaries at December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001 are included in this filing at the pages indicated.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

Not applicable

ITEM 8A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

1st Centennial’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of 1st Centennial’s disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(c) promulgated under the Exchange Act as of the end of the period covered by this annual report (the “Evaluation Date”) have concluded that as of the Evaluation Date, 1st Centennial’s disclosure controls and procedures were adequate and effective to ensure that material information relating to 1st Centennial and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this annual report was being prepared.

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

There were no significant changes in 1st Centennial’s internal controls over financial reporting or in other factors in the fourth quarter of 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Code of Ethics

The Company has adopted a code of ethics applicable to all of its officers, directors and employees, including its principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The text of this code of ethics may be found on the Company’s web site at “www.1stcent.com.” The Company intends to post notice of any waiver from, or amendment to, any provision of our code of ethics on this web site.

Other Information Concerning Directors and Executive Officers

The remainder of the information required by Item 9 will be contained in the Company’s definitive Proxy Statement for the Company’s 2004 Annual Meeting of Shareholders which the Company will file with the SEC within 120 days after the close of the Company’s 2003 fiscal year in accordance with SEC Regulation 14A under the Securities Exchange Act of 1934. Such information is incorporated herein by this reference.

ITEM 10. EXECUTIVE COMPENSATION

The information required by Item 10 will be contained in the Company’s definitive Proxy Statement for the Company’s 2004 Annual Meeting of Shareholders which the Company intends to file with the SEC within 120 days after the close of the Company’s 2003 fiscal year in accordance with SEC Regulation 14A under the Securities Exchange Act of 1934. Such information is incorporated herein by this reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2003, with respect to options outstanding and available under our 2001 Stock Option Plan, as amended, which is our only equity compensation plan other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	285,082	$17.31	93,441

Other Information Concerning Security Ownership of Certain Beneficial Owners and Management

The remainder of the information required by Item 11 will be contained in the Company’s definitive Proxy Statement for the Company’s 2004 Annual Meeting of Shareholders which the Company will file with the SEC within 120 days after the close of the Company’s 2003 fiscal year in accordance with SEC Regulation 14A under the Securities Exchange Act of 1934. Such information is incorporated herein by this reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 12 will be contained in the Company’s definitive Proxy Statement for the Company’s 2004 Annual Meeting of Shareholders which the Company intends to file with the SEC within 120 days after the close of the Company’s 2003 fiscal year in accordance with SEC Regulation 14A under the Securities Exchange Act of 1934. Such information is incorporated herein by this reference.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(10) EXHIBITS

Exhibit Number	Description of Exhibits

3.1	Articles of Incorporation of Centennial First Financial Services. (Incorporated by reference from Exhibit to the Company’s Registration Statement on Form S-4 filed on October 20, 1999.)

3.2	Amendment to Articles of Incorporation of Centennial First Financial Services filed May 5, 2000 (Incorporated by reference to Exhibit to Company’s Form 10-QSB for the quarter ended June 30, 2002.)

3.3	Amendment to Articles of Incorporation of Centennial First Financial Services filed February 18, 2003 (Incorporated by reference to Exhibit to Company’s Form SB-2 filed on March 13, 2003.

3.4	Restated By-Laws of Centennial First Financial Services (Incorporated by reference from Exhibit to the Company’s Form 10-QSB for the quarter ended June 30, 2002.)

10.1	Brea Branch Lease, dated September 20, 2000 (Incorporated by reference from Exhibit to the Company’s Registration Statement on Form SB-2 filed on March 21, 2001.)

10.2	Form of Indemnification Agreement (Incorporated by reference from Exhibit to the Company’s Registration Statement on Form SB-2 filed on March 21, 2001.)

10.3	Employment Agreement of Richard Sanborn, dated December 1, 2000 (Incorporated by reference from Exhibit to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001.)

10.4	Salary Continuation plan of Timothy P. Walbridge, dated August 1, 2001 (Incorporated by reference from Exhibit to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001.)

10.5	Salary Continuation plan for Beth Sanders, dated October 1, 2001 (Incorporated by reference from Exhibit to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001.)

10.6	Salary Continuation plan of Richard Sanborn, dated October 1, 2001 (Incorporated by reference from Exhibit to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001.)

10.7	Employment Agreement of Timothy P. Walbridge, dated December 1, 2001 (Incorporated by reference from Exhibit to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001.)

10.8	Employment Agreement of Beth Sanders, dated December 1, 2001 (Incorporated by reference from Exhibit to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001.)

10.9	Amendment to Salary Continuation plan of Timothy P. Walbridge, dated December 1, 2001 (Incorporated by reference from Exhibit to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001.)

10.10	Amendment to Salary Continuation plan of Richard Sanborn, dated December 1, 2001 (Incorporated by reference from Exhibit to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001.)

10.11	Redlands Centennial Bank Employee Stock Ownership Plan, dated February 1, 2000 (Incorporated by reference from Exhibit to Form 10-QSB for the fiscal quarter ended March 31, 2000.)

10.12	Centennial First Financial Services 2001 Stock Option Plan, as Amended, dated February 20, 2002 (Incorporated by reference from Exhibit to Form 10-QSB for the fiscal quarter ended September 30, 2002.)

10.13	Palomar Community Bank lease dated April 15, 1987 (Incorporated by reference from Exhibit to Form 10-QSB for the fiscal quarter ended March 31, 2002.)

10.14	Indenture for Trust Preferred Securities dated July 11, 2002 (Incorporated by reference from Exhibit to Form 10-QSB for the fiscal quarter ended September 30, 2002.)

10.15	Amended and Restated Declaration of Trust for trust preferred securities dated July 11, 2002 (Incorporated by reference from Exhibit to Form 10-QSB for the fiscal quarter ended September 30, 2002.)

10.16	Guarantee Agreement for Trust Preferred Securities dated July 11, 2002 (Incorporated by reference from Exhibit to Form 10-QSB for the fiscal quarter ended September 30, 2002.)

10.17	Salary Continuation Agreement of Suzanne Dondanville, dated December 17, 2002 (Incorporated by reference from Exhibit to Form SB-2 dated March 13, 2003.)

10.18	Salary Continuation Agreement of Clifford Schoonover, dated December 17, 2002 (Incorporated by reference from Exhibit to Form SB-2 dated March 13, 2003.)

10.19	Salary Continuation Agreement of John Drake, dated August 1, 2002 (Incorporated by reference from Exhibit to Form SB-2 dated March 13, 2003.)

10.20	Amendment to construction department lease dated August 28, 2002 (Incorporated by reference from Exhibit to Form SB-2 dated March 13, 2003.)

10.21	Commercial Lending Group Lease, dated December 23, 2002 (Incorporated by reference from Exhibit to Form SB-2 dated March 13, 2003.)

10.22	Palm Desert Branch lease, dated November 13, 2002 (Incorporated by reference from Exhibit to Form 10-KSB for the year ended December 31, 2002.)

10.23	Amendment to Escondido Branch lease, dated June 6, 2001. (Incorporated by reference from Exhibit to Form 10-KSB for the year ended December 31, 2002.)

10.24	Amendment to Salary Continuation Agreement of Suzanne Dondanville, dated December 17, 2002

10.25	Amendment to Salary Continuation Agreement of Anne Elizabeth Sanders, dated December 01, 2001

10.26	Amendment to Salary Continuation Agreement of Clifford Schoonover, dated December 17, 2002

11.1	Computation of Earnings Per Share (included in Note 1 to audited financial statements included herein)

21.1	Subsidiaries of 1st Centennial Bancorp (Incorporated by reference from Exhibit to Form 10-KSB for the year ended December 31, 2002.)

23.1	Consent of Hutchinson & Bloodgood, LLP

31.1	Certification of Chief Executive Officer (Section 302 Certification)

31.2	Certification of Chief Financial Officer (Section 302 Certification)

32	Certification of Periodic Financial Report (Section 906 Certification)

(B) REPORTS ON FORM 8-K

On October 22, 2003, the Company filed a Current Report on Form 8-K including a press release announcing the earnings for the third quarter of 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 will be contained in the Company’s definitive Proxy Statement for the Company’s 2004 Annual Meeting of Shareholders which the Company intends to file with the SEC within 120 days after the close of the Company’s 2003 fiscal year in accordance with SEC Regulation 14A under the Securities Exchange Act of 1934. Such information is incorporated herein by this reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 2004.

/s/ Timothy P. Walbridge
Timothy P. Walbridge
President and Chief Executive Officer

/s/ Beth Sanders
Beth Sanders
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 24th day of March, 2004.

/s/ James R. Appleton	/s/ William A. McCalmon
James R. Appleton	William A. McCalmon
Director	Director

/s/ Bruce J. Bartells	/s/ Patrick J. Meyer
Bruce J. Bartells	Patrick J. Meyer
Director	Chairman of the Board

/s/ Carole H. Beswick	/s/ Richard M. Sanborn
Carole H. Beswick	Richard M. Sanborn
Director	Executive Vice President, Branch Administrator and Director

/s/ Irving M. Feldkamp	/s/ Timothy P. Walbridge
Irving M. Feldkamp	Timothy P. Walbridge
Director	President, Chief Executive Officer
and Director

/s/ Larry Jacinto	/s/ Stanley C. Weisser
Larry Jacinto	Stanley C. Weisser
Director	Director

/s/ Ronald J. Jeffrey	/s/ Douglas F. Welebir
Ronald J. Jeffrey	Douglas F. Welebir
Director	Director

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

      1st Centennial Bancorp

We have audited the accompanying consolidated statements of condition of 1st Centennial Bancorp and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 1st Centennial Bancorp and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

Glendale, California

February 13, 2004 (except for Note 23, which is as of February 20, 2004)

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

December 31, 2003 and 2002

(Dollars In Thousands)

	2003	2002
ASSETS
Cash and due from banks	$9,948	$12,010
Federal funds sold	—	2,010

Total cash and cash equivalents	9,948	14,020

Interest-bearing deposits in financial institutions	4,806	5,151
Investment securities, available for sale	36,026	32,822
Federal Home Loan Bank stock	380	329
Loans, net	188,222	141,112
Accrued interest receivable	710	673
Premises and equipment, net	2,468	2,626
Goodwill	4,180	4,180
Cash surrender value of life insurance	6,206	5,926
Other assets	1,437	1,019

Total assets	$254,383	$207,858

LIABILITIES
Deposits:
Noninterest-bearing	$66,636	$53,896
Interest-bearing demand and money market accounts	60,129	48,985
Savings	20,745	17,676
Time deposits $100,000 or greater	39,190	34,575
Other time deposits	26,073	28,056

Total deposits	212,773	183,188

Accrued interest payable	224	264
Federal funds purchased	1,850	—
Borrowings from Federal Home Loan Bank	7,600	—
Other liabilities	1,536	1,213
Redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures	6,000	6,000

Total liabilities	229,983	190,665

STOCKHOLDERS’ EQUITY
Common stock, no par value; authorized 10,000,000 shares, issued and outstanding 1,502,281 and 1,202,517 shares at December 31, 2003 and 2002, respectively	20,456	13,913
Retained earnings	3,692	2,957
Accumulated other comprehensive income	252	323

Total stockholders’ equity	24,400	17,193

Total liabilities and stockholders’ equity	$254,383	$207,858

The accompanying notes are an integral part of these consolidated statements.

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

Years Ended December 31, 2003, 2002 and 2001

(Dollars In Thousands, Except Per Share Data)

	2003	2002	2001
Interest income:
Interest and fees on loans	$15,174	$12,586	$9,201
Deposits in financial institutions	233	220	298
Federal funds sold	90	152	385
Investments	1,190	1,536	920

Total interest income	16,687	14,494	10,804

Interest expense:
Interest bearing demand and savings deposits	512	438	829
Time deposits $100,000 or greater	850	936	999
Other time deposits	397	673	787
Interest on borrowed funds	347	330	79

Total interest expense	2,106	2,377	2,694

Net interest income	14,581	12,117	8,110

Provision for loan losses	360	477	411

Net interest income after provision for loan losses	14,221	11,640	7,699

Noninterest income:
Customer service fees	1,348	1,105	1,137
Gains and commissions from sale of loans	996	547	413
Other income	678	772	443

Total noninterest income	3,022	2,424	1,993

Noninterest expense:
Salaries and employee benefits	8,432	6,054	4,365
Net occupancy expense	1,510	1,394	1,100
Other operating expense	4,072	4,108	2,605

Total noninterest expense	14,014	11,556	8,070

Income before provision for income taxes	3,229	2,508	1,622

Provision for income taxes	1,141	802	575

Net income	$2,088	$1,706	$1,047

Basic earnings per share	$1.48	$1.35	$1.05

Diluted earnings per share	$1.37	$1.34	$1.04

The accompanying notes are an integral part of these consolidated statements.

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2003, 2002 and 2001

(Dollars In Thousands, Except Share Data)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, DECEMBER 31, 2000	692,269	$5,728	$1,184	$(42)	$6,870

Comprehensive income:
Net income	—	—	1,047	—	1,047
Change in net unrealized gain on investment securities available for sale, after tax effects	—	—	—	154	154

Total comprehensive income					1,201

Cash dividends	—	—	(35)	—	(35)

Exercise of stock options, including tax benefit	28,642	183	—	—	183

Proceeds from issuance of common stock	423,529	7,053	—	—	7,053

BALANCE, DECEMBER 31, 2001	1,144,440	12,964	2,196	112	15,272

Comprehensive income:
Net income	—	—	1,706	—	1,706
Change in net unrealized gain on investment securities available for sale, after tax effects	—	—	—	211	211

Total comprehensive income					1,917

Stock dividend	57,032	942	(942)	—	—

Cash paid in lieu of fractional shares	—	—	(3)	—	(3)

Exercise of stock options, including tax benefit	1,045	7	—	—	7

BALANCE, DECEMBER 31, 2002	1,202,517	13,913	2,957	323	17,193

Comprehensive income:
Net income	—	—	2,088	—	2,088
Change in net unrealized gain on investment securities available for sale, after tax effects	—	—	—	(71)	(71)

Total comprehensive income					2,017

Stock dividend	59,888	1,347	(1,347)	—	—

Cash paid in lieu of fractional shares	—	—	(6)	—	(6)

Issuance of common stock, net	225,000	4,871	—	—	4,871

Issuance of restricted stock for legal settlement	12,960	295	—	—	295

Exercise of stock options, including tax benefit	1,916	30	—	—	30

BALANCE, DECEMBER 31, 2003	1,502,281	$20,456	$3,692	$252	$24,400

The accompanying notes are an integral part of these consolidated statements.

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003, 2002 and 2001

(Dollars In Thousands)

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,088	$1,706	$1,047
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	631	658	521
Loss on sale of fixed asset	29	—	—
Provision for loan losses	360	477	411
Loss (Gain) from sale of investments	7	—	(16)
Loss on sale of other real estate owned	9	—	—
Gain from sale of loans	(389)	(309)	(352)
Amortization of deferred loan fees	(895)	(559)	(585)
Amortization of excess purchase value of deposits	(105)	(177)	(71)
Deferred income tax provision (benefit)	274	(219)	302
Amortization of premiums on investment securities available for sale	539	248	127
Increase in cash surrender value of life insurance	(280)	(198)	(79)
Decrease (increase) in assets:
Accrued interest receivable	(37)	259	(199)
Other assets	(927)	2,652	(2,995)
Increase (decrease) in liabilities:
Accrued interest payable	(40)	41	(275)
Other liabilities	323	(3,490)	3,231

Net cash provided by operating activities	1,587	1,089	1,067

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits in financial institutions	345	803	(1,174)
Activity in available for sale securities:
Net sales, maturities and (purchases)	(3,821)	1,155	(21,314)
Acquisition of Palomar Community Bank	—	—	15,278
(Purchases) Redemption of Federal Home Loan Bank stock	(51)	67	(20)
Net (increase) in loans	(45,765)	(15,026)	(21,631)
Proceeds from sales of other real estate owned	75	—	24
Additions to bank premises and equipment	(502)	(637)	(618)
Purchases of life insurance, net of redemptions	—	(2,515)	(1,304)

Net cash used in investing activities	(49,719)	(16,153)	(30,759)

The accompanying notes are an integral part of these consolidated statements.

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years Ended December 31, 2003, 2002 and 2001

(Dollars In Thousands)

	2003	2002	2001
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in noninterest bearing deposits	$12,740	$12,483	$7,796
Net increase (decrease) in interest bearing and money market deposits	11,144	(3,247)	6,081
Net increase in savings deposits	3,069	336	1,639
Net increase in time deposits $100,000 or greater	4,615	5,140	6,769
Net decrease in other time deposits	(1,983)	(5,675)	(1,460)
Cash dividends paid	—	—	(35)
Proceeds from federal funds purchased	1,850	—	—
Proceeds from Federal Home Loan Bank borrowings	7,600	—	—
Proceeds from issuance of long-term debt	—	—	3,500
Proceeds from issuance of trust preferred securities	—	6,000	—
Repayment of long-term debt	—	(3,500)	—
Net proceeds from issuance of common stock	4,871	—	7,053
Proceeds from issuance of restricted stock	130	—	—
Cash dividends paid in lieu of fractional shares	(6)	(3)	—
Proceeds from exercise of stock options	30	7	183

Net cash provided by financing activities	44,060	11,541	31,526

Net increase (decrease) in cash and cash equivalents	(4,072)	(3,523)	1,834

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	14,020	17,543	15,709

CASH AND CASH EQUIVALENTS, END OF YEAR	$9,948	$14,020	$17,543

SUPPLEMENTARY INFORMATION

Interest paid	$2,146	$2,336	$2,968

Income taxes paid	$1,354	$945	$468

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Loan made to facilitate sale of other real estate owned	$580	$—	$—

Issuance of restricted stock for legal settlement	$165	$—	$—

The accompanying notes are an integral part of these consolidated statements.

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of 1st Centennial Bancorp, and its wholly-owned subsidiaries, 1st Centennial Bank (the Bank) and Centennial Capital Trust I (the Trust), herein referred to as (the Company), are in accordance with accounting principles generally accepted in the United States of America and general practices within the financial services industry.

The Company, through its wholly-owned subsidiary, the Bank, provides banking services to individuals and business customers in Redlands, Escondido, North Orange County and surrounding communities.

The Bank formed Centennial Financial Services (CFS) as a wholly-owned subsidiary. CFS began operations during March, 2000 and sells investment and insurance products to the Bank’s customers. On March 4, 2003 (CFS) changed its name to 1st Centennial Wealth Strategies Group.

On August 17, 2001, the Company acquired the stock of Palomar Community Bank in Escondido California for $10.5 million cash (see Note 2). Palomar Community Bank was a California state chartered bank, providing banking services to individuals and business customers in Escondido and surrounding communities. On May 24, 2002, Palomar Community Bank surrendered its charter and was merged into the Bank.

On July 10, 2002, the Company formed and acquired a 100% interest in Centennial Capital Trust I. The Trust was formed in order to facilitate the issuance of $6 million in Redeemable Preferred Securities (see Note 9).

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of 1st Centennial Bancorp and its wholly-owned subsidiaries, the Bank and Centennial Capital Trust I. The consolidated financial statements of the Bank include the accounts of the Bank and its wholly-owned subsidiary, 1st Centennial Wealth Strategies Group. All significant intercompany balances and transactions have been eliminated in consolidation.

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

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

Reclassification

Certain amounts have been reclassified in the 2002 and 2001 financial statements to conform to the 2003 financial statement presentation.

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

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of “held to maturity” and available for sale securities below their cost that are deemed to be other than temporary, are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date, and are determined using the specific identification method.

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Federal Home Loan Bank Stock

Federal Home Loan Bank stock is carried at cost, and is evaluated for impairment based on an estimate of the ultimate recoverability of par value.

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

Loan origination fees and costs are deferred and amortized as an adjustment of the loan’s yield over the life of the loan using the interest method, which results in a constant rate of return.

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

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

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

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

Goodwill and Other Intangible Assets

Goodwill is carried as an asset on the Company’s balance sheet, and is evaluated at least once per year for impairment. If the carrying value of the goodwill is determined to be impaired, the Company will write-down the amount of goodwill to its estimated value. The amount of goodwill written-off will be expensed in the year impairment is determined.

Other intangible assets consist of one-time loan and deposit fair value adjustments. These fair value adjustments are amortized on a straight-line basis with remaining lives of up to 4 years.

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

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

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Compensation Plans

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock Based Compensation – Transition and Disclosure,” encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee or a director must pay to acquire the stock. Stock options issued under the Company’s stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. Under the Company’s stock option plan, compensation cost is recognized to the extent that the quoted market price of the stock on the date of grant exceeds the amount that the employee is required to pay.

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

	Years Ended December 31,
	2003	2002	2001
Net income:
As reported	$2,088	$1,706	$1,047
Pro forma	1,848	1,364	746

Compensation cost, net of taxes	$240	$342	$301

Basic earnings per share:
As reported	$1.48	$1.35	$1.05
Pro forma	1.31	1.08	0.75

Diluted earnings per share:
As reported	$1.37	$1.34	$1.04
Pro forma	1.21	1.07	0.74

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Compensation Plans (continued)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted assumptions used for option grants in 2003 and 2002; no dividend yield; expected volatility of 19.90% and 20.08% in 2003 and 2002, respectively; risk-free interest rates of 4.27% and 4.05% for 2003 and 2002, respectively, and expected lives of 10 years for both years. There were no options granted in 2001.

Employee Stock Ownership Plan (ESOP)

Compensation expense is recognized based on cash contributions paid or committed to be paid to the ESOP. All shares held by the ESOP are deemed outstanding for purposes of earnings per share calculations. Dividends declared on all shares held by the ESOP are charged to the Company’s retained earnings.

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

The weighted average number of shares used in the computation of basic earnings per share was 1,411,066 for 2003, 1,259,161 for 2002 and 993,014 for 2001. The weighted average number of shares used in the computation of diluted earnings per share was 1,523,042 for 2003, 1,270,456 for 2002 and 1,004,149 for 2001.

Statement of Cash Flows

For the purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold.

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

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

The components of other comprehensive income are as follows:

	2003	2002	2001
Unrealized holding gains (losses) on available for sale securities	$(126)	$364	$273
Reclassification adjustment for losses (gains) realized in income	7	—	(16)

Net unrealized gains (losses)	(119)	364	257
Tax effect	48	(153)	(103)

Net-of-tax amount	$(71)	$211	$154

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which establishes guidance for determining when an entity should consolidate another entity that meets the definition of a variable interest entity. FIN 46 requires a variable interest entity to be consolidated by a company if that company will absorb a majority of the expected losses, will receive a majority of the expected residual returns, or both. Transferors to qualified special-purpose entities (“QSPEs”) and certain other interest in a QSPE are not subject to the requirements of FIN 46. On December 17, 2003, the FASB deferred the effective date of FIN 46 to no later than the end of the first reporting period that ends after March 15, 2004. However, for special purpose entities the Company would be required to apply FIN 46 as of December 31, 2003. The Interpretation had no effect on the Company’s consolidated financial statements.

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (continued)

In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003. This Statement had no effect on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement provides new rules on the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. Such financial instruments include mandatory redeemable shares, instruments that require the issuer to buy back some of its shares in exchange for cash or other assets, or obligations that can be settled with shares, the monetary value of which is fixed. Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 30, 2003. This Statement had no effect on the Company’s consolidated financial statements.

Note 2.	ACQUISITION OF PALOMAR COMMUNITY BANK

On August 17, 2001, the Company acquired Palomar Community Bank from Community West Bancshares for $10.5 million in cash. The total purchase price was allocated as follows:

Cash and cash equivalents	$25,966
Investment securities	3,447
Net loans	44,764
Equipment and leasehold improvements	241
Other assets	336
Goodwill	4,180
Intangible asset	68
Deposits	(67,191)
Other liabilities	(1,123)
Closing costs	(188)

$10,500

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	ACQUISITION OF PALOMAR COMMUNITY BANK (Continued)

In accordance with SFAS 142, the goodwill in connection with this transaction has been recorded but is not being amortized. Other intangible assets represent a core deposit premium and is being amortized over the average life of the corresponding deposits using the straight-line method.

Note 3.	RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Company is required to maintain an average account balance with the Federal Reserve Bank. At December 31, 2003 and 2002, the balance met the requirements and amounted to $3,274,000 and $841,000, respectively.

Note 4.	INVESTMENT SECURITIES

The following is a comparison of amortized cost and fair value of investment securities at December 31, 2003 and 2002:

	2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. treasury and agency securities	$705	$13	$—	$718
Federal agency mortgage-backed securities	30,302	285	(63)	30,524
Obligations of states and local government securities	4,084	213	—	4,297
Marketable equity securities	487	—	—	487

	$35,578	$511	$(63)	$36,026

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.	INVESTMENT SECURITIES (Continued)

	2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. treasury and agency securities	$2,012	$29	$—	$2,041
Federal agency mortgage-backed securities	25,396	460	(53)	25,803
Obligations of states and local government securities	4,357	134	—	4,491
Marketable equity securities	487	—	—	487

	$32,252	$623	$(53)	$32,822

The amortized cost and fair value of investment securities available for sale at December 31, 2003, by contractual maturity, are shown below. Expected maturities for mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or retire obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Within one year	$605	$620
Over 1 year to 5years	2,148	2,277
Over 5 years to 10 years	2,036	2,118
Over 10 years	—	—

	4,789	5,015
Federal agency mortgage-backed
Securities	30,302	30,524
Marketable equity securities	487	487

	$35,578	$36,026

As of December 31, 2003 and 2002, U.S. treasury and agency securities, obligations of states and local government securities and federal agency mortgage-backed securities with amortized cost of $13,194,000 and $5,557,000 and fair values of $13,423,000 and $5,818,000 respectively, were pledged as collateral as required or permitted by law.

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.	INVESTMENT SECURITIES (Continued)

For the years ended December 31, 2003, 2002 and 2001, proceeds from the sales of securities available for sale amounted to $1,516,000, $0 and $936,000, respectively. Gross realized gains amounted to $1,000, $0 and $17,000, respectively. Gross realized losses amounted to $8,000, $0 and $1,000, respectively. The tax benefit (provision) applicable to these net realized gains and losses amounted to $3,000, $0 and $(6,000), respectively.

Information pertaining to securities with gross unrealized losses at December 31, 2003, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		Over 12 Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available for sale:
Federal agency mortgage-backed securities	$58	$10,648	$5	$1,090

Note 5.	LOANS

The composition of the Company’s loan portfolio at December 31, 2003 and 2002 is as follows:

	2003	2002
Real estate loans
Construction and development	$70,654	$53,246
Residential	6,169	9,975
Commercial and multi-family	64,260	34,297
Commercial loans	42,009	38,305
Consumer loans	598	1,583
Equity lines of credit	4,088	4,697
Credit card and other loans	3,500	1,351

Total loans	191,278	143,454
Less unearned income	(948)	(570)
Less allowance for loan losses	(2,108)	(1,772)

Net loans	$188,222	$141,112

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.	LOANS (Continued)

Changes in the allowance for loan losses are summarized as follows:

	2003	2002	2001
Balance as of January 1	$1,772	$1,460	$868
Allowance for loan losses, Palomar Community Bank	—	—	603
Provision charged to expense	360	477	411
Loans charged-off	(221)	(194)	(306)
Reclassification for off-balance sheet commitments	—	—	(129)
Recoveries of loans previously charged-off	197	29	13

Balance as of December 31	$2,108	$1,772	$1,460

Loans serviced for others are not included in the accompanying statements of condition. The unpaid principal balances of loans serviced for others were $14,437,000 and $14,928,000 at December 31, 2003 and 2002, respectively.

The balance of capitalized loan servicing rights included in other assets was $163,000 and $119,000 at December 31, 2003 and 2002, respectively.

The following table is a summary of information pertaining to impaired loans as of December 31, 2003 and 2002:

	2003	2002
Impaired loans without a valuation allowance	$74	$—
Impaired loans with a valuation allowance	547	394

Total impaired loans	$621	$394

Valuation allowance related to impaired loans	$144	$85

Total non-accrual loans	$621	$394

Total loans past-due ninety days or more and still accruing	$—	$187

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.	LOANS (Continued)

	Years Ended December 31,
	2003	2002	2001
Average investment in impaired loans	$584	$287	$283

Interest income recognized on impaired loans	$55	$27	$30

Interest income recognized on a cash basis on impaired loans	$55	$27	$30

Note 6.	PREMISES, EQUIPMENT AND ACCUMULATED DEPRECIATION

Premises, equipment and accumulated depreciation at December 31, 2003 and 2002 consist of the following:

	2003	2002
Land	$132	$132
Building	1,116	1,116
Equipment, furniture and fixtures	3,987	3,627
Construction in progress	2	59

	5,237	4,934
Less accumulated depreciation	2,769	2,308

	$2,468	$2,626

Total depreciation expense amounted to $631,000, $658,000 and $521,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.	PREMISES, EQUIPMENT AND ACCUMULATED DEPRECIATION (Continued)

The Company leases space for branch and loan premises. The Company also subleases a portion of the building in which the Palomar branch is located. Pursuant to the terms of the noncancelable operating lease agreements in effect at December 31, 2003, future minimum rent commitments under these leases are as follows:

	Operating Lease Expense	Sublease Income	Net Lease Expense
2004	$703	$25	$677
2005	706	—	706
2006	526	—	526
2007	227	—	227
Beyond 2007	62	—	62

	$2,224	$25	$2,198

Total rent expense for the years ended December 31, 2003, 2002 and 2001 amounted to $583,000, $491,000 and $303,000, respectively.

Note 7.	DEPOSITS

A summary of time deposits by maturity at December 31, 2003 and 2002 is as follows:

	2003	2002
Within 1 year	$58,522	$58,513
After 1 year through 3 years	3,327	1,762
After 3 years through 5 years	3,355	2,299
After 5 years	59	57

	$65,263	$62,631

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.	LONG-TERM DEBT

The Company had a seven-year $2.0 million unsecured note payable to United Security Bank at an interest rate of prime plus 1.125%. The terms of the note called for interest only payments though July, 2003. Principal and interest payments were to commence beginning August 2003. The note was paid off during July, 2002.

The Company also had a two year $2.0 million note payable to United Security Bank at an interest rate of prime plus 1.0%. The note was secured by the stock of the Bank and Palomar Community Bank. The terms of the note called for interest only payments through July, 2003, at which point all unpaid principal and accrued interest amounts were due. The note was paid off during July, 2002.

Note 9.	ISSUANCE OF REDEEMABLE PREFERRED SECURITIES

On July 11, 2002, Centennial Capital Trust I, a newly formed Delaware statutory business trust and a wholly owned subsidiary of the Company (the Trust), issued an aggregate of $6.0 million of principal amount of Floating Rate TRUPS® (Capital Trust Pass-through Securities of the Trust) (the Trust Preferred Securities). Salomon Smith Barney, Inc. acted as placement agent in connection with the offering of the Trust Preferred Securities. The securities issued by the Trust are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. The entire proceeds to the Trust from the sale of the Trust Preferred Securities were used by the Trust in order to purchase $6.0 million in principal amount of the Floating Rate Junior Subordinated Deferrable Interest Debentures due 2032 issued by the Company (the Subordinated Debt Securities).

The Subordinated Debt Securities bear a variable interest rate equal to LIBOR plus 3.65% (1.15% + 3.65% = 4.80% at December 31, 2003), with a maximum rate of 12.5% through the first call date in July, 2007. The Company used approximately $4 million of the approximately $5.8 million in net proceeds it received from the Subordinated Debt Securities to retire existing long-tem debt. Total broker and legal costs associated with the issuance of $191,500 are being amortized over a 10-year period.

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.	RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has granted loans to certain directors, principal officers, their immediate families, and affiliated companies in which they are principal stockholders. All loans were made under terms, which are consistent with the Company’s normal lending policies.

Aggregate related party loan transactions were as follows:

	2003	2002
Balance as of January 1	$2,661	$2,197
Net borrowings (repayments)	(53)	464

Balance as of December 31	$2,608	$2,661

Deposits from related parties held by the Company at December 31, 2003 and 2002 totaled $2,819,000 and $863,000 respectively.

Note 11.	STOCK OPTIONS

The Company has a combined incentive and nonqualified stock option plan, which authorizes the issuance of stock options to full-time salaried employees and non-employee directors. The incentive portion of the Plan is only available to employees of the Company, while the nonqualified portion is also available to directors of the Company.

The Company’s Board of Directors is responsible for administrating the Plan. Option prices are determined by the Company’s directors and must be equal to or greater than the prevailing market price of the Company’s common stock at the time the option is granted. Options are vested at a rate of 20% a year for five years and expire ten years from the date the options are granted. The maximum number of shares reserved for issuance upon exercise of options under the Plan is 378,523 shares of the Company’s capital stock. Options issued have an exercise price ranging from $4.84 to $28.00 per share.

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.	STOCK OPTIONS (Continued)

The following is a summary of the Company’s stock option activity for 2003 and 2002:

	2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options granted and outstanding at beginning of year	268,223	$17.65	173,030	$16.77
Stock dividend	13,236	—	7,853	—
Options granted	19,000	24.02	104,150	20.40
Options canceled	(13,461)	17.68	(15,765)	18.15
Options exercised	(1,916)	16.17	(1,045)	6.66

Options granted and outstanding at end of year	285,082	$17.31	268,223	$17.65

Options exercisable at year-end	108,109	$15.02	57,437	$14.05
Weighted average fair value of options granted during year		$8.85		$7.53

Information pertaining to options outstanding at December 31, 2003 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 4.84 to $13.30	47,909	4.6 years	$11.66	43,625	$11.51
$15.71 to $28.00	237,173	8.4 years	$18.45	64,484	$17.39

Options outstanding at end of year	285,082	7.7 years	$17.31	108,109	$15.02

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.	INCOME TAXES

The components of the provision for income taxes at December 31 are as follows:

	2003	2002	2001
Current tax provision:
Federal	$999	$747	$175
State	383	274	98

	1,382	1,021	273

Deferred tax provision (benefit):
Federal	(250)	(271)	250
State	9	52	52

	(241)	(219)	302

	$1,141	$802	$575

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	2003	2002	2001
Statutory tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	7.2	7.2	7.2
Municipal bond income	(2.1)	(4.5)	(3.5)
Cash surrender value of life insurance	(4.2)	(5.5)	(2.3)
Other, net	0.4	0.8	0.1

Effective tax rates	35.3%	32.0%	35.5%

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.	INCOME TAXES (Continued)

The tax effects of the temporary differences in income and expense items that give rise to deferred taxes at December 31 are as follows:

	2003	2002
Deferred tax assets:
Allowance for loan losses	$677	$594
Employee benefit plans	178	79
Organizational costs	3	3
State income taxes	130	93

	988	769

Deferred tax liabilities:
Net unrealized gain on investment securities available for sale	(178)	(227)
Depreciation and amortization	(18)	(110)
Goodwill	(203)	(117)

	(399)	(454)

Net deferred tax asset	$589	$315

Note 13.	COMMITMENTS AND CONTINGENCIES

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

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.	COMMITMENTS AND CONTINGENCIES (Continued)

Financial Instruments with Off-Balance-Sheet Risk (continued)

As of December 31, 2003 and 2002, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2003	2002
Standby letters of credit	$2,916	$130
Unadvanced funds on construction and development	81,793	48,409
Unadvanced funds on commercial loans	21,456	13,353
Unadvanced funds on consumer loans	1,025	830
Unadvanced funds on equity lines of credit	2,563	3,348
Unadvanced funds on credit card and other	1,686	3,029

	$111,439	$69,099

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

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

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.	COMMITMENTS AND CONTINGENCIES (Continued)

Financial Instruments with Off-Balance-Sheet Risk (continued)

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others, which requires a guarantor to recognize, at the inception of a guarantee, a liability equal to the fair value of the obligation undertaken in issuing the guarantee. As of January 1, 2003, newly issued or modified guarantees that are not derivative contracts have been recorded on the Company’s balance sheet at their fair value at inception. The Company considers standby letters of credit to be guarantees under FIN 45. The amount of the liability related to guarantees on December 31, 2003 was immaterial.

Legal Proceedings

Roberts Litigation

The Bank was a defendant in a civil action filed by a former employee relating to employee matters. On July 10, 2002, the Company settled this lawsuit for $425,000, all of which has been expensed.

Spencer Litigation

In March of 2003 the Company entered into a settlement agreement as a result of mediation with respect to two actions brought by the former president of the Bank against us and certain of our officers and employees. The actions, as described in the Company’s March 2003 10QSB, filed May 15, 2003, have been settled. Both actions were settled by payment to plaintiff of a cash settlement of $25,000 by us, plus an additional payment by our insurance company, and the agreement of the Bank to issue an aggregate of 12,960 shares of its common stock in a private placement to Mr. Spencer. Pursuant to the settlement agreement, Mr. Spencer purchased these shares on April 3, 2003 at a cost of $10.01 per share, which is equivalent to the average exercise price of stock options, which were cancelled when Mr. Spencer was terminated by the Bank. The issuance of these shares to Mr. Spencer resulted in an increase in the Company’s contributed capital in the amount of $130,000. However, from an earnings standpoint, the transaction resulted in an earnings charge to the Company during the second quarter of 2003 in the amount of $165,000 representing the difference between the aggregate purchase price of the shares paid to the Company and the fair market value of those shares at the time of the purchase.

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.	COMMITMENTS AND CONTINGENCIES (Continued)

Other Litigation

Various legal claims also arise from time to time in the normal course of business, which in the opinion of management will have no material effect on the Company’s financial statements.

Employment Agreements and Special Termination Agreements

The Company has entered into employment agreements with several of its key officers. The agreements provide for a specified minimum annual compensation and the continuation of benefits currently received. However, employment under the agreements may be terminated for cause, as defined, without incurring any continuing obligations. The agreements also provide for the establishment of a salary continuation plan to provide benefits to various executive officers at the age of retirement. (See Note 16)

All of the employment agreements contain special termination clauses which provide for certain lump sum severance payments within a specified period following a “change in control,” as defined in the agreements.

Note 14.	EMPLOYEE BENEFIT PLANS

401(k) Plan

The Company has a 401(k) savings and retirement plan that includes substantially all employees. The employees attain vesting in the Company’s contribution over six years. Employees may contribute up to 15% of their compensation, subject to certain limits based on federal tax laws. Under the terms of the Plan, the Company may make matching contributions at the discretion of the Board of Directors. Contributions to the Plan by the Company amounted to $149,000, $92,000 and $56,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Employee Stock Ownership Plan

The Company has established an employee stock ownership plan covering substantially all employees of the Company. An employee becomes eligible to participate in the Plan upon employment with the Company and becomes fully vested after five years of service. Contributions to the Plan, whether in cash or securities, are made at the discretion of the Company’s Board of Directors in an amount not to exceed the maximum allowable as an income tax deduction. No contributions were made to the Plan during the years ended December 31, 2003, 2002 and 2001.

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.	CONCENTRATION OF CREDIT RISK

The Company services customers in Redlands, Escondido, North Orange County and surrounding communities and has no concentration of deposits with any one particular customer or industry. At December 31, 2003 and 2002, the Company had approximately $5,104,000 and $11,177,000, respectively, of Federal funds sold and noninterest-bearing deposits with its correspondent banks and one other financial institution. At December 31, 2003 and 2002, approximately 74% and 68%, respectively of the Company’s loan portfolio consisted of construction and real estate loans.

Note 16.	SALARY CONTINUATION PLANS

The Company has established salary continuation plans, which provide for payments to certain officers at the age of retirement. The Company also had a retirement continuation plan for its directors. During May 2001, the retirement continuation plan for the directors was cancelled and the directors were each paid a settlement equal to the cash surrender value at that time. Included in other liabilities at December 31, 2003 and 2002, respectively, is $433,000 and $191,000 of deferred compensation related to the continuation plans. The plans are funded through life insurance policies that generate a cash surrender value to fund the future benefits.

Note 17.	STOCKHOLDERS’ EQUITY

Minimum Regulatory Requirements

The Company (on a consolidated basis) and its subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and its subsidiaries financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its subsidiaries must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.

Quantitative measures established by the regulations to ensure capital adequacy require the Company and it’s subsidiaries to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003 and 2002, that the Company and its subsidiaries met all capital adequacy requirements to which it is subject.

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17.	STOCKHOLDERS’ EQUITY (Continued)

Minimum Regulatory Requirements (continued)

As of December 31, 2003, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s or the Company’s category.

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2003 and 2002 are as follows:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003:
Total capital to risk-weighted assets:
Consolidated	$28,286	13.63%	$16,602	8.00%	$20,753	10.00%
1st Centennial	26,280	12.67%	16,594	8.00%	20,742	10.00%

Tier 1 capital to risk-weighted assets:
Consolidated	25,916	12.48%	8,306	4.00%	12,460	6.00%
1st Centennial	23,910	11.53%	8,295	4.00%	12,442	6.00%

Tier 1 capital to average assets:
Consolidated	25,916	10.79%	9,607	4.00%	12,009	5.00%
1st Centennial	23,910	9.97%	9,593	4.00%	11,991	5.00%

As of December 31, 2002:
Total capital to risk-weighted assets:
Consolidated	$20,561	13.27%	$12,394	8.00%	$15,492	10.00%
1st Centennial	18,289	11.84%	12,362	8.00%	15,452	10.00%

Tier 1 capital to risk-weighted assets:
Consolidated	16,845	10.87%	6,197	4.00%	9,295	6.00%
1st Centennial	16,356	10.58%	6,181	4.00%	9,271	6.00%

Tier 1 capital to average assets:
Consolidated	16,845	8.28%	8,142	4.00%	10,177	5.00%
1st Centennial	16,356	8.09%	8,087	4.00%	10,108	5.00%

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18.	RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES

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

Note 19.	DIVIDENDS PAID

The Company did not pay a cash dividend in 2003 or 2002. During 2003, the Board of Directors approved a 5% stock dividend, which resulted in the issuance of 59,888 shares. During 2002, the Company issued a 5% stock dividend, which resulted in the issuance of 57,032 shares. There were no stock dividends during 2001.

Note 20.	CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Following is the parent company only financial information for 1st Centennial Bancorp:

STATEMENTS OF CONDITION

December 31, 2003 and 2002

	2003	2002
ASSETS

Cash	$1,202	$1,836
Investment in subsidiaries	28,566	21,115
Other assets	709	439

Total assets	$30,477	$23,390

LIABILITIES AND STOCKHOLDERS’ EQUITY

Borrowings from subsidiary trust	$6,006	$6,006
Other liabilities	71	191

	6,077	6,197

Stockholders’ equity
Common stock	20,456	13,913
Retained earnings	3,692	2,957
Accumulated other comprehensive income	252	323

Total stockholders’ equity	24,400	17,193

Total liabilities and stockholders’ equity	$30,477	$23,390

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20.	CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (Continued)

STATEMENTS OF EARNINGS

Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Dividend received from 1st Centennial	$—	$—	$125
Interest income on capital securities of subsidiary trust	10	3	—
Interest expense	307	164	79
Other expense	446	477	224

Loss before equity in undistributed net income of subsidiaries	(743)	(638)	(178)
Tax benefit	345	259	118

	(398)	(379)	(60)
Equity in undistributed net income of subsidiaries	2,486	2,085	1,107

Net income	$2,088	$1,706	$1,047

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
OPERATING ACTIVITIES
Net income	$2,088	$1,706	$1,047
Adjustment to reconcile net income to net cash used in operating activities:
Equity in undistributed income of subsidiaries	(2,486)	(2,085)	(1,107)
Amortization	2	1	—
Decrease (increase) in other assets	(350)	(256)	16
Increase (decrease) in other liabilities	(120)	191	—

Net cash used in operating activities	(866)	(443)	(44)

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20.	CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (Continued)

STATEMENTS OF CASH FLOWS (Continued)

Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
INVESTING ACTIVITIES

Acquistion of Palomar Community Bank	$—	$—	$(10,688)
Legal costs associated with investment in subsidiary trust	—	(12)	—
Payments for investments in and advances to subsidiaries	(4,871)	—	—
Payments from (advances to) subsidiary trust	78	(83)	—

Net cash used in investing activities	(4,793)	(95)	(10,688)

FINANCING ACTIVITIES

Proceeds from long-term debt	—	5,820	4,000
Repayment of long-term debt	—	(3,500)	(500)
Net proceeds from issuance of common stock	4,871	—	7,053
Cash dividends paid	—	—	(35)
Cash dividends paid in lieu of fractional shares	(6)	(3)	—
Proceeds from issuance of restricted stock	130	—	—
Proceeds from exercise of stock options	30	7	183

Net cash provided by financing activities	5,025	2,324	10,701

Net increase (decrease) in cash and cash equivalents	(634)	1,786	(31)

Cash and cash equivalents, beginning of year	1,836	50	81

Cash and cash equivalents, end of year	$1,202	$1,836	$50

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Issuance of restricted stock for legal settlement	$165	$—	$—

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21.	FEDERAL HOME LOAN BANK LINE OF CREDIT

The Bank is a member of the Federal Home Loan Bank of San Francisco (FHLB). The Bank has an available line of credit with the FHLB at a fixed interest rate, which is determined on the borrowing date. Borrowings under the line are limited to eligible collateral. All borrowings from the FHLB are secured by a securities-backed credit program on qualified collateral. The Company had outstanding advances of $7.6 million at December 31, 2003. $5.5 million had an interest rate of 1.13% and matured on January 8, 2004, and $2.1 million had an interest rate of 1.11% and matured on January 29, 2004. There were no outstanding advances at December 31, 2002.

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

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and Cash Equivalents - The carrying amounts of cash and short-term instruments approximate fair values.

Interest-Bearing Deposits in Financial Institutions - The carrying amounts of interest-bearing deposits, which mature within 10 days, approximate their fair values.

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

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

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

Long-Term Debt - The fair values of the Company’s long-term debt is estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

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

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The estimated fair value and related carrying or notional amounts of the Company’s financial instruments are as follows:

	December 31,
	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$9,948	$9,948	$14,020	$14,020
Interest bearing deposits in financial institutions	4,806	5,052	5,151	5,494
Investment securities, available for sale	36,026	36,026	32,822	32,822
Federal Home Loan Bank stock	380	380	329	329
Loans, net	188,222	184,373	141,112	141,641
Accrued interest receivable	710	710	673	673
Cash surrender value of life insurance	6,206	6,206	5,926	5,926

Financial liabilities:
Deposits	212,773	213,753	183,188	185,553
Accrued interest payable	224	224	264	264
Federal funds purchased	1,850	1,850	—	—
Borrowings from Federal Home Loan Bank	7,600	7,600	—	—
Redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures	6,000	6,000	6,000	6,000

Off-balance sheet credit related to financial instruments:
Commitments to extend credit	$111,439	$111,439	$69,099	$69,099

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2003 and 2002. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23.	SUBSEQUENT EVENTS

Centennial Capital Trust II

On January 15, 2004, Centennial Capital Trust II, a newly formed Delaware statutory business trust and a wholly owned subsidiary of the Company (the Trust), issued an aggregate of $7.0 million of principal amount of Floating Rate TRUPS® (Capital Trust Pass-through Securities of the Trust) (the Trust Preferred Securities). Bear Stearns & Co., Inc. acted as placement agent in connection with the offering of the Trust Preferred Securities. The securities issued by the Trust are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. The entire proceeds to the Trust from the sale of the Trust Preferred Securities were used by the Trust in order to purchase $7.0 million in principal amount of the Floating Rate Junior Subordinated Deferrable Interest Debentures due 2034 issued by the Company (the Subordinated Debt Securities).

The Subordinated Debt Securities bear a variable interest rate equal to LIBOR plus 2.85%. Total broker and legal costs associated with the issuance of $87,500 are being amortized over a 5-year period.

25% Stock Dividend

On February 20, 2004, 1st Centennial Bancorp announced that the Board of Directors approved a 25% stock dividend to shareholders of record April 1, 2004, and payable May 1, 2004. The dividend will be accounted for as a 5-for-4 stock split. The action was approved at the regularly scheduled Board Meeting on February 20, 2004. The effect will result in an additional 375,570 shares of common stock outstanding.

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 24.	QUARTERLY DATA (UNAUDITED)

	Years Ended December 31,
	2003				2002
	(Dollars In Thousands, Except Per Share Data)
	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.

Interest income	$4,517	$4,186	$4,109	$3,875	$3,738	$3,699	$3,693	$3,344
Interest expense	487	517	540	562	597	527	588	665

Net interest income	4,030	3,669	3,569	3,313	3,161	3,172	3,105	2,679
Provision for loan losses	—	150	120	90	170	146	80	81

Net interest income after provision for loan losses	4,030	3,519	3,449	3,223	2,991	3,026	3,025	2,598
Noninterest income	771	844	795	612	622	642	557	603
Noninterest expense	3,853	3,516	3,538	3,107	2,876	3,043	3,087	2,550

Income before provision for income taxes	948	847	706	728	737	625	495	651
Provision for income taxes	348	300	234	259	242	207	128	225

Net income	$600	$547	$472	$469	$495	$418	$367	$426

Earnings per share (basic)	$0.40	$0.36	$0.34	$0.37	$0.39	$0.33	$0.29	$0.34

Earnings per share (diluted)	$0.34	$0.35	$0.33	$0.35	$0.38	$0.33	$0.29	$0.34