Form 10KSB/A
period 2003-12-31
1ST CENTENNIAL BANCORP
filed 2004-04-06
CIK 1097081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

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

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(10) EXHIBITS

Exhibit Number	Description of Exhibits

3.1	Articles of Incorporation of Centennial First Financial Services. (Incorporated by reference from Exhibit to the Company’s Registration Statement on Form S-4 filed on October 20, 1999.)

3.2	Amendment to Articles of Incorporation of Centennial First Financial Services filed May 5, 2000 (Incorporated by reference to Exhibit to Company’s Form 10-QSB for the quarter ended June 30, 2002.)

3.3	Amendment to Articles of Incorporation of Centennial First Financial Services filed February 18, 2003 (Incorporated by reference to Exhibit to Company’s Form SB-2 filed on March 13, 2003.

3.4	Restated By-Laws of Centennial First Financial Services (Incorporated by reference from Exhibit to the Company’s Form 10-QSB for the quarter ended June 30, 2002.)

10.1	Brea Branch Lease, dated September 20, 2000 (Incorporated by reference from Exhibit to the Company’s Registration Statement on Form SB-2 filed on March 21, 2001.)

10.2	Form of Indemnification Agreement (Incorporated by reference from Exhibit to the Company’s Registration Statement on Form SB-2 filed on March 21, 2001.)

10.3	Employment Agreement of Richard Sanborn, dated December 1, 2000 (Incorporated by reference from Exhibit to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001.)

10.4	Salary Continuation plan of Timothy P. Walbridge, dated August 1, 2001 (Incorporated by reference from Exhibit to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001.)

10.5	Salary Continuation plan for Beth Sanders, dated October 1, 2001 (Incorporated by reference from Exhibit to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001.)

10.6	Salary Continuation plan of Richard Sanborn, dated October 1, 2001 (Incorporated by reference from Exhibit to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001.)

10.7	Employment Agreement of Timothy P. Walbridge, dated December 1, 2001 (Incorporated by reference from Exhibit to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001.)

10.8	Employment Agreement of Beth Sanders, dated December 1, 2001 (Incorporated by reference from Exhibit to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001.)

10.9	Amendment to Salary Continuation plan of Timothy P. Walbridge, dated December 1, 2001 (Incorporated by reference from Exhibit to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001.)

10.10	Amendment to Salary Continuation plan of Richard Sanborn, dated December 1, 2001 (Incorporated by reference from Exhibit to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001.)

10.11	Redlands Centennial Bank Employee Stock Ownership Plan, dated February 1, 2000 (Incorporated by reference from Exhibit to Form 10-QSB for the fiscal quarter ended March 31, 2000.)

10.12	Centennial First Financial Services 2001 Stock Option Plan, as Amended, dated February 20, 2002 (Incorporated by reference from Exhibit to Form 10-QSB for the fiscal quarter ended September 30, 2002.)

10.13	Palomar Community Bank lease dated April 15, 1987 (Incorporated by reference from Exhibit to Form 10-QSB for the fiscal quarter ended March 31, 2002.)

10.14	Indenture for Trust Preferred Securities dated July 11, 2002 (Incorporated by reference from Exhibit to Form 10-QSB for the fiscal quarter ended September 30, 2002.)

10.15	Amended and Restated Declaration of Trust for trust preferred securities dated July 11, 2002 (Incorporated by reference from Exhibit to Form 10-QSB for the fiscal quarter ended September 30, 2002.)

10.16	Guarantee Agreement for Trust Preferred Securities dated July 11, 2002 (Incorporated by reference from Exhibit to Form 10-QSB for the fiscal quarter ended September 30, 2002.)

10.17	Salary Continuation Agreement of Suzanne Dondanville, dated December 17, 2002 (Incorporated by reference from Exhibit to Form SB-2 dated March 13, 2003.)

10.18	Salary Continuation Agreement of Clifford Schoonover, dated December 17, 2002 (Incorporated by reference from Exhibit to Form SB-2 dated March 13, 2003.)

10.19	Salary Continuation Agreement of John Drake, dated August 1, 2002 (Incorporated by reference from Exhibit to Form SB-2 dated March 13, 2003.)

10.20	Amendment to construction department lease dated August 28, 2002 (Incorporated by reference from Exhibit to Form SB-2 dated March 13, 2003.)

10.21	Commercial Lending Group Lease, dated December 23, 2002 (Incorporated by reference from Exhibit to Form SB-2 dated March 13, 2003.)

10.22	Palm Desert Branch lease, dated November 13, 2002. (Incorporated by reference from Exhibit to Form 10-KSB for the year ended December 31, 2002.)

10.23	Amendment to Escondido Branch lease, dated June 6, 2001. (Incorporated by reference from Exhibit to Form 10-KSB for the year ended December 31, 2002.)

10.24	Amendment to Salary Continuation Agreement of Suzanne Dondanville, dated December 17, 2002

10.25	Amendment to Salary Continuation Agreement of Anne Elizabeth Sanders, dated December 01, 2001

10.26	Amendment to Salary Continuation Agreement of Clifford Schoonover, dated December 17, 2002

11.1	Computation of Earnings Per Share (included in Note 1 to audited financial statements included herein)

21.1	Subsidiaries of 1st Centennial Bancorp. (Incorporated by reference from Exhibit to Form 10-KSB for the year ended December 31, 2002.)

23.1	Consent of Hutchinson & Bloodgood, LLP

31.1	Certification of Chief Executive Officer (Section 302 Certification)

31.2	Certification of Chief Financial Officer (Section 302 Certification)

32	Certification of Periodic Financial Report (Section 906 Certification)

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

/s/ HUTCHINSON AND BLOODGOOD LLP

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