Form 10QSB
period 2004-03-31
1ST CENTENNIAL BANCORP
filed 2004-05-14
CIK 1097081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly report under section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

Yes  ☒    No  ☐

The number of shares of Common Stock of the registrant outstanding as of May 07, 2004 was 1,895,605.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

March 31, 2004 and December 31, 2003

Dollar amounts in thousands	2004	2003
	(unaudited)
ASSETS
Cash and due from banks	$12,833	$9,948
Federal funds sold	970	—

Total cash and cash equivalents	13,803	9,948

Interest-bearing deposits in financial institutions	4,728	4,806
Investment securities, available for sale	33,279	36,026
Federal Home Loan Bank stock	869	380
Loans, net	216,139	188,222
Accrued interest receivable	675	710
Premises and equipment, net	2,472	2,468
Goodwill	4,180	4,180
Cash surrender value of life insurance	6,292	6,206
Other assets	1,822	1,437

Total assets	$284,259	$254,383

LIABILITIES
Deposits:
Noninterest-bearing	$74,549	$66,636
Interest-bearing demand and money market accounts	65,348	60,129
Savings	21,592	20,745
Time deposits $100,000 or greater	38,387	39,190
Other time deposits	34,048	26,073

Total deposits	233,924	212,773

Accrued interest payable	147	224
Federal funds purchased	—	1,850
Borrowings from Federal Home Loan Bank	10,000	7,600
Subordinated notes payable to subsidiary trusts	13,151	—
Redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures	—	6,000
Other liabilities	1,834	1,536

Total liabilities	259,056	229,983

STOCKHOLDERS’ EQUITY
Common stock, no par value; authorized 10,000,000 shares, issued and outstanding 1,515,394 and 1,502,281 shares at March 31, 2004 and December 31, 2003, respectively	20,679	20,456
Retained earnings	4,274	3,692
Accumulated other comprehensive income	250	252

Total stockholders’ equity	25,203	24,400

Total liabilities and stockholders’ equity	$284,259	$254,383

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

Three Months Ended March 31, 2004 and 2003 (unaudited)

Dollar amounts in thousands, except per share amounts	2004	2003
Interest income:
Interest and fees on loans	$4,575	$3,518
Deposits in financial institutions	52	57
Federal funds sold	4	4
Investments	345	287

Total interest income	4,976	3,866

Interest expense:
Interest bearing demand and savings deposits	124	136
Time deposits $100,000 or greater	181	233
Other time deposits	121	103
Interest on borrowed funds	170	90

Total interest expense	596	562

Net interest income	4,380	3,304

Provision for loan losses	428	90

Net interest income after provision for loan losses	3,952	3,214

Noninterest income:
Customer service fees	280	341
Gains and commissions from sale of loans	343	97
Other income	217	174

Total noninterest income	840	612

Noninterest expense:
Salaries and employee benefits	2,409	1,835
Net occupancy expense	357	373
Other operating expense	1,135	890

Total noninterest expense	3,901	3,098

Income before provision for income taxes	891	728

Provision for income taxes	309	259

Net income	$582	$469

Basic earnings per share	$0.39	$0.37

Diluted earnings per share	$0.36	$0.35

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2004 and 2003 (unaudited)

Dollar amounts in thousands	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, DECEMBER 31, 2002	$13,913	$2,957	$323	$17,193
Comprehensive income:
Net income	—	469	—	469
Change in net unrealized gain (loss) on investment securities available for sale, after tax effects	—	—	(1)	(1)

Total comprehensive income				468

Stock dividend	1,347	(1,347)	—	—

Cash paid in lieu of fractional shares	—	(6)	—	(6)

Exercise of stock options, including tax benefit	1	—	—	1

BALANCE, MARCH 31, 2003	$15,261	$2,073	$322	$17,656

BALANCE, DECEMBER 31, 2003	$20,456	$3,692	$252	$24,400
Comprehensive income:
Net income	—	582	—	582
Change in net unrealized gain (loss) on investment securities available for sale, after tax effects	—	—	(2)	(2)

Total comprehensive income				580

Exercise of stock options, including tax benefit	223	—	—	223

BALANCE, MARCH 31, 2004	$20,679	$4,274	$250	$25,203

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2004 and 2003 (unaudited)

Dollar amounts in thousands	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$582	$469
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	136	162
Provision for loan losses	428	90
Gain from sale of loans	(204)	(97)
Amortization of deferred loan fees	(311)	(179)
Amortization of excess purchase value of deposits	3	(44)
Amortization of excess purchase value of loans	4	—
Deferred income tax provision (benefit)	1	(1)
Amortization of premiums on investment securities available for sale (net)	115	151
Increase in cash surrender value of life insurance	(86)	(53)
Decrease (increase) in assets:
Accrued interest receivable	35	(205)
Other assets	(383)	(125)
Increase (decrease) in liabilities:
Accrued interest payable	(6)	54
Other liabilities	227	9

Net cash provided by operating activities	541	231

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in interest-bearing deposits in financial institutions	78	106
Activity in available for sale securities:
Net maturities and principal paydowns	2,630	2,183
Purchases of Federal Home Loan Bank stock	(489)	(27)
Net increase in loans	(27,834)	(12,967)
Additions to bank premises and equipment	(140)	(148)

Net cash used in investing activities	(25,755)	(10,853)

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Three Months Ended March 31, 2004 and 2003 (unaudited)

Dollar amounts in thousands	2004	2003

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in noninterest bearing deposits	$7,913	$1,178
Net increase in interest bearing and money market deposits	5,219	942
Net increase (decrease) in savings deposits	847	(515)
Net increase (decrease) in time deposits $100,000 or greater	(803)	2,212
Net increase (decrease) in other time deposits	7,975	(658)
Proceeds from federal funds purchased	(1,850)	—
Proceeds from Federal Home Loan Bank borrowing	2,400	7,023
Issuance of Trust Preferred Securities	7,145	—
Cash paid in lieu of fractional shares	—	(6)
Proceeds from exercise of stock options	223	1

Net cash provided by financing activities	29,069	10,177

Net increase (decrease) in cash and cash equivalents	3,855	(445)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,948	14,020

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,803	$13,575

SUPPLEMENTARY INFORMATION

Interest paid	$599	$508

Income taxes paid	$28	$79

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial information included herein has been prepared in conformity with the accounting principles and practices disclosed in 1st Centennial Bancorp’s (the “Company”) consolidated financial statements, Note 1, included in the Annual Report for the year ended December 31, 2003. The accompanying interim consolidated financial statements contained herein are unaudited. However, in the opinion of the Company, all adjustments, consisting of normal recurring items necessary for a fair presentation of the operating results for the periods shown, have been made. The results of operations for the three months ended March 31, 2004 may not be indicative of operating results for the year ending December 31, 2004. Certain prior year and prior quarter amounts have been reclassified to conform to current classifications. Cash and cash equivalents consist of cash, due from banks, and federal funds sold.

Note 2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 46 “Consolidation of Variable Interest Entities (VIEs), an interpretation of ARB No. 51” (FIN 46). FIN 46 provides a new framework for identifying VIEs and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements. FIN 46 was effective immediately for VIEs created after January 31, 2003. As of December 31, 2003, the FASB deferred compliance under FIN 46 for small business issuers from July 1, 2003 to the first period ending after December 15, 2004 for VIEs created prior to February 1, 2003. The Company adopted FIN 46 on January 1, 2004 and deconsolidated its trust preferred securities from its balance sheets. Prior to FIN 46, trust preferred securities were classified as a separate liability with distributions on these securities included in interest on borrowed funds. Upon adoption of FIN 46, $6.0 million of trust preferred securities vehicles, that were deemed to be VIEs, were de-consolidated with the resulting liabilities to the trust companies shown as subordinated notes payable with no change in the reporting of the distributions. Prior periods were not restated.

Note 3. EARNINGS PER SHARE

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

The weighted-average number of shares used in computing basic and diluted earnings per share is as follows:

Earnings per share calculation

For the three months ended March 31,

(In thousands, except per share amounts)

	2004			2003
	Net Income	Weighted Average Shares	Per share Amount	Net Income	Weighted Average Shares	Per share Amount
Basic earnings per share	$582	1,505	$0.39	$469	1,262	$0.37
Effect of dilutive shares: assumed exercise of outstanding options	—	121	(0.03)	—	76	(0.02)
Diluted earnings per share	$582	1,626	$0.36	$469	1,338	$0.35

Note 4. STOCK COMPENSATION PLANS

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

	Three Months Ending March 31,
	2004	2003
Net income:
As reported	$582	$469
Pro forma	311	369

Compensation cost, net of taxes	$271	$100

Basic earnings per share:
As reported	$0.39	$0.37
Pro forma	0.21	0.29

Diluted earnings per share:
As reported	$0.36	$0.35
Pro forma	0.19	0.28

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for options granted during the first three months of 2004 and 2003; no dividend yield; expected volatility of 20.26% and 17.39% respectively; risk-free interest rate of 3.83% and 3.53% respectively, and expected life of ten years for both.

Note 5. OFF-BALANCE SHEET COMMITMENTS

In the normal course of business, there are various commitments outstanding, such as commitments to extend credit, which are not reflected in the financial statements. At March 31, 2004 and December 31, 2003, such commitments included approximately $3,329,000 and $2,916,000, respectively, of standby letters of credit, approximately $122,957,000 and $106,849,000, respectively, of undisbursed lines of credit and undisbursed loans in process, and $1,787,000 and $1,674,000 respectively of available credit card lines. The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

Note 6. CENTENNIAL CAPITAL TRUST II

On January 15, 2004, Centennial Capital Trust II, a newly formed Delaware statutory business trust and a wholly owned subsidiary of the Company (the Trust), issued an aggregate of $7.0 million of principal amount of Floating Rate TRUPSñ (Capital Trust Pass-through Securities of the Trust) (the Trust Preferred Securities). Bear Stearns & Co., Inc. acted as placement agent in connection with the offering of the Trust Preferred Securities. The securities issued by the Trust are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. The entire proceeds to the Trust from the sale of the Trust Preferred Securities were used by the Trust to purchase $7.0 million in principal amount of the Floating Rate Junior Subordinated Deferrable Interest Debentures due 2034 issued by the Company (the Subordinated Debt Securities).

Note 7. SUBSEQUENT EVENT

Richard M. Sanborn, Executive Vice President and Branch Administrator of 1st Centennial Bank since January 1, 2003, resigned from this position on May 04, 2004. The financial impact to the company, due to this resignation was $141,875.

ITEM 2.	Managements Discussion and Analysis of Financial Condition and Results of Operations

1st Centennial Bancorp (the “Company”) is the holding company for 1st Centennial Bank (the “Bank”) in Redlands, California. This discussion focuses primarily on the results of operations of the Company on a consolidated basis for the three months ended March 31, 2004 and 2003, and the financial condition of the Company as of March 31, 2004 and December 31, 2003.

Management’s discussion and analysis is written to provide greater insight into the results of operations and the financial condition of the Company and its subsidiaries. For a more complete understanding of the Company and its operations, reference should be made to the financial statements included in this report and in the Company’s 2003 Annual Report on Form 10-KSB.

Certain statements in this Report on Form 10-QSB constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, possible future deteriorating economic conditions in the Company’s areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; risks of available-for-sale securities declining significantly in value as interest rates rise or issuer’s of such securities suffering financial losses; and regulatory risks associated with the variety of current and future regulations to which the Company is subject. All of these risks could have a material adverse impact on the Company’s financial condition, results of operations or prospects, and these risks should be considered in evaluating the Company. For additional information concerning these factors, refer to the Company’s 10-KSB for the year ended December 31, 2003.

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

Qualitative factors include the general economic environment in our markets, including economic conditions in Southern California, and in particular, the state of certain industries, the size and complexity of individual credits in relation to lending officers’ background and experience levels, loan structure, extent and nature of waivers of existing loan policies and pace of portfolio growth are other qualitative factors that are considered in our methodologies.

As 1st Centennial adds new products, increases the complexity of its loan portfolio, and expands its geographic coverage, it will enhance its methodologies to keep pace with the size and complexity of the loan portfolio. Management might report a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with 1st Centennial’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management’s Discussion and Analysis section entitled “Financial Condition—Allowance for Loan Losses.” Although Management believes the level of the allowance as of March 31, 2004 is adequate to absorb losses inherent in the loan portfolio, a decline in the local economy may result in increasing losses that cannot reasonably be predicted at this time.

RESULTS OF OPERATIONS

The Company reported net income of $582,000 or $0.39 per basic share and $0.36 per diluted share for the first three months of 2004. This compares to net income of $469,000, or $0.37 per basic share and $0.35 per diluted share for the same period in 2003.

Return on average assets and return on average equity for the first quarter of 2004 was 0.86% and 9.50% respectively, as compared to 0.89% and 10.97% respectively, for the same period in 2003. Average interest-earning assets for the first three months of 2004 grew $58.9 million or 31.3%, and net income was $113,000 or 24.1% higher compared to this same period in 2003. The slight decrease in return on average assets is attributed to lower yielding assets coupled with, the Company’s strong growth in assets. Average assets increased to $272.9 million at March 31, 2004 from $212.8 million for the same period in 2003. The decrease in return on average equity is due in part, to more equity in 2004 than in 2003 as a result of the sale and issuance of 225,000 shares in a public stock offering completed in May of 2003.

NET INTEREST INCOME/NET INTEREST MARGIN

The principal component of the Company’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments, and the interest paid on deposits and borrowed funds. When net interest income is expressed as a percentage of average earning assets, the result is the net interest margin. The net interest spread is the yield on average earning assets minus the average cost of interest-bearing deposits and borrowed funds. The Company’s net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the economy, and the local economies in which the Company conducts business.

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

The Company’s year-to-date net interest margin was 7.12% for the first three months of 2004, compared to 7.11% for the same period in 2003. The year-to-date rate paid on total average interest bearing deposits, other borrowings, and subordinated notes payable to subsidiary trusts decreased by 0.27% to 1.35% in the first three months of 2004, compared to 1.62% for the same period in 2003. The decrease was primarily the result of the lower interest rates that reflect the current market, coupled with a 0.73% decrease on the cost of subordinated notes payable to subsidiary trusts. The reason for the consistent net interest margin was due to continuing low market interest rates, an increase in the volume of interest earning assets, and a decline in rates paid on interest-bearing liabilities from 2003 to 2004. From March 31, 2003 to March 31, 2004, average total deposits and other interest-bearing liabilities increased $37.0 million or 26.4%. Average money market deposits increased $9.9 million or 29.2%, average savings deposits increased $5.1 million or 30.6%, average FHLB borrowings increased $9.7 million or 504.2%, and average subordinated notes payable to subsidiary trusts increased $6.0 million or 100%.

The Company reported total interest income of $5.0 million for the three months ended March 31, 2004, which represented an increase of $1.1 million or 28.7%, over total interest income of $3.9 million for the three months ended March 31, 2003. The increase in total interest income for the first three months of 2004 compared to 2003 was primarily due to an increase of approximately $1.1 million in interest and fees on loans. The increase in interest and fees on loans was due to the $55.8 million increase in the average balance of total loans outstanding for the first three months of 2004 compared to 2003. The continued low interest rates during the first three months of 2004 kept some of our variable rate loans at their interest rate floors, which are on average above prevailing market rates, and helped maintain loan yields near 9%. Also, the Company’s reference rate averaged 4.00% during the first three months of 2004, compared to 4.25% for the first three months of 2003, or 25 basis points lower.

The Company reported total interest expense of $596,000 for the three months ended March 31, 2004, which represented an increase of $34,000 or 6.0% over total interest expense of $562,000 for the three months ended March 31, 2003. The increase was primarily the result of more interest expense on subordinated notes payable to subsidiary trusts due to the issuance of Centennial Capital Trust II (See NOTE 6 of the Consolidated Financial Statements), and the $9.7 million additional FHLB borrowings during the first quarter of 2004.

For the three months ended March 31, 2004, net interest income before the provision for loan losses was $4.4 million. This represented an increase of $1.1 million, or 32.6%, over net interest income of $3.3 million for the three months ended March 31, 2004. The increase in net interest income for the first three months of 2004 compared to 2003 was primarily the result of a $55.8 million increase in average total loans generating more interest income coupled with a decline in rates on interest-bearing liabilities. Average total loans increased from $150.2 million for the three months ended March 31, 2003 to $206.0 million for the same period in 2004. Total interest earning assets averaged $247.3 million for the first three months of 2004 which represents an increase of $58.9 million, or 31.3%, compared to average total interest earning assets of $188.4 million for the first three months of 2003.

The following table shows the average interest-earning assets and interest-bearing liabilities; the amount of interest income or interest expense; and the average yield or rate for each category of interest-earning assets and interest bearing liabilities and the net interest margin (net interest income divided by average earning assets) for the periods indicated.

Distribution, Yield and Rate Analysis of Net Interest Income

	For the three Months Ending March 31,
	2004			2003
	Average Balance	Interest Income/ Expense	Average Rate/Yield[1]	Average Balance	Interest Income/ Expense	Average Rate/Yield[1]
	(Dollars in Thousands)
Interest-earning Assets:
Federal funds sold	$1,737	$4	0.93%	$1,374	$4	1.18%
Interest-bearing deposits in financial institutions	4,776	52	4.38%	5,099	57	4.53%
Investment securities:[2]
Taxable	30,966	298	3.87%	27,714	243	3.56%
Non-taxable	3,833	47	4.93%	3,983	44	4.48%

Total investments	41,312	401	3.90%	38,170	348	3.70%
Loans[3]	205,945	4,575	8.93%	150,191	3,518	9.50%

Total interest-earning assets	$247,257	$4,976	8.09%	$188,361	$3,866	8.32%

Interest-bearing Liabilities:
Interest-bearing deposits
Interest-bearing demand deposits	$19,370	$9	0.19%	$16,730	$15	0.36%
Money market deposits	43,644	83	0.76%	33,774	94	1.13%
Savings deposits	21,817	32	0.59%	16,703	27	0.66%
Time deposits $100,000 or greater	38,699	181	1.88%	36,812	233	2.57%
Other time deposits	29,512	121	1.65%	27,277	103	1.53%

Total interest-bearing deposits	153,042	426	1.12%	131,296	472	1.46%

FHLB borrowings	11,625	31	1.07%	1,924	6	1.26%
Federal funds purchased	871	3	1.39%	1,333	6	1.83%
Subordinated notes payable to subsidiary
Trusts	12,051	136	4.54%	—	—
Redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures	—	—		6,000	78	5.27%

Total borrowings	24,547	170	2.79%	9,257	90	3.94%
Total interest-bearing liabilities	$177,589	$596	1.35%	$140,553	$562	1.62%

Net interest income		$4,380			$3,304

Net interest margin[4]			7.12%			7.11%

[1]	Average rates/yields for these periods have been annualized using actual days for 2004 and 2003.
[2]	Yields on income have not been computed on a tax equivalent basis, because tax exempt investments are minimal.
[3]	Loans are gross, which excludes the allowance for loan losses, and net of deferred fees. Nonaccrual loans are included in the table for computation purposes, but the foregone interest of such loans is excluded. Loan fees during the first quarter of 2004 were $846,000 compared to $581,000 in the first quarter of 2003.
[4]	Net interest income as a percentage of average interest-earning assets.

The following table shows a rate and volume analysis for changes in interest income, interest expense, and net interest income for the three month period ending March 31, 2004.

Rate/Volume Analysis of Net Interest Income

	Three Months Ended March 31, 2004 vs. 2003
	Increases (Decreases) Due to Change In
	Volume	Rate[5]	Rate5/ Volume	Total
	(Dollars in Thousands)
Increase (Decrease) in Interest Income:
Federal funds sold	$4	$(3)	$(1)	$—
Interest-bearing deposits in financial institutions	(15)	(8)	18	(5)
Investment securities[6]	109	105	(156)	58
Loans[7]	5,296	(848)	(3,391)	1,057

Total	$5,394	$(754)	$(3,530)	$1,110

Increase (Decrease) in Interest Expense:
Interest-bearing demand deposits	$10	$(30)	$14	$(6)
Money market deposits	111	(122)	—	(11)
Savings deposits	34	(11)	(18)	5
Time deposits $100,000 or greater	48	(252)	152	(52)
Other time deposits	34	32	(48)	18
FHLB borrowings	123	(4)	(94)	25
Federal funds purchased	(8)	(6)	11	(3)
Subordinated notes payable to subsidiary trusts	319	(44)	(217)	58

Total	$671	$(437)	$(200)	$34

Total change in net interest income	$4,723	$(317)	$(3,330)	$1,076

[5]	Rates for these periods on which calculations are based have been annualized.
[6]	Yields on income have not been computed on a tax equivalent basis, because tax-exempt investments are minimal.
[7]	Loans are gross, which excludes the allowance for loan losses, and net of deferred fees. Nonaccrual loans are included in the table for computation purposes, but the foregone interest of such loans is excluded. Loan fees during the first quarter of 2004 were $846,000 compared to $581,000 in the first quarter of 2003.

PROVISION FOR LOAN LOSSES

Due to the credit risk inherent in the business of making loans, the Company sets aside an allowance or reserve for loan losses through charges to earnings. The charges are shown in the income statements as provision for loan losses, and specifically identifiable and quantifiable losses are immediately charged-off against the allowance. The amount of the provision is determined by Management as that required to be added to bring the allowance to a level, which is considered adequate to absorb losses inherent in the loan portfolio, after net charge-offs have been deducted. The amount of the provision is based on management’s regular review of the loan portfolio and consideration of such factors as historical loss experience, general prevailing economic conditions, changes in the size and composition of the loan portfolio and specific borrower considerations, including repayment ability and the estimated value of the underlying collateral.

For the three months ended March 31, 2004, the provision for loan losses was $428,000, compared to $90,000 for the same period in 2003. The increase in the provision from 2003 to 2004 was necessary in order to support the growth and related risk in the loan portfolio. One of the procedures used for monitoring the loan portfolio is migration analysis. Based on the results of this program, in addition to management’s determination, the provision is increased or decreased. The procedures for monitoring the adequacy of the Allowance, as well as detailed information concerning the allowance itself, are included in the “Allowance for Loan Losses” section.

NONINTEREST INCOME

Noninterest income for 1st Centennial includes customer service fees, gains and commissions from sale of loans, increase in the cash surrender value of life insurance policies, broker fee income and other miscellaneous income.

Total noninterest income increased $228,000 or 37.3% to $840,000 for the three months ended March 31, 2004, compared to $612,000 for the same period in 2003. The increase was attributed to $246,000 of additional income in gains and commissions from the sale of loans slightly offset by a decrease in customer service fees of $61,000. The increase in gains and commissions from sale of loans was the result of more loans originated and sold through our conduit for loan sales. The decrease in customer service fees is attributed to a cycle variance resulting in less account analysis fees collected coupled with less participation loan fee income collected in the first three months of 2004, compared to the same period in 2003. The percentage of total noninterest income in this category increased from 15.85% to 40.84%. For the first three months ended March 31, 2004 compared to 2003, noninterest income as an annualized percentage of average earning assets increased to 1.37% from 1.32%.

The following table sets forth components of 1st Centennial’s noninterest income for the periods indicated and expresses the amounts as percentage of total noninterest income:

Noninterest Income

	For the Three Months Ended March 31,
	2004		2003
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Customer service fees	$280	33.33%	$341	55.72%
Gains and commissions from sale of loans	343	40.84%	97	15.85%
Increase in cash surrender value of life insurance	92	10.95%	58	9.48%
Broker fee income	61	7.26%	71	11.60%
Other miscellaneous income	64	7.62%	45	7.35%

Total noninterest income	$840	100.00%	$612	100.00%

As a percentage of average earning assets (annualized)		1.37%		1.32%

NONINTEREST EXPENSE

Noninterest expense for the Company includes salaries and employee benefits, net occupancy and equipment, professional services, and other operating expenses.

Noninterest expense totaled $3,901,000 for the three months ended March 31, 2004. This represented an increase of $803,000 when compared to $3,098,000 for the same period in 2003. The increase in noninterest expense was due to the increases of $574,000, $94,000 and $119,000 in salaries, wages and employee benefits, marketing expense and professional expense, respectively. Additional staffing, salary increases and opening the new Palm Desert Branch in March of 2003 contributed to the increase in salaries, wages and employee benefits of $574,000. The increase in marketing expense of $94,000 was due to the expense related to business development efforts for growing loans and deposits. Professional expense increased $119,000. As a result of our sustained growth, accrued expense related to Audits, Exams, CPA fees and other professional expenses increased. For the first three months ended March 31, 2004 compared to 2003, noninterest expense as an annualized percentage of average earning assets decreased to 6.35% from 6.67%.

The following tables set forth components of 1st Centennial’s noninterest expense for the periods indicated and expresses the amounts as a percentage of total noninterest expense:

Noninterest Expense

	For the Three Months Ended March 31,
	2004		2003
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Salaries, wages and employee benefits	$2,409	61.75%	$1,835	59.23%
Net occupancy expense	357	9.15%	373	12.04%
Marketing	184	4.72%	90	2.91%
Data processing fees	194	4.97%	196	6.33%
Professional fees	259	6.64%	140	4.52%
Postage, telephone, supplies	159	4.08%	138	4.45%
Directors’ fees	45	1.15%	44	1.42%
Other operating expense	294	7.54%	282	9.10%

Total noninterest expense	$3,901	100.00%	$3,098	100.00%

As a percentage of average earning assets (annualized)		6.35%		6.67%

FINANCIAL CONDITION

GENERAL

The Company’s total assets were $284.3 million at March 31, 2004, an increase of 11.7% or $29.9 million, compared to total assets of $254.4 million at December 31, 2003. Total deposits at March 31, 2004 were $233.9 million, an increase of $21.1 million, or 9.9% from total deposits of $212.8 million at December 31, 2003. Total loans, net of the allowance for loan losses and unearned income increased 14.8%, or $27.9 million to $216.1 million compared to $188.2 million at December 31, 2003. Strong loan demand in the Company’s market areas contributed to the increase in total assets and total loans. The majority of the deposit increase occurred in noninterest-bearing and other time deposit accounts, which were $15.9 million or 17.1% higher at March 31, 2004 as compared to December 31, 2003. Also, Interest-bearing and money market accounts were $5.2 million or 8.7% higher at March 31, 2004 as compared to December 31, 2003. These deposit increases along with the issuance of Centennial Capital Trust II of $7.0 million, (See NOTE 6 of the Consolidated Financial Statements), plus our additional $2.4 million in FHLB borrowings from December 31, 2003 to March 31, 2004 were used to support our loan growth.

LOANS

Total gross loans were $219.5 million at March 31, 2004, compared to $191.3 million at December 31, 2003. Total gross loans represented 77.2% of total assets at March 31, 2004 compared to 75.2% of total assets at December 31, 2003. Total gross loans increased by $28.2 million or 14.7% in the first three months of 2004. Construction and development loans increased $24.3 million or 34.4% during first quarter of 2004, due to the continuing strong demand for housing in our market areas. This increased the percentage in construction and development loans to 43.3% from 36.9% of total gross loans from 2003 to 2004.

The following table shows the amounts of total loans outstanding by category as of the dates indicated:

Loan Portfolio Composition

	March 31, 2004		December 31, 2003
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Real estate loans:
Construction and development	$94,981	43.28%	$70,654	36.94%
Residential loans	5,107	2.33%	6,169	3.23%
Commercial and multi-family	64,129	29.22%	64,260	33.60%
Commercial loans	47,743	21.75%	42,009	21.94%
Consumer loans	1,995	0.91%	2,035	1.06%
Equity lines of credit	3,980	1.81%	4,088	2.14%
Credit card and other loans	1,545	0.70%	2,063	1.09%

Total gross loans	219,480	100.00%	191,278	100.00%

Less:
Unearned income	(892)		(948)
Allowance for loan losses	(2,449)		(2,108)

Total net loans	$216,139		$188,222

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

Nonperforming assets include loans for which interest is no longer accruing, loans 90 or more days past due, restructured loans and other real estate owned. Nonperforming assets at March 31, 2004 decreased $109,000 to $512,000, from $621,000 at December 31, 2003, representing 0.23% and 0.33% of gross loans, respectively. This decrease was primarily attributed to the charge-off of three commercial loans totaling $96,000 during the first quarter of 2004, one construction loan for $69,000 that paid-off, and one equipment loan totaling $42,000 that was placed on nonaccrual.

Nonperforming assets at March 31, 2004 increased $319,000 to $512,000, from $193,000 at March 31, 2003, representing 0.23% and 0.12% of gross loans, respectively. This increase was primarily attributed to the addition of $180,000 in commercial and multi family loans, two commercial loans for $98,000 and two credit card and other loans for $42,000.

The following table provides information with respect to all nonperforming assets as of March 31, 2004 and 2003, and December 31, 2003:

Nonperforming Assets

	March 31, 2004	December 31, 2003	March 31, 2003
	(Dollars in Thousands)
Nonaccrual loans:[8]
Real estate loans:
Construction and development	$—	$69	$—
Residential loans	—	—	20
Commercial and multi-family	353	353	173
Commercial loans	98	175	—
Consumer loans	15	8	—
Equity lines of credit	—	—	—
Credit card and other loans	42	16	—

Total nonaccrual loans	$508	$621	$193

Loans 90 days or more past due (as to principal or interest) and still accruing:
Real estate loans:
Construction and development	—	—	—
Residential loans	—	—	—
Commercial and multi-family	—	—	—
Commercial loans	4	—	—
Consumer loans	—	—	—
Equity lines of credit	—	—	—
Credit card and other loans	—	—	—

Total loans 90 days or more past due and still accruing	$4	$—	$—

Restructured loans[9]	$—	$—	$—

Total nonperforming loans	$512	$621	$193
Other real estate owned	—	—	—

Total nonperforming assets	$512	$621	$193

Nonperforming loans as a percentage of total gross loans[10]	0.23%	0.33%	0.12%
Nonperforming assets as a percentage of total gross loans and other real estate owned	0.23%	0.33%	0.12%
Allowance for loan losses to nonperforming loans	478.32%	339.45%	892.75%
Allowance for loan losses	$2,449	$2,108	$1,723

[8]	During the three months ended March 31, 2004, no income related to these loans was included in net income. Additional interest income of approximately $11,000, would have been recorded for the three months ended March 31, 2004 if these loans had been paid in accordance with their original terms and had been outstanding throughout the applicable period then ended or, if not outstanding throughout the applicable period then ended, since origination.
[9]	A “restructured loan” is one the terms of which were negotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower.
[10]	Total loans are gross of the allowance for loan losses and net of deferred fees.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses totaled $2.4 million at March 31, 2004 and $2.1 million at December 31, 2003. The procedures for monitoring the adequacy of the allowance, as well as detailed information concerning the allowance itself, are included below.

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

The Company establishes an allowance for loan losses through charges to earnings based on management’s evaluation of known and inherent risks in the loan portfolio. The allowance for loan losses is increased by the provision for loan losses and loan recoveries, and decreased by loan charge-offs. The adequacy of the allowance for loan losses is measured in the context of several key ratios and factors including: (1) the ratio of the allowance to total outstanding loans; (2) the ratio of total nonperforming loans to total loans; and, (3) the ratio of net charge-offs (recoveries) to average loans outstanding. Additional factors considered in establishing an appropriate allowance include a careful assessment of the financial condition of the borrower; a realistic determination of the value and adequacy of underlying collateral; the condition of the local economy and the condition of the specific industry of the borrower; comprehensive analysis of the levels and trends of loan categories; and a review of delinquent and classified loans.

When calculating the allowance for loan losses, the loan portfolio is divided into two primary allocation groups: (1) adversely graded loans, (2) all other passing grade loans. For adversely graded loans, the Company has determined an allowance amount to set aside which it believes is sufficient to cover any potential collateral shortfall. Problem loans are identified by the Loan Officer, Chief Credit Officer, Loan Review or by the Examiners. Those loans identified as problem loans are assigned a risk grade. Loans graded special mention are multiplied by an inherent loss factor of 4% to determine the amount to be included in the allowance. Loans graded substandard are generally multiplied by a loss factor of 10 to 20%, loans graded doubtful are generally multiplied by a loss factor of 50% and loans graded loss are multiplied by a loss factor of 100%. All other loans, graded pass are multiplied by an historical experience factor to determine the appropriate level of the allowance for loan losses. In addition to historical experience factors, the Company also provides for losses due to economic factors, concentration of credit and portfolio composition changes.

The Company continues to actively monitor asset quality and to charge off loans against the allowance for loan losses when appropriate or to provide specific loss allowances when necessary. Although we believe we use the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ from the economic conditions in the assumptions used in making the initial determinations.

The allowance for loan losses as a percentage of total loans outstanding as of March 31, 2004 was 1.12%, as compared to 1.11% at December 31, 2003. The allowance for loan losses as a percentage of total non-performing loans was 478.32% at March 31, 2004 as compared to 339.45% at December 31, 2003. Management has determined that the allowance for loan losses is adequate given the level of loans and nonperforming assets. One of the procedures used for monitoring the loan portfolio is migration analysis. Based on the results of this program, in addition to management’s determination, the amount of the allowance is increased or decreased.

The allowance for loan losses as a percentage of total loans outstanding as of March 31, 2004 was 1.12%, as compared to 1.10% at March 31, 2003. The allowance for loan losses as a percentage of total non-performing loans was 478.32% at March 31, 2004 as compared to 892.75% at March 31, 2003. The change in this percentage was a result of the $319,000 increase in non-performing loans, as of March 31, 2004 compared to March 31, 2003. Loan charge-offs during the first three months of 2004 approximated $124,000 or 0.04% of average total loans as compared to $160,000 or 0.09% of average total loans during the same period in 2003.

The following table summarizes the changes in the allowance for loan losses for the periods indicated:

Allowance for Loan Losses

	March 31, 2004	December 31, 2003	March 31, 2003
	(Dollars in Thousands)
Balances:
Average total loans outstanding during period	$205,945	$161,207	$150,191

Total loans outstanding at end of period, net of unearned income	$218,588	$190,330	$155,988

Allowance for Loan Losses:
Balance at beginning of period	$2,108	$1,772	$1,772
Charge-offs:
Real estate loans:
Construction and development	—	—	—
Residential loans	—	—	—
Commercial and multi-family	—	—	—
Commercial loans	103	217	160
Consumer loans	9	2	—
Equity lines of credit	—	—	—
Credit card and other loans	12	2	—

Total charge-offs	124	221	160

Recoveries:
Real estate loans:
Construction and development	—	—	—
Residential loans	—	23	2
Commercial and multi-family	—	—	—
Commercial loans	36	140	5
Consumer loans	—	34	14
Equity lines of credit	—	—	—
Credit card and other loans	1	—	—

Total recoveries	37	197	21

Net charge-offs	(87)	(24)	(139)

Provision charged to operations	428	360	90

Allowance for loan losses balance, end of period	$2,449	$2,108	$1,723

Ratios:[11]
Net loan charge-offs to average total loans	0.04%	0.01%	0.09%
Allowance for loan losses to average total loans	1.19%	1.31%	1.15%
Allowance for loan losses to total loans at end of period	1.12%	1.11%	1.10%
Allowance for loan losses to total nonperforming loans	478.32%	339.45%	892.75%
Net loan (charge-offs) recoveries to allowance for loan losses at end of period	3.55%	1.14%	8.07%
Net loan (charge-offs) recoveries to provision for loan losses	20.33%	6.67%	154.44%

[11]	Total loans are gross of the allowance for loan losses and net of deferred fees.

The following table summarizes the allocation of the allowance for loan losses at March 31, 2004 and December 31, 2003:

Allocation of Allowance for Loan Losses

	March 31, 2004		December 31, 2003
Balance at End of Period Applicable to	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans
	(Dollars in Thousands)
Real estate loans:
Construction and development	$918	43.28%	$534	36.94%
Residential loans	73	2.33%	114	3.23%
Commercial and multi-family	406	29.22%	392	33.60%
Commercial loans	969	21.75%	975	21.94%
Consumer loans	22	0.91%	23	1.06%
Equity lines of credit	44	1.81%	46	2.14%
Credit card and other loans	17	0.70%	24	1.09%

Total allowance for loan loss	$2,449	100.00%	$2,108	100.00%

Total loans net of unearned income	$218,588		$190,330

INVESTMENTS

1st Centennial’s investment portfolio provides income to the Company and also serves as a source of liquidity. Total yield, risk and maturity are among the factors considered in building the investment portfolio. Pursuant to FASB 115, securities must be classified as “held to maturity,” “available for sale,” or “trading securities.” Those securities held in the “available for sale” category must be carried on the Company’s books at fair market value. At March 31, 2004 and December 31, 2003, 100% of the investment securities owned by the Company were classified as “Available for Sale.”

At March 31, 2004, the Company’s investment portfolio at fair value consisted of $27.8 million in federal agency mortgage-backed securities, $4.3 million in obligations of states and local government securities, $487,000 of marketable equity securities, and $711,000 in U.S. treasury and government securities, for a total of $33.3 million. At December 31, 2003 the totals were $30.5 million, $4.3 million, $487,000 and $718,000 respectively for a total of $36.0 million. The $2.7 million or 8.3% decrease in the Company’s investment portfolio was due to principal paydowns on the federal agency mortgage-backed securities. These funds were used to fund the Company’s loan growth. There were no material maturities in the first three months of 2004.

The Company also has investments in interest-bearing time certificates of deposit at other financial institutions totaling $4.7 million at March 31, 2004 versus $4.8 million at December 31, 2003.

The following table is a comparison of amortized cost and fair value of investment securities at March 31, 2004 and December 31, 2003:

Investment Portfolio

	March 31, 2004				December 31, 2003
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in Thousands)
Available for Sale:
U.S. treasury and government agency securities	$703	$8	$—	$711	$705	$13	$—	$718
Federal agency mortgage-backed securities	27,568	255	(63)	27,760	30,302	285	(63)	30,524
Obligations of states and local government securities	4,077	244	—	4,321	4,084	213	—	4,297
Marketable equity securities	487	—	—	487	487	—	—	487

Total	$32,835	$507	$(63)	$33,279	$35,578	$511	$(63)	$36,026

DEPOSITS

Total deposits increased $21.1 million, or 9.9%, to $233.9 million at March 31, 2004 from $212.8 million at December 31, 2003. Noninterest-bearing demand deposits at March 31, 2004, were $74.5 million, an increase of $7.9 million, or 11.9% from $66.6 million at December 31, 2003. Interest bearing and money market accounts increased 8.7%, or $5.2 million to $65.3 million at March 31, 2004 from $60.1 million at December 31, 2003. Other time deposit accounts increased 30.3%, or $7.9 million to $34.0 million at March 31, 2004 from $26.1 million at December 31, 2003. The increase in other time deposit accounts is attributed to new broker deposit accounts to help fund our loan growth.

The Company’s cost of funds is the result of total interest expense on interest-bearing deposits and other interest-bearing liabilities as a percent of average interest-bearing deposits and other interest-bearing liabilities. From March 31, 2003 to March 31, 2004, total deposits increased $47.6 million or 25.5%. Noninterest-bearing deposits as a percentage of total deposits increased to 31.9% on March 31, 2004, from 29.6% on March 31, 2003. During this one-year period time deposits $100,000 or more declined from 19.7% on March 31, 2003 to 16.4% on March 31, 2004. Although there was a decline as a percentage of total deposits, time deposits $100,000 or more increased $1.6 million or 4.4% from a year ago.

The rate paid on the Bank’s interest-bearing deposits dropped from 1.46% on March 31, 2003 to 1.12%, or 34 basis points lower on March 31, 2004. For all interest bearing liabilities the average rate declined from 1.62% to 1.35% or 27 basis points lower for the same time period.

The average rates trend lines on the interest bearing liabilities has been downward during the past year, however, when the first quarter of 2004 is compared to December 31, 2003, the trend lines appear to be leveling near their current rates.

For the three months ended March 31, 2004, the average cost of funds was 1.35% compared to 1.43% as of December 31, 2003. The decrease in the cost of funds was the result of a decrease in rates paid on time certificates of deposit for $100,000 or more, the current lower cost as of March 31, 2004 on our subordinated notes payable to subsidiary trusts when compared to December 31, 2003, and the lower rates paid on FHLB borrowings.

The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated:

Average Deposits and Other Borrowings

	Three Months Ended March 31, 2004		Year Ended December 31, 2003
	Average Balance	Average Rate[1]	Average Balance	Average Rate
	(Dollars in Thousands)
Demand deposits, noninterest bearing	$69,013	0.00%	$60,543	0.00%

Interest-bearing deposits:
Interest-bearing demand deposits	19,370	0.19%	17,851	0.24%
Money market deposits	43,644	0.76%	36,666	0.97%
Savings deposits	21,817	0.59%	18,266	0.63%
Time deposits $100,000 or greater	38,699	1.88%	37,834	2.25%
Other time deposits	29,512	1.65%	27,804	1.43%

Total interest-bearing deposits	153,042	1.12%	138,421	1.27%

FHLB borrowings	11,625	1.07%	2,679	1.23%
Federal funds purchased	871	1.39%	404	1.73%
Subordinated notes payable to subsidiary trusts	12,051	4.54%	6,006	5.11%

Total deposits and other borrowings	$246,602	0.97%	$208,053	1.01%

Average rate excluding noninterest bearing demand deposits		1.35%		1.43%

The following tables sets forth the scheduled maturities of time certificates of deposit accounts outstanding in amounts of $100,000 or more at March 31, 2004 and December 31, 2003:

Maturities of Time Deposits of

$100,000 or More

(Dollars in Thousands)

	March 31, 2004	December 31, 2003
Three months or less	$15,200	$12,421
Over three months through six months	6,358	13,293
Over six months through twelve months	11,435	9,599
Over twelve months	5,395	3,877

Total	$38,387	$39,190

[12]	Rates for these periods on which calculations are based have been annualized

LIQUIDITY

The Company’s liquidity is primarily a reflection of 1st Centennial’s ability to meet loan demand and deposit withdrawals, and to service other liabilities as they come due. 1st Centennial has adopted policies to maintain a relatively liquid position so it can respond to changes in the financial environment and ensure that sufficient funds are available to meet those needs. Generally, 1st Centennial’s major sources of liquidity are customer deposits, maturities and sales of investment securities, the use of federal funds markets, borrowings from the Federal Home Loan Bank (FHLB) and net cash provided by operating activities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments, which are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors, are not. Liquid asset balances include cash, amounts due from other banks, federal funds sold, and securities available-for-sale. To augment liquidity, 1st Centennial Bank has Federal Funds borrowing arrangements with two correspondent banks totaling $8.0 million, and a secured line of credit with the FHLB.

The Company’s liquidity ratio, which is a measure of liquid assets to deposits and short-term liabilities, declined at the end of the first quarter of 2004 when compared to December 31, 2003. The liquidity ratio to ending assets and ending deposits as of December 31, 2003 was 14.69% and 17.41%, respectively, and dropped to 9.30% and 11.30% by the end of March 2004. To help support the Company’s $27.9 million increase in net loans, the Company pledged approximately $12.0 million in securities with the FHLB to further access our secured line of credit. As a result, unpledged securities at fair market value decreased to $7.9 million as of March 31, 2004 from $22.6 million at December 31, 2003. Management is of the opinion that the standby funding sources it has arranged are more than sufficient to meet 1st Centennial’s current and anticipated short-term liquidity needs.

The following table sets forth certain information with respect to 1st Centennial’s liquidity as of March 31, 2004 and December 31, 2003.

Liquidity

	March 31, 2004	December 31, 2003
	(Dollars in Thousands)
Cash and due from banks	$12,833	$9,948
Federal funds sold	970	—
Interest earning deposits	4,728	4,806
Unpledged securities, at fair market value[13]	7,892	22,603

Total liquid assets	$26,423	$37,357

Liquidity ratios:
Ending assets	9.30%	14.69%
Ending deposits[14]	11.30%	17.41%

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

[13]	The decrease in unpledged securities of $14.7 million was partially the result of increased collateral at the Federal Home Loan Bank to support a secured borrowing line of credit, and principal paydowns.

[14]	Less pledged public deposits of zero on March 31, 2004 and December 31, 2003

In connection with the foregoing strategy, 1st Centennial studies the net change in interest income and net interest margin given immediate and parallel interest rate shocks over a 12-month horizon. 1st Centennial’s goal is to manage the effect of these changes within Board-established parameters for up/down 100 and 200 basis points. Shown below are possible changes to net interest income and the net interest margin based upon the model’s program under 100 and 200 basis point increases or decreases as of March 31, 2004:

Change (in Basis Points)	Net Interest Income (next twelve months)	Change in Net Interest Income	% Change in Net Interest Income	Net Interest Margin
(Dollars in Thousands)
+ 200	$17,316	$2,090	13.73%	6.75%
+ 100	16,252	1,026	6.74%	6.34%
0	15,226	—	—	5.94%
– 100	14,246	(980)	(6.44%)	5.56%
– 200	13,033	(2,193)	(14.41%)	5.08%

These results indicate the effect of immediate rate changes, and do not consider the yield from reinvesting in short-term versus long-term instruments. The above table shows values in a sudden, significant upward or downward movement, which is highly unlikely due to the historically low interest rates at March 31, 2004. The net interest margin will improve if rates rise and decline if rates fall. However, the results indicated by the report, are considered acceptable by management and the Board of Directors.

CAPITAL RESOURCES

The Federal Reserve Board and the FDIC have both established guidelines to implement risk-based capital requirements. Falling below minimum established levels may limit a bank holding company or bank from certain activities. Failure to satisfy applicable guidelines may also subject a banking institution to a variety of enforcement actions by federal regulatory authorities.

The Company and the Bank are required to maintain the following minimum ratios: Total risk- based capital ratio of at least 8%, Tier 1 Risk-based capital ratio of at least 4%, and a leverage ratio of at least 4%. Total capital is classified into two components: Tier 1 (common shareholders equity, qualifying perpetual preferred stock to certain limits, trust preferred securities to certain limits, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles) and Tier 2 (supplementary capital including allowance for possible credit losses, certain preferred stock, eligible subordinated debt, and other qualifying instruments). Under the established guidelines, the Company has attained the highest level of capitalization, characterized as “Well Capitalized.” It is the intent of the Company to continue to maintain “Well Capitalized” risk-based capital ratios.

Total stockholders’ equity was $25.2 million at March 31, 2004, compared to $24.4 million at December 31, 2003. The increase of $803,000 or 3.3% as of the first quarter of 2004 was due to $582,000 in year-to-date net income and $223,000 in the exercise of stock options less $2,000 in the change in other comprehensive income.

The following table illustrates the capital and prompt corrective action guidelines applicable to the Company and 1st Centennial Bank, as well as their total risk-based capital ratios, Tier 1 capital ratios and leverage ratios as of March 31, 2004 and December 31, 2003:

Risk-based capital ratios

	At 3/31/04	At 12/31/03	Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions	Minimum Capital Requirement
1st Centennial Bancorp:

Total Risk-Based capital ratio	15.48%	13.63%	10.00%	8.00%
Tier 1 Risk-Based capital ratio	12.33%	12.48%	6.00%	4.00%
Tier 1 Leverage Ratio	10.81%	10.79%	5.00%	4.00%

1st Centennial Bank:

Total Risk-Based capital ratio	11.65%	12.67%	10.00%	8.00%
Tier 1 Risk-Based capital ratio	10.49%	11.53%	6.00%	4.00%
Tier 1 Leverage Ratio	9.19%	9.97%	5.00%	4.00%

Of the Company’s $29.0 million of Tier 1 capital at March 31, 2004, $8.3 million consisted of Trust Preferred Securities. Trust Preferred Securities, up to the amount of 25% of Tier 1 capital, are considered to be Tier 1 capital for regulatory purposes, but classified as long-term debt in accordance with generally accepted accounting principles. The remainder of the $13 million in Trust Preferred Securities is considered in Tier 2 capital.

ITEM 3.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

1st Centennial’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of 1st Centennial’s disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(c) promulgated under the Exchange Act as of the end of the period covered by this quarterly report (the “Evaluation Date”) have concluded that as of the Evaluation Date, 1st Centennial’s disclosure controls and procedures were adequate and effective to ensure that material information relating to 1st Centennial and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

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

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)	Recent Sales of Unregistered Securities

On January 15, 2004, the Company issued an aggregate of $7 million in principal amount of its Junior Subordinated Deferrable Interest Debentures due 2034 (the “Subordinated Debt Securities”). All of the Subordinated Debt Securities were issued to Centennial Capital Trust II, a Delaware statutory business trust and a wholly owned subsidiary of the Company (the “Trust”). The Subordinated Debt Securities were not registered under the Securities Act in reliance on the exemption set forth in Section 4(2) thereof. The Subordinated Debt Securities were issued to the Trust in consideration for the receipt of the net proceeds approximately $ 7.1 million raised by the Trust from the sale of $7,000,000 in principal amount of the Trust’s Trust Preferred Securities. Bear, Stearns & Co., Inc. (“Bear, Stearns”) acted as the initial purchaser in connection with the offering of the Trust Preferred Securities for aggregate placement fee of $ 87,500 payable by the Trust. The sale of the Trust Preferred Securities was part of a larger transaction arranged by Bear, Stearns pursuant to which the Trust Preferred Securities were deposited into a special purpose vehicle along with similar securities issued by a number of other banks and the special purpose vehicle subsequently issued its securities to the public (the “Pooled Trust Preferred Securities”). The Pooled Trust Preferred Securities were sold by Bear, Stearns only (i) to those entities Bear, Stearns reasonably believed were qualified institutional buyers (as defined in Rule 144A under the Securities Act), (ii) to “accredited investors” (as defined in Rule 501(a)(1), (2), (3) or (7) or Regulation D promulgated under the Securities Act) or (iii) in offshore transactions in compliance with Rule 903 of Regulation S under the Securities Act. The Trust Preferred Securities were not registered under the Securities Act in reliance on exemptions set forth in Rule 144A, Regulation D and Regulation S, as applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(A)	EXHIBITS

Exhibit Number	Description of Exhibits

3.1	Articles of Incorporation of Centennial First Financial Services. (Incorporated by reference from Exhibit to the Company’s Registration Statement on Form S-4 filed on October 20, 1999.)

3.2	Amendment to Articles of Incorporation of Centennial First Financial Services filed May 5, 2000 (Incorporated by reference to Exhibit to Company’s Form 10-QSB for the quarter ended June 30, 2002.)

3.3	Amendment to Articles of Incorporation of Centennial First Financial Services filed February 18, 2003 (Incorporated by reference to Exhibit to Company’s Form SB-2 filed on March 13, 2003.

3.4	Restated By-Laws of Centennial First Financial Services (Incorporated by reference from Exhibit to the Company’s Form 10-QSB for the quarter ended June 30, 2002.)

10.1	Brea Branch Lease, dated September 20, 2000 (Incorporated by reference from Exhibit to the Company’s Registration Statement on Form SB-2 filed on March 21, 2001.)

10.2	Form of Indemnification Agreement (Incorporated by reference from Exhibit to the Company’s Registration Statement on Form SB-2 filed on March 21, 2001.)

10.3	Employment Agreement of Richard Sanborn, dated December 1, 2000 (Incorporated by reference from Exhibit to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001.)

10.4	Salary Continuation agreement of Timothy P. Walbridge, dated August 1, 2001 (Incorporated by reference from Exhibit to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001.)

10.5	Salary Continuation agreement for Beth Sanders, dated October 1, 2001 (Incorporated by reference from Exhibit to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001.)

10.6	Employment Agreement of Timothy P. Walbridge, dated December 1, 2001 (Incorporated by reference from Exhibit 10.7 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001.)

10.7	Employment Agreement of Beth Sanders, dated December 1, 2001 (Incorporated by reference from Exhibit 10.8 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001.)

10.8	Amendment to Salary Continuation plan of Timothy P. Walbridge, dated December 1, 2001 (Incorporated by reference from Exhibit 10.9 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001.)

10.9	Redlands Centennial Bank Employee Stock Ownership Plan, dated February 1, 2000 (Incorporated by reference from Exhibit 10.11 to Form 10-QSB for the fiscal quarter ended March 31, 2000.)

10.10	Amended and restated Stock Incentive Plan

10.11	Palomar Community Bank (now Escondido branch) lease dated April 15, 1987 (Incorporated by reference from Exhibit 10.13 to Form 10-QSB for the fiscal quarter ended March 31, 2002.)

10.12	Indenture for Trust Preferred Securities dated July 11, 2002 (Incorporated by reference from Exhibit 10.14 to Form 10-QSB for the fiscal quarter ended September 30, 2002.)

10.13	Amended and Restated Declaration of Trust for trust preferred securities dated July 11, 2002 (Incorporated by reference from Exhibit 10.15 to Form 10-QSB for the fiscal quarter ended September 30, 2002.)

10.14	Guarantee Agreement for Trust Preferred Securities dated July 11, 2002 (Incorporated by reference from Exhibit 10.16 to Form 10-QSB for the fiscal quarter ended September 30, 2002.)

10.15	Salary Continuation Agreement of Suzanne Dondanville, dated December 17, 2002 (Incorporated by reference from Exhibit 10.17 to Form SB-2 dated March 13, 2003.)

10.16	Salary Continuation Agreement of Clifford Schoonover, dated December 17, 2002 (Incorporated by reference from Exhibit 10.18 to Form SB-2 dated March 13, 2003.)

10.17	Amendment to construction department lease dated August 28, 2002 (Incorporated by reference from Exhibit 10.20 to Form SB-2 dated March 13, 2003.)

10.18	Commercial Lending Group Lease, dated December 23, 2002 (Incorporated by reference from Exhibit 10.21 to Form SB-2 dated March 13, 2003.)

10.19	Palm Desert Branch lease, dated November 13, 2002. (Incorporated by reference from Exhibit 10.22 to Form 10-KSB for the year ended December 31, 2002.)

10.20	Amendment to Escondido Branch lease, dated June 6, 2001. (Incorporated by reference from Exhibit 10.23 to Form 10-KSB for the year ended December 31, 2002.)

10.21	Amendment to Salary Continuation Agreement of Suzanne Dondanville, dated December 17, 2002. (Incorporated by reference from Exhibit 10.24 to Form 10-KSB for the year ended December 31, 2003.)

10.22	Amendment to Salary Continuation Agreement of Anne Elizabeth Sanders, dated December 01, 2001. (Incorporated by reference from Exhibit 10.25 to Form 10-KSB for the year ended December 31, 2003.)

10.23	Amendment to Salary Continuation Agreement of Clifford Schoonover, dated December 17, 2002. (Incorporated by reference from Exhibit 10.26 to Form 10-KSB for the year ended December 31, 2003.)

10.24	Amendment to Salary Continuation Agreement of Timothy P. Walbridge, dated August 1, 2001.

10.25	Indenture for Trust Preferred Securities dated January 15, 2004.

10.26	Amended and Restated Declaration of Trust for trust preferred securities dated January 15, 2004

10.27	Guarantee Agreement for Trust Preferred Securities dated January 15, 2004

21.1	Subsidiaries of 1st Centennial Bancorp.

31.1	Certification of Chief Executive Officer (Section 302 Certification)

31.2	Certification of Chief Financial Officer (Section 302 Certification)

32	Certification of Periodic Financial Report (Section 906 Certification)

(B)	REPORTS ON FORM 8-K

On January 28, 2004, the Company filed a Current Report on Form 8-K including a press release announcing earnings for the quarter and calendar year ended December 31, 2003.

On February 20, 2004, the Company filed a Current Report on Form 8-K including a press release announcing 25% Stock Dividend.

On February 23, 2004, the Company filed a Current Report on Form 8-K including a press release announcing plans to open an Irwindale office.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1ST CENTENNIAL BANCORP (Registrant)

Date May 12, 2004	/s/ Beth Sanders

Beth Sanders
Chief Financial Officer
(Principal Accounting Officer, and officer authorized to sign on behalf of the registrant)