Form 10QSB
period 2004-06-30
1ST CENTENNIAL BANCORP
filed 2004-08-12
CIK 1097081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly report under section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

Yes  ☒    No  ☐

The number of shares of Common Stock of the registrant outstanding as of August 12, 2004 was 1,898,500.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

June 30, 2004 and December 31, 2003

Dollar amounts in thousands	2004	2003
	(unaudited)
ASSETS
Cash and due from banks	$13,415	$9,948
Federal funds sold	11,800	—

Total cash and cash equivalents	25,215	9,948
Interest-bearing deposits in financial institutions	4,748	4,806
Investment securities, available for sale	27,982	36,026
Federal Home Loan Bank stock	876	380
Loans, net	258,877	188,222
Accrued interest receivable	789	710
Premises and equipment, net	2,499	2,468
Goodwill	4,180	4,180
Cash surrender value of life insurance	6,356	6,206
Other assets	1,771	1,437

Total assets	$333,293	$254,383

LIABILITIES
Deposits:
Noninterest-bearing	$83,698	$66,636
Interest-bearing demand and money market accounts	96,869	60,129
Savings	30,377	20,745
Time deposits $100,000 or greater	38,558	39,190
Other time deposits	33,854	26,073

Total deposits	283,356	212,773
Accrued interest payable	118	224
Federal funds purchased	—	1,850
Borrowings from Federal Home Loan Bank	9,500	7,600
Subordinated notes payable to subsidiary trusts	13,151	—
Redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures	—	6,000
Other liabilities	1,604	1,536

Total liabilities	307,729	229,983

STOCKHOLDERS’ EQUITY
Common stock, no par value; authorized 10,000,000 shares, issued and outstanding 1,897,187 and 1,877,851 shares at June 30, 2004 and December 31, 2003, respectively	20,711	20,456
Retained earnings	4,838	3,692
Accumulated other comprehensive income	15	252

Total stockholders’ equity	25,564	24,400

Total liabilities and stockholders’ equity	$333,293	$254,383

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

Three and Six Months Ended June 30, 2004 and 2003 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Dollar amounts in thousands, except per share amounts	2004	2003	2004	2003
Interest income:
Interest and fees on loans	$5,093	$3,719	$9,668	$7,237
Deposits in financial institutions	51	57	103	114
Federal funds sold	23	32	27	36
Investments	260	293	605	576

Total interest income	5,427	4,101	10,403	7,963

Interest expense:
Interest bearing demand and savings deposits	236	134	360	270
Time deposits $100,000 or greater	181	221	362	454
Other time deposits	163	91	284	194
Interest on borrowed funds	182	94	352	184

Total interest expense	762	540	1,358	1,102

Net interest income	4,665	3,561	9,045	6,861
Provision for loan losses	440	120	868	210

Net interest income after provision for loan losses	4,225	3,441	8,177	6,651

Noninterest income:
Customer service fees	287	316	567	631
Gains and commissions from sale of loans	32	50	244	66
Other income	299	432	647	717

Total noninterest income	618	798	1,458	1,414

Noninterest expense:
Salaries and employee benefits	2,363	1,959	4,772	3,794
Net occupancy expense	358	403	715	776
Other operating expense	1,235	1,171	2,370	2,061

Total noninterest expense	3,956	3,533	7,857	6,631

Income before provision for income taxes	887	706	1,778	1,434
Provision for income taxes	317	234	626	493

Net income	$570	$472	$1,152	$941

Basic earnings per share	$0.30	$0.27	$0.61	$0.56

Diluted earnings per share	$0.28	$0.26	$0.56	$0.53

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2004 and 2003 (unaudited)

Dollar amounts in thousands	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, DECEMBER 31, 2002	$13,913	$2,957	$323	$17,193
Comprehensive income:
Net income	—	941	—	941
Change in net unrealized gain (loss) on investment securities available for sale, after tax effects	—	—	(28)	(28)

Total comprehensive income				913

Stock dividend	1,347	(1,347)	—	—
Cash paid in lieu of fractional shares	—	(6)	—	(6)
Issuance of common stock, net	4,871	—	—	4,871
Issuance of restricted stock for legal settlement	295	—	—	295
Exercise of stock options, including tax benefit	5	—	—	5

BALANCE, JUNE 30, 2003	$20,431	$2,545	$295	$23,271

BALANCE, DECEMBER 31, 2003	$20,456	$3,692	$252	$24,400
Comprehensive income:
Net income	—	1,152	—	1,152
Change in net unrealized gain (loss) on investment securities available for sale, after tax effects	—	—	(237)	(237)

Total comprehensive income				915

Cash paid in lieu of fractional shares	—	(6)	—	(6)
Exercise of stock options, including tax benefit	255	—	—	255

BALANCE, JUNE 30, 2004	$20,711	$4,838	$15	$25,564

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2004 and 2003 (unaudited)

Dollar amounts in thousands	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,152	$941
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	268	335
Provision for loan losses	868	210
Loss on sale of investments	—	4
Gain from sale of loans	(245)	(327)
Amortization of deferred loan fees	(676)	(383)
Amortization of excess purchase value of deposits	7	(88)
Amortization of excess purchase value of loans	8	—
Deferred income tax provision (benefit)	158	(19)
Amortization of premiums on investment securities available for sale (net)	271	262
Increase in cash surrender value of life insurance	(150)	(154)
Decrease (increase) in assets:
Accrued interest receivable	(79)	(120)
Other assets	(493)	240
Increase (decrease) in liabilities:
Accrued interest payable	(35)	34
Other liabilities	(3)	(266)

Net cash provided by operating activities	1,051	669

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in interest-bearing deposits in financial institutions	58	80
Activity in available for sale securities:
Net maturities and principal paydowns	7,536	3,860
Purchases of Federal Home Loan Bank stock	(496)	(31)
Net increase in loans	(70,610)	(21,705)
Additions to bank premises and equipment	(299)	(417)

Net cash used in investing activities	(63,811)	(18,213)

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Six Months Ended June 30, 2004 and 2003 (unaudited)

Dollar amounts in thousands	2004	2003
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in noninterest bearing deposits	$17,062	$9,325
Net increase in interest bearing and money market deposits	36,740	3,675
Net increase in savings deposits	9,632	62
Net increase (decrease) in time deposits $100,000 or greater	(632)	3,831
Net increase in other time deposits	7,781	1,153
Payments of federal funds purchased	(1,850)	—
Proceeds from Federal Home Loan Bank borrowing	1,900	2,500
Issuance of Trust Preferred Securities	7,145	—
Issuance of common stock, net	—	4,871
Issuance of restricted stock for legal settlement	—	130
Cash paid in lieu of fractional shares	(6)	(6)
Proceeds from exercise of stock options	255	2

Net cash provided by financing activities	78,027	25,543

Net increase in cash and cash equivalents	15,267	7,999
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,948	14,020

CASH AND CASH EQUIVALENTS, END OF PERIOD	$25,215	$22,019

SUPPLEMENTARY INFORMATION
Interest paid	$1,386	$1,068

Income taxes paid	$886	$629

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial information included herein has been prepared in conformity with the accounting principles and practices disclosed in 1st Centennial Bancorp’s (the “Company”) consolidated financial statements, Note 1, included in the Annual Report on Form 10-KSB for the year ended December 31, 2003. The accompanying interim consolidated financial statements contained herein are unaudited. However, in the opinion of the Company, all adjustments, consisting of normal recurring items necessary for a fair presentation of the operating results for the periods shown, have been made. The results of operations for the six months ended June 30, 2004 may not be indicative of operating results for the year ending December 31, 2004. Certain prior year and prior quarter amounts have been reclassified to conform to current classifications. Cash and cash equivalents consist of cash, due from banks, and federal funds sold.

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

Note 3. EARNINGS PER SHARE

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding, if potential dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method. The 2003 earnings per share calculations have been adjusted for the 25% stock dividend declared to shareholders of record on April 1, 2004, and distributed May 1, 2004.

The weighted-average number of shares used in computing basic and diluted earnings per share is as follows:

Earnings per share calculation

For the Three Months Ended June 30,

(In thousands, except per share amounts)

	2004			2003
	Net Income	Weighted Average Shares	Per share Amount	Net Income	Weighted Average Shares	Per share Amount
Basic earnings per share	$570	1,895	$0.30	$472	1,751	$0.27
Effect of dilutive shares: assumed exercise of outstanding options	—	155	(0.02)	—	75	(0.01)
Diluted earnings per share	$570	2,050	$0.28	$472	1,826	$0.26

Earnings per share calculation

For the Six Months Ended June 30,

(In thousands, except per share amounts)

	2004			2003
	Net Income	Weighted Average Shares	Per share Amount	Net Income	Weighted Average Shares	Per share Amount
Basic earnings per share	$1,152	1,890	$0.61	$941	1,694	$0.56
Effect of dilutive shares: assumed exercise of outstanding options	—	155	(0.05)	—	75	(0.03)
Diluted earnings per share	$1,152	2,045	$0.56	$941	1,769	$0.53

Note 4. STOCK COMPENSATION PLANS

Stock options issued under the Company’s stock incentive plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. Under the Company’s stock incentive plan, compensation cost is recognized to the extent that the quoted market price of the stock on the date of grant exceeds the amount that the employee is required to pay.

The Company applies APB 25 and related interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company’s stock incentive plan been determined based on the fair value at the grant date for awards under the Plan consistent with the method prescribed by SFAS No. 123 as amended by

SFAS 148, the Company’s net income and earnings per share would have been reduced by the compensation cost net of taxes to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003[1]	2004	2003[1]
Net income:
As reported	$570	$472	$1,152	$941
Pro forma	518	351	829	720
Compensation cost, net of taxes	$52	$121	$323	$221
Basic earnings per share:
As reported	$0.30	$0.27	$0.61	$0.56
Pro forma	0.27	0.20	0.44	0.43
Diluted earnings per share:
As reported	$0.28	$0.26	$0.56	$0.53
Pro forma	0.25	0.19	0.41	0.41

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for options granted during the first six months of 2004 and 2003; no dividend yield; expected volatility of 21.92% and 20.28% respectively; risk-free interest rate of 4.73% and 3.33% respectively, and expected life of ten years for both.

Note 5. OFF-BALANCE SHEET COMMITMENTS

In the normal course of business, there are various commitments outstanding, such as commitments to extend credit, which are not reflected in the financial statements. At June 30, 2004 and December 31, 2003, such commitments included approximately $2,591,000 and $2,916,000, respectively, of standby letters of credit, approximately $131,692,000 and $106,849,000, respectively, of undisbursed lines of credit and undisbursed loans in process, and $1,857,000 and $1,674,000 respectively of available credit card lines. The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

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

[1]	The 2003 earnings per share calculations have been adjusted for the 25% stock dividend declared to shareholders of record on April 1, 2004, and distributed May 1, 2004.

Floating Rate Junior Subordinated Deferrable Interest Debentures due 2034 issued by the Company (the Subordinated Debt Securities).

Note 7. RECLASSIFICATION

Certain amounts have been reclassified in the 2003 financial statements to conform to the 2004 financial statement presentation.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1st Centennial Bancorp (the “Company”) is the holding company for 1st Centennial Bank (the “Bank”) in Redlands, California. This discussion focuses primarily on the results of operations of the Company on a consolidated basis for the six months ended June 30, 2004 and 2003, and the financial condition of the Company as of June 30, 2004 and December 31, 2003.

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

Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivities to interest rate movements and borrowers’ sensitivities to quantifiable external factors including commodity and finished good prices as well as acts of nature (earthquakes, floods, fires, etc.) that occur in a particular period.

Qualitative factors include the general economic environment in our markets, including economic conditions in Southern California, and in particular, the state of certain industries, the size and complexity of individual credits in relation to lending officers’ backgrounds and experience levels, loan structure, extent and nature of waivers of existing loan policies, and the pace of portfolio growth are other qualitative factors that are considered in our methodologies.

As 1st Centennial adds new products, increases the complexity of its loan portfolio, and expands its geographic coverage, it will enhance its methodologies to keep pace with the size and complexity of the loan portfolio. Management might report a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with 1st Centennial’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management’s Discussion and Analysis section entitled “Financial Condition - Allowance for Loan Losses.” Although Management believes the level of the allowance as of June 30, 2004 was adequate to absorb losses inherent in the loan portfolio, a decline in the local economy may result in increasing losses that cannot reasonably be predicted at this time.

In addition, management has identified goodwill and goodwill impairment testing as a critical accounting policy. Goodwill resulted from the Company’s purchase of Palomar Community Bank during 2001. Goodwill is deemed to have an indefinite life and is tested no less than annually for potential impairment. We performed the annual impairment test of goodwill as of June 30, 2004 and noted no impairment of its recorded value.

RESULTS OF OPERATIONS

The Company reported net income of $570,000 or $0.30 per basic share and $0.28 per diluted share for the second quarter of 2004 and $1,152,000 or $0.61 per basic share and $0.56 per diluted share for the first six months of 2004. This compares to net income of $472,000, or $0.27 per basic share and $0.26 per diluted share and $941,000 or $0.56 per basic share and $0.53 per diluted share for the same periods in 2003.

Return on average assets and return on average equity for the second quarter of 2004 was 0.74% and 9.08% respectively, as compared to 0.83% and 9.42% respectively, for the same period in 2003. Return on average assets and return on average equity for the six months ended June 30, 2004 was 0.80% and 9.29% respectively, as compared to 0.86% and 10.14% respectively, for the same period in 2003. Average interest-earning assets for the first six months of 2004 grew $69.5 million or 35.6%, and net income was $211,000 or 22.4% higher compared to this same period in 2003. The decrease in return on average assets is attributed to lower yielding assets coupled with, the Company’s strong growth in assets. Average assets increased to $291.1 million at June 30, 2004 from $219.8 million for the same period in 2003. The decrease in return on average equity is due in part, to more average equity in 2004 than in 2003 as a result of the sale and issuance of 225,000 shares in a public stock offering completed in May of 2003.

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

Second quarter analysis. The Company’s net interest margin for the second quarter of 2004 was 6.65%, as compared to 7.07% for the same period in 2003. The decrease was primarily due to low market interest rates coupled with an increase in the volume of interest earning assets from 2003 to 2004. Although average interest earning assets increased $79.9 million, the reduced market rates on our new assets as compared to the higher yielding assets maturing during the period reduced our net interest margin.

For the second quarter ended June 30, 2004 total interest earning assets averaged $282.0 million, which represented an increase of $79.9 million or 39.5%, as compared to $202.1 million for the same period in 2003. Loans averaged $237.0 million, which represented and increase of $79.5 million or 50.5%, as compared to $157.5 million for the same period in 2003. Total interest bearing deposits and other interest-bearing liabilities averaged $206.8 million, which represented an increase of $61.4 million or 42.2%, as compared to $145.4 million for the same period in 2003.

The Company reported total interest income of $5.4 million for the second quarter ended June 30, 2004, which represented an increase of $1.3 million or 32.3%, over total interest income of $4.1 million for the second quarter ended June 30, 2003. The increase in total interest income for the second quarter ended June 30, 2004 compared to 2003 was primarily due to an increase of approximately $1.4 million in interest and fees on loans.

The Company reported total interest expense of $762,000 for the second quarter ended June 30, 2004, which represented an increase of $222,000 or 41.1% over total interest expense of $540,000 for the second quarter ended June 30, 2003. The increase was primarily the result of an increase in interest-bearing deposits, principally, more interest expense on money market deposit accounts due to a promotional money market account offered to businesses and consumers in the second quarter of 2004 coupled with more interest expense on subordinated notes payable to subsidiary trusts due to the issuance of Centennial Capital Trust II (See NOTE 6 of the Consolidated Financial Statements).

For the second quarter ended June 30, 2004, net interest income before the provision for loan losses was $4.7 million. This represented an increase of $1.1 million, or 31.0%, over net interest income of $3.6 million for the second quarter ended June 30, 2003. The increase in net interest income for the second quarter of 2004 compared to 2003 was primarily the result of a $79.5 million increase in average total loans generating more interest income.

Six-month analysis. The Company’s year-to-date net interest margin was 6.87% for the first six months of 2004, compared to 7.09% for the same period in 2003. The decrease was primarily due to continuing low market interest rates, an increase in the volume of interest earning assets, and a decline in rates paid on interest-bearing liabilities from 2003 to 2004. Although average interest earning assets increased $69.5 million, the reduced market rates on our new assets as compared to the higher yielding assets maturing during the period reduced our net interest margin.

For the first six months of 2004 total interest earning assets averaged $264.6 million, which represented an increase of $69.5 million or 35.6%, as compared to $195.1 million for the same period in 2003. Loans averaged $221.5 million, which represented and increase of $67.6 million or 43.9%, as compared to $153.9 million for the same period in 2003. Total interest bearing deposits and other interest-bearing liabilities averaged $192.2 million, which represented an increase of $49.2 million or 34.4%, as compared to $143.0 million for the same period in 2003. Money market deposits averaged $54.0 million, which represented and increase of $19.9 million or 58.5%, as compared to $34.1 million for the same period in 2003. FHLB borrowings averaged $11.8 million, which represented an increase of $8.2 million or 226.4%, as compared to $3.6 million for the same period in 2003 and subordinated notes payable to subsidiary trusts averaged $12.6 million, which represented an increase of $6.6 million or 110%, as compared to $6.0 million for the same period in 2003. The increase in FHLB borrowings was to support our loan growth.

The Company reported total interest income of $10.4 million for the six months ended June 30, 2004, which represented an increase of $2.4 million or 30.6%, over total interest income of $8.0 million for the six months ended June 30, 2003. The increase in total interest income for the first six months of 2004 compared to 2003 was primarily due to an increase of approximately $2.4 million in interest and fees on loans. The increase in interest and fees on loans was due to the $67.6 million increase in the average balance of total loans outstanding for the first six months of 2004 compared to 2003. The continued low interest rates during the first six months of 2004 kept some of our variable rate loans at their interest rate floors, which are on average above prevailing market rates, and helped maintain average loan yields near 9%. In addition, the Company’s reference rate averaged 4.00% during the first six months of 2004, compared to 4.25% for the first six months of 2003, or 25 basis points lower.

The Company reported total interest expense of $1,358,000 for the six months ended June 30, 2004, which represented an increase of $256,000 or 23.2% over total interest expense of $1,102,000 for the six months ended June 30, 2003. The increase was primarily the result of more interest expense on subordinated notes payable to subsidiary trusts due to the issuance of Centennial Capital Trust II (See NOTE 6 of the Consolidated Financial Statements), and $19.9 million increase in average money market deposits during the first quarter of 2004. The increase in average money market deposit accounts is attributed to a promotional money market account offered to businesses and consumers in the second quarter of 2004.

For the six months ended June 30, 2004, net interest income before the provision for loan losses was $9.1 million. This represented an increase of $2.2 million, or 31.8%, over net interest income of $6.9 million for the six months ended June 30, 2004. The increase in net interest income for the first six months of 2004 compared to 2003 was primarily the result of a $67.6 million increase in average total loans, which generated more interest income coupled with a decline in rates on interest-bearing liabilities.

The following tables show the average interest-earning assets and interest-bearing liabilities; the amount of interest income or interest expense; and the average yield or rate for each category of interest-earning assets and interest bearing liabilities and the net interest margin (net interest income divided by average earning assets) for the periods indicated.

Distribution, Yield and Rate Analysis of Net Interest Income

	For the Three Months Ended June 30,
	2004			2003
	Average Balance	Interest Income/ Expense	Average[2] Rate/Yield	Average Balance	Interest Income/ Expense	Average[2] Rate/Yield
	(Dollars in Thousands)
Interest-earning Assets:
Federal funds sold	$9,311	$23	0.99%	$10,616	$32	1.21%
Interest-bearing deposits in financial institutions	4,735	51	4.33%	5,055	57	4.52%
Investment securities:[3]
Taxable	27,005	222	3.31%	25,004	248	3.98%
Non-taxable	3,981	38	3.84%	3,989	45	4.52%

Total investments	45,032	334	2.98%	44,664	382	3.43%
Loans[4]	236,978	5,093	8.64%	157,500	3,719	9.47%

Total interest-earning assets	$282,010	$5,427	7.74%	$202,164	$4,101	8.14%

Interest-bearing Liabilities:
Interest-bearing deposits
Interest-bearing demand deposits	$19,984	$9	0.18%	$17,572	$12	0.27%
Money market deposits	64,429	189	1.18%	34,405	94	1.10%
Savings deposits	23,863	38	0.64%	16,921	28	0.66%
Time deposits $100,000 or greater	38,598	181	1.89%	36,792	221	2.41%
Other time deposits	34,358	163	1.91%	28,424	91	1.28%

Total interest-bearing deposits	181,232	580	1.29%	134,114	446	1.33%

FHLB borrowings	11,978	33	1.11%	5,290	17	1.29%
Federal funds purchased	397	1	1.01%	—	—
Subordinated notes payable to subsidiary Trusts	13,151	148	4.53%	—	—
Redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures	—	—		6,000	77	5.15%

Total borrowings	25,526	182	2.87%	11,290	94	3.34%
Total interest-bearing liabilities	$206,758	$762	1.48%	$145,404	$540	1.49%

Net interest income		$4,665			$3,561

Net interest margin[5]			6.65%			7.07%

Distribution, Yield and Rate Analysis of Net Interest Income

	For the Six Months Ended June 30,
	2004			2003
	Average Balance	Interest Income/ Expense	Average[2] Rate/Yield	Average Balance	Interest Income/ Expense	Average[2] Rate/Yield
	(Dollars in Thousands)
Interest-earning Assets:
Federal funds sold	$5,524	$27	0.98%	$6,021	$36	1.21%
Interest-bearing deposits in financial institutions	4,755	103	4.36%	5,077	114	4.53%
Investment securities:[3]
Taxable	28,866	520	3.62%	26,221	487	3.75%
Non-taxable	4,027	85	4.24%	3,986	89	4.50%

Total investments	43,172	735	3.42%	41,305	726	3.54%
Loans[4]	221,461	9,668	8.78%	153,865	7,237	9.48%

Total interest-earning assets	$264,633	$10,403	7.91%	$195,170	$7,963	8.23%

Interest-bearing Liabilities:
Interest-bearing deposits
Interest-bearing demand deposits	$19,677	$18	0.18%	$17,154	$27	0.32%
Money market deposits	54,037	272	1.01%	34,091	188	1.11%
Savings deposits	22,840	70	0.62%	16,813	55	0.66%
Time deposits $100,000 or greater	38,648	362	1.88%	36,802	454	2.49%
Other time deposits	31,935	284	1.79%	27,854	194	1.40%

Total interest-bearing deposits	167,137	1,006	1.21%	132,714	918	1.39%

FHLB borrowings	11,802	64	1.09%	3,616	23	1.28%
Federal funds purchased	634	4	1.27%	663	6	1.82%
Subordinated notes payable to subsidiary Trusts	12,601	284	4.53%	—	—
Redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures	—	—		6,000	155	5.21%

Total borrowings	25,037	352	2.83%	10,279	184	3.61%
Total interest-bearing liabilities	$192,174	$1,358	1.42%	$142,993	$1,102	1.55%

Net interest income		$9,045			$6,861

Net interest margin[5]			6.87%			7.09%

[2]	Average rates/yields for these periods have been annualized using actual days for 2004 and 2003.

[3]	Yields on income have not been computed on a tax equivalent basis, because tax exempt investments are minimal.

[4]	Loans are gross, which excludes the allowance for loan losses, and net of deferred fees. Nonaccrual loans are included in the table for computation purposes, but the foregone interest of such loans is excluded. Loan fees during the first six months of 2004 were $1,712,000 compared to $1,210,000 in the first six months of 2003.

[5]	Net interest income as a percentage of average interest-earning assets.

The following tables show a rate and volume analysis for changes in interest income, interest expense, and net interest income for the periods indicated.

Rate/Volume Analysis of Net Interest Income

	The Three Months Ended June 30, 2004 vs. 2003
	Increases (Decreases) Due to Change In
	Volume	Rate[6]	Rate6/ Volume	Total
	(Dollars in Thousands)
Increase (Decrease) in Interest Income:
Federal funds sold	$(16)	$(23)	$30	$(9)
Interest-bearing deposits in financial institutions	(14)	(10)	18	(6)
Investment securities[7]	79	(195)	83	(33)
Loans[8]	7,528	(1,303)	(4,851)	1,374

Total	$7,576	$(1,530)	$(4,720)	$1,326

Increase (Decrease) in Interest Expense:
Interest-bearing demand deposits	$7	$(16)	$7	$(2)
Money market deposits	328	29	(263)	94
Savings deposits	46	(4)	(32)	10
Time deposits $100,000 or greater	44	(193)	109	(40)
Other time deposits	77	177	(182)	72
FHLB borrowings	86	(10)	(61)	15
Federal funds purchased	—	—	1	1
Subordinated notes payable to subsidiary trusts	368	(37)	(259)	72

Total	$956	$(54)	$(680)	$222

Total change in net interest income	$6,620	$(1,476)	$(4,040)	$1,104

Rate/Volume Analysis of Net Interest Income

	The Six Months Ended June 30, 2004 vs. 2003
	Increases (Decreases) Due to Change In
	Volume	Rate[6]	Rate6/ Volume	Total
	(Dollars in Thousands)
Increase (Decrease) in Interest Income:
Federal funds sold	$(6)	$(13)	$10	$(9)
Interest-bearing deposits in financial institutions	(14)	(9)	12	(11)
Investment securities[7]	101	(42)	(30)	29
Loans[8]	6,411	(1,086)	(2,894)	2,431

Total	$6,491	$(1,149)	$(2,902)	$2,440

Increase (Decrease) in Interest Expense:
Interest-bearing demand deposits	$8	$(23)	$6	$(9)
Money market deposits	221	(34)	(104)	83
Savings deposits	40	(7)	(17)	16
Time deposits $100,000 or greater	46	(222)	84	(92)
Other time deposits	57	107	(74)	90
FHLB borrowings	105	(7)	(57)	41
Federal funds purchased	(1)	(4)	2	(3)
Subordinated notes payable to subsidiary trusts	344	(40)	(174)	130

Total	$820	$(230)	$(334)	$256

Total change in net interest income	$5,671	$(919)	$(2,568)	$2,184

[6]	Rates for these periods on which calculations are based have been annualized using actual days.

[7]	Yields on income have not been computed on a tax equivalent basis, because tax-exempt investments are minimal.

[8]	Loans are gross, which excludes the allowance for loan losses, and net of deferred fees. Nonaccrual loans are included in the table for computation purposes, but the foregone interest of such loans is excluded. Loan fees during the first six months of 2004 were $1,712,000 compared to $1,210,000 in the first six months of 2003.

PROVISION FOR LOAN LOSSES

Due to inherent risks associated with the business of making loans, the Company regularly sets aside a provision for loan and lease losses through charges to earnings that are added to the Allowance for Loan and Lease Losses (ALLL). These charges are reflected in the income statements as the provision for loan losses. Losses are charged-off against the ALLL when they are identified and quantified. The amount allocated to the allowance is determined by Management and is based upon a number of factors in order to maintain adequate protection for unanticipated or future losses, and preserve the integrity of the Allowance for Loan and Lease Losses (ALLL).

For the six months ended June 30, 2004, the provision for loan losses was $868,000, compared to $210,000 for the same period in 2003. The increase in the provision was necessary in order to support very strong loan growth, in spite of an improvement in the ratio of non-performing assets experienced in 2004.

NONINTEREST INCOME

Noninterest income for 1st Centennial includes customer service fees, gains and commissions from sale of loans, increase in the cash surrender value of life insurance policies, broker fee income and other miscellaneous income.

Second quarter analysis. Total noninterest income decreased $180,000 or 22.6% to $618,000 for the second quarter ended June 30, 2004, compared to $798,000 for the same period in 2003. The decrease was attributed to $29,000 less income in customer service fees and a decrease in broker fee income of $81,000. The decrease in customer service fees is attributed to a one-time cycle variance resulting in less account analysis fees collected. The decrease in broker fee income is attributed to less volume in brokered loan sales. For the second quarter ended June 30, 2004 compared to the same period in 2003, noninterest income as an annualized percentage of average earning assets decreased to 0.88% from 1.58%.

Six-month analysis. Total noninterest income increased $44,000 or 3.11% to $1,458,000 for the six months ended June 30, 2004, compared to $1,414,000 for the same period in 2003. The increase was attributed to $178,000 more income in gains and commissions from the sale of loans offset by a decrease in broker fee income of $90,000. The increase in gains and commissions from sale of loans was the result of more loans originated and sold through our conduit for loan sales. The decrease in broker fee income is attributed to less volume in broker loan sales. For the six months ended June 30, 2004 compared to 2003, noninterest income as an annualized percentage of average earning assets decreased to 1.11% from 1.46%. This change was attributed to an increase in average assets of $70.0 million.

The following tables sets forth components of 1st Centennial’s noninterest income for the periods indicated and expresses the amounts as percentage of total noninterest income:

Noninterest Income

	For the Three Months Ended June 30,
	2004		2003
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Customer service fees	$287	46.44%	$316	39.60%
Gains and commissions from sale of loans	32	5.18%	50	6.27%
Increase in cash surrender value of life insurance	68	11.00%	96	12.03%
Broker fee income	42	6.80%	123	15.41%
Other miscellaneous income	189	30.58%	213	26.69%

Total noninterest income	$618	100.00%	$798	100.00%

As a percentage of average earning assets (annualized)		0.88%		1.58%

Noninterest Income

	For the Six Months Ended June 30,
	2004		2003
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Customer service fees	$567	38.89%	$631	44.62%
Gains and commissions from sale of loans	244	16.74%	66	4.67%
Increase in cash surrender value of life insurance	160	10.97%	154	10.89%
Broker fee income	103	7.06%	193	13.65%
Other miscellaneous income	384	26.34%	370	26.17%

Total noninterest income	$1,458	100.00%	$1,414	100.00%

As a percentage of average earning assets (annualized)		1.11%		1.46%

NONINTEREST EXPENSE

Noninterest expense for the Company includes salaries and employee benefits, net occupancy and equipment, professional services, and other operating expenses.

Second quarter analysis. Noninterest expense totaled $3,956,000 for the second quarter ended June 30, 2004. This represented an increase of $423,000 when compared to $3,533,000 for the same period in 2003. The increase in noninterest expense was primarily due to the increase of $404,000 in salaries, wages and employee benefits, as a result of additional staffing and salary increases. For the second quarter ended June 30, 2004 compared to 2003, noninterest expense as an annualized percentage of average earning assets decreased to 5.64% from 7.01%. This change was attributed to an increase in average assets of $79.9 million. The Company continues to make an effort on reducing this ratio as the Company grows.

Six-month analysis. Noninterest expense totaled $7,857,000 for the six months ended June 30, 2004. This represented an increase of $1,226,000 when compared to $6,631,000 for the same period in 2003. The increase in noninterest expense was due to the increases of $978,000, $157,000 and $166,000 in salaries, wages and employee benefits, marketing expense and professional expense, respectively. Additional staffing and salary increases contributed to the increase in salaries, wages and employee benefits of $978,000. The increase in marketing expense of $157,000 was due to the expense related to business development efforts for growing loans and deposits. Professional expense increased $166,000. As a result of our sustained growth and cost associated with compliance with Sarbanes Oxley, accrued expenses related to Audits, Exams, CPA fees and other professional expenses increased. For the six months ended June 30, 2004 compared to 2003, noninterest expense as an annualized percentage of average earning assets decreased to 5.97% from 6.85%. This change was attributed to an increase in average assets of $70.0 million. The Company continues to make an effort on reducing this ratio as the Company grows.

The following tables set forth components of 1st Centennial’s noninterest expense for the periods indicated and expresses the amounts as a percentage of total noninterest expense:

Noninterest Expense

	For the Three Months Ended June 30,
	2004		2003
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Salaries, wages and employee benefits	$2,363	59.73%	$1,959	55.45%
Net occupancy expense	358	9.05%	403	11.41%
Marketing	193	4.88%	130	3.68%
Data processing fees	226	5.71%	194	5.49%
Professional fees	189	4.78%	147	4.16%
Postage, telephone, supplies	134	3.39%	181	5.12%
Directors’ fees	48	1.21%	43	1.22%
Other operating expense	445	11.25%	476	13.47%

Total noninterest expense	$3,956	100.00%	$3,533	100.00%

As a percentage of average earning assets (annualized)		5.64%		7.01%

Noninterest Expense

	For the Six Months Ended June 30,
	2004		2003
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Salaries, wages and employee benefits	$4,772	60.73%	$3,794	57.22%
Net occupancy expense	715	9.10%	776	11.70%
Marketing	377	4.80%	220	3.32%
Data processing fees	420	5.35%	390	5.88%
Professional fees	448	5.70%	282	4.25%
Postage, telephone, supplies	293	3.73%	324	4.89%
Directors’ fees	93	1.18%	87	1.31%
Other operating expense	739	9.41%	758	11.43%

Total noninterest expense	$7,857	100.00%	$6,631	100.00%

As a percentage of average earning assets (annualized)		5.97%		6.85%

FINANCIAL CONDITION

GENERAL

The Company’s total assets were $333.3 million at June 30, 2004, an increase of $78.9 million or 31.0%, compared to total assets of $254.4 million at December 31, 2003. Total deposits at June 30, 2004 were $283.4 million, an increase of $70.6 million, or 33.2% from total deposits of $212.8 million at December 31, 2003. Total loans, net of the allowance for loan losses and unearned income increased $70.7 million or 34.5% to $258.9 million compared to $188.2 million at December 31, 2003. Strong loan demand in the Company’s market areas contributed to the increase in total assets and total loans. Noninterest-bearing accounts were $17.1 million or 25.6% higher at June 30, 2004 as compared to December 31, 2003. Interest-bearing and money market accounts were $36.7 million or 61.1% higher at June 30, 2004 as compared to December 31, 2003. These deposit increases along with the issuance of Centennial Capital Trust II of $7.0 million, (See NOTE 6 of the notes to condensed Consolidated Financial Statements), plus the additional $1.9 million in FHLB borrowings from December 31, 2003 to June 30, 2004 were used to support our loan growth.

LOANS

Total gross loans were $262.8 million at June 30, 2004, compared to $191.3 million at December 31, 2003. Total gross loans represented 78.9% of total assets at June 30, 2004 compared to 75.2% of total assets at December 31, 2003. Total gross loans increased by $71.5 million or 37.4% in the first six months of 2004. Construction and construction-related loans increased $41.8 million, or 59.2% during the first six months of 2004, due to continuing strong demand for affordable housing in our market areas. Commercial loans increased $20.8 million, or 49.5% during the first six months of 2004. From December 31, 2003 to June 30, 2004, the loan portfolio’s percentage in construction and construction-related loans increased to 42.8% from 36.9% of total gross loans, and commercial loans increased to 23.9% from 21.9% of total gross loans.

The following table shows the amounts of total loans outstanding by category as of the dates indicated:

Loan Portfolio Composition

	June 30, 2004		December 31, 2003
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Real estate loans:
Construction and development	$112,463	42.79%	$70,654	36.94%
Residential loans	4,418	1.68%	6,169	3.23%
Commercial and multi-family	75,982	28.91%	64,260	33.60%
Commercial loans	62,790	23.90%	42,009	21.94%
Consumer loans	1,616	0.61%	2,035	1.06%
Equity lines of credit	3,300	1.26%	4,088	2.14%
Credit card and other loans	2,242	0.85%	2,063	1.09%

Total gross loans	262,811	100.00%	191,278	100.00%

Less:
Unearned income	(1,063)		(948)
Allowance for loan and lease losses	(2,871)		(2,108)

Total net loans	$258,877		$188,222

NON-PERFORMING ASSETS

1st Centennial’s policy is to recognize interest income on an accrual basis unless the full collectibility of principal and interest is uncertain. Loans that are delinquent 90 days or more, unless well secured and in the process of collection, are placed on nonaccrual status (cash basis), and previously accrued but uncollected interest is reversed against income. Thereafter, income is recognized only as it is collected. Ultimate collectability is determined by considering the borrower’s financial condition, cash flow, quality of management, the existence of collateral or guarantees and the state of the local economy.

Nonperforming assets include loans for which interest is no longer accruing, loans 90 or more days past due, restructured loans, and other real estate owned. Nonperforming assets at June 30, 2004 decreased $428,000 to $193,000, from $621,000 at December 31, 2003, representing 0.07% and 0.33% of gross loans, respectively. This decrease was primarily attributed to the charge-off of three commercial loans, and the pay-off of one construction loan, and the pay-off of one commercial and multi-family loan.

Nonperforming assets at June 30, 2004 decreased $563,000 or 74.5% to $193,000, from $756,000 at June 30, 2003, and represented 0.07% and 0.46% of gross loans, respectively. This decrease was primarily attributed to the pay-off of $491,000 in nonaccrual construction and development loans coupled with the charge-offs of $146,000 in commercial loans.

The following table provides information with respect to all nonperforming assets as of June 30, 2004 and 2003, and December 31, 2003:

Nonperforming Assets

	June 30, 2004	December 31, 2003	June 30, 2003
	(Dollars in Thousands)
Nonaccrual loans:[9]
Real estate loans:
Construction and development	$—	$69	$491
Residential loans	—	—	—
Commercial and multi-family	56	353	—
Commercial loans	100	175	246
Consumer loans	—	8	19
Equity lines of credit	—	—	—
Credit card and other loans	37	16	—

Total nonaccrual loans	$193	$621	$756

Loans 90 days or more past due (as to principal or interest) and still accruing:
Real estate loans:
Construction and development	—	—	—
Residential loans	—	—	—
Commercial and multi-family	—	—	—
Commercial loans	—	—	—
Consumer loans	—	—	—
Equity lines of credit	—	—	—
Credit card and other loans	—	—	—

Total loans 90 days or more past due and still accruing	$—	$—	$—

Restructured loans[10]	$—	$—	$—

Total nonperforming loans	$193	$621	$756
Other real estate owned	—	—	—

Total nonperforming assets	$193	$621	$756

Nonperforming loans as a percentage of total gross loans[11]	0.07%	0.33%	0.46%
Nonperforming assets as a percentage of total gross loans and other real estate owned	0.07%	0.33%	0.46%
Allowance for loan losses to nonperforming loans	1,487.56%	339.45%	237.96%
Allowance for loan losses	$2,871	$2,108	$1,799

[9]	During the six months ended June 30, 2004, no income related to these loans was included in net income. Additional interest income of approximately $2,000, would have been recorded for the six months ended June 30, 2004 if these loans had been paid in accordance with their original terms and had been outstanding throughout the applicable period then ended or, if not outstanding throughout the applicable period then ended, since origination.

[10]	A “restructured loan” is one the terms of which were negotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower.

[11]	Total loans are gross of the allowance for loan losses and net of deferred fees.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses totaled $2.9 million at June 30, 2004 versus $2.1 million at December 31, 2003. The process for monitoring the adequacy of the allowance, as well as supporting documentation regarding the allowance follows.

In originating loans, the Company recognizes that credit losses will be experienced and that the risk of loss will vary with the type of loan being made and a number of factors, including collateral and the creditworthiness of the borrower over the term of the loan. It is Management’s policy to maintain an adequate allowance for loan losses based on a number of factors, including the Company’s loan loss experience, economic conditions, and regular reviews of delinquencies and loan portfolio quality.

The Company establishes an Allowance for Loan and Lease Losses through charges to earnings based on Management’s evaluation of the loan portfolio and a number of other criteria. If warranted, the allowance may be increased by regular provisions in order to maintain a proper relationship to the aggregate funded and unfunded loan portfolio. The provision may be influenced by the amount of charge offs and/or recoveries. The adequacy of the Allowance for Loan and Lease Losses (ALLL) is determined by a number of factors that are included in the Company’s ALLL methodology.

Two primary forms of analysis are used as tools to determine the adequacy of the ALLL. The Portfolio Risk Analysis takes into consideration key components of the aggregate loan portfolio and selected risk weight factors are used based on the perceived risk associated with each loan category. Heavier weight factors are assigned to delinquent loans and adversely risk rated loans. Classified loans are assigned traditional weight factors, based on the severity of the classification. Special circumstances are identified and a selected risk factor prescribed to allocate an appropriate portion of the reserve to mitigate that specific risk. For example, because of the high concentration of construction loans, a construction concentration risk has been established as one of the components of the ALLL methodology.

Another of the analytical tools used is a Migration Analysis. This tool tracks loan losses and recoveries over reasonable time horizons to determine a level of ALLL based on historical loss history by loan category. This methodology is structured such that the amount allocated to the reserve defaults to the higher of 1) that, which is based on historical losses, or 2) to arbitrary risk weight factors consistent with those utilized in the Portfolio Risk Analysis. This approach attempts to prevent an unreasonably low reserve level in the event actual loan loss history is low.

Other factors considered in the ALLL methodology include the following: depth and experience of Management and staff, quality of the Board of Directors, quality and scope of lending policies and procedures, national and local economic conditions, peer bank data, concentration or other special circumstances, and overall quality of the loan portfolio, determined by quality of underwriting, level of loan delinquencies, non-accrual loans, and non-performing loans. An important indicator is the risk rating quality of the aggregate loan portfolio. The Company conducts semi-annual risk rating certifications to maintain the integrity of the risk rating process. The risk ratings are stratified by loan type and according to risk rating.

As of June 30, 2004, the aggregate loan portfolio risk ratings were stratified as follows:

Pass/Homogeneous:	95.49%
Special Mention:	3.90%
Substandard:	0.58%
Doubtful:	0.03%

The allowance for loan losses as a percentage of total loans outstanding as of June 30, 2004 was 1.10%, as compared to 1.11% at December 31, 2003. The allowance for loan losses as a percentage of total non-performing loans was 1,487.56% at June 30, 2004 as compared to 339.45% at December 31, 2003. Management has determined that the allowance for loan losses is adequate given the growth level of loans and the level of nonperforming assets.

The allowance for loan losses as a percentage of total loans outstanding as of June 30, 2004 was 1.10%, as compared to 1.09% at June 30, 2003. The allowance for loan losses as a percentage of total non-performing loans was 1,487.56% at June 30, 2004 as compared to 237.96% at June 30, 2003. The change in this percentage was a result of the $563,000 decrease in non-performing loans, as of June 30, 2004, compared to June 30, 2003. Net loan losses during the first six months of 2004 approximated $105,000, or 0.05% of average total loans as compared to $183,000, or 0.12% of average total loans during the same period in 2003.

The following table summarizes the changes in the allowance for loan losses for the periods indicated:

Allowance for Loan Losses

	June 30, 2004	December 31, 2003	June 30, 2003
	(Dollars in Thousands)
Balances:
Average total loans outstanding during period	$221,461	$161,207	$153,865

Total loans outstanding at end of period, net of unearned income	$261,748	$190,330	$165,116

Allowance for Loan Losses:
Balance at beginning of period	$2,108	$1,772	$1,772
Charge-offs:
Real estate loans:
Construction and development	—	—	—
Residential loans	—	—	—
Commercial and multi-family	—	—	—
Commercial loans	121	217	206
Consumer loans	11	2	1
Equity lines of credit	—	—	—
Credit card and other loans	13	2	2

Total charge-offs	145	221	209

Recoveries:
Real estate loans:
Construction and development	—	—	—
Residential loans	1	23	4
Commercial and multi-family	—	—	—
Commercial loans	37	140	8
Consumer loans	1	34	14
Equity lines of credit	—	—	—
Credit card and other loans	1	—	—

Total recoveries	40	197	26

Net charge-offs	(105)	(24)	(183)

Provision charged to operations	868	360	210

Allowance for loan losses balance, end of period	$2,871	$2,108	$1,799

Ratios:[12]
Net loan charge-offs to average total loans	0.05%	0.01%	0.12%
Allowance for loan losses to average total loans	1.30%	1.31%	1.17%
Allowance for loan losses to total loans at end of period	1.10%	1.11%	1.09%
Allowance for loan losses to total nonperforming loans	1,487.56%	339.45%	237.96%
Net loan (charge-offs) recoveries to allowance for loan losses at end of period	(3.66)%	(1.14)%	(10.17)%
Net loan (charge-offs) recoveries to provision for loan losses	(12.10)%	(6.67)%	(87.14)%

[12]	Total loans are gross of the allowance for loan losses and net of deferred fees.

The following table summarizes the allocation of the allowance for loan losses for the periods indicated:

Allocation of Allowance for Loan Losses

	June 30, 2004		December 31, 2003
Balance at End of Period Applicable to	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans
	(Dollars in Thousands)
Real estate loans:
Construction and development	$1,403	42.79%	$534	36.94%
Residential loans	48	1.68%	114	3.23%
Commercial and multi-family	440	28.91%	392	33.60%
Commercial loans	904	23.90%	975	21.94%
Consumer loans	16	0.61%	23	1.06%
Equity lines of credit	38	1.26%	46	2.14%
Credit card and other loans	22	0.85%	24	1.09%

Total allowance for loan loss	$2,871	100.00%	$2,108	100.00%

Total loans net of unearned income	$261,748		$190,330

INVESTMENTS

1st Centennial’s investment portfolio provides income to the Company and also serves as a source of liquidity. Total yield, risk and maturity are among the factors considered in building the investment portfolio. Pursuant to FASB 115, securities must be classified as “held to maturity,” “available for sale,” or “trading securities.” Those securities held in the “available for sale” category must be carried on the Company’s books at fair market value. At June 30, 2004 and December 31, 2003, 100% of the investment securities owned by the Company were classified as “Available for Sale.”

At June 30, 2004, the Company’s investment portfolio at fair value consisted of $22.6 million in federal agency mortgage-backed securities, $4.2 million in obligations of states and local government securities, $700,000 in U.S. treasury and government securities, and $487,000 of marketable equity securities, for a total of $28.0 million. At December 31, 2003 the totals were $30.5 million, $4.3 million, $718,000 and $487,000 respectively for a total of $36.0 million. The $8.0 million or 22.3% decrease in the Company’s investment portfolio was due to principal paydowns on the federal agency mortgage-backed securities. These funds were used to support the Company’s loan growth. There were no material maturities in the first six months of 2004.

The Company also has investments in interest-bearing time certificates of deposit at other financial institutions totaling $4.7 million at June 30, 2004 versus $4.8 million at December 31, 2003.

The following table is a comparison of amortized cost and fair value of investment securities at June 30, 2004 and December 31, 2003:

Investment Portfolio

	June 30, 2004				December 31, 2003
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in Thousands)
Available for Sale:
U.S. treasury and government agency securities	$701	$3	$(4)	$700	$705	$13	$—	$718
Federal agency mortgage-backed securities	22,666	128	(187)	22,607	30,302	285	(63)	30,524
Obligations of states and local government securities	4,075	113	—	4,188	4,084	213	—	4,297
Marketable equity securities	487	—	—	487	487	—	—	487

Total	$27,929	$244	$(191)	$27,982	$35,578	$511	$(63)	$36,026

DEPOSITS

Total deposits increased $70.6 million, or 33.2%, to $283.4 million at June 30, 2004 from $212.8 million at December 31, 2003. Noninterest-bearing accounts increased $17.1 million or 25.6% at June 30, 2004 as compared to December 31, 2003. Interest-bearing and money market accounts increased $36.7 million or 61.1% at June 30, 2004 as compared to December 31, 2003. Savings deposit accounts increased $9.6 million or 46.4% at June 30, 2004 as compared to December 31, 2003. Other time deposits increased $7.8 million or 29.8% at June 30, 2004 as compared to December 31, 2003. The increase in Interest-bearing and money market accounts was primarily the result of a promotional money market account offered to businesses and consumers in the second quarter of 2004.

The Company’s cost of funds is the result of total interest expense on interest-bearing deposits and other interest-bearing liabilities as a percent of average interest-bearing deposits and other interest-bearing liabilities. From June 30, 2003 to June 30, 2004, total average deposits increased $50.0 million or 26.4%. Average noninterest-bearing deposits as a percentage of average total deposits increased to 30.2% on June 30, 2004, from 29.9% on June 30, 2003. Average money market deposits as a percentage of average total deposits increased to 22.6% on June 30, 2004, from 18.0% on June 30, 2003. During this one-year period time deposits $100,000 or more declined from 19.4% on June 30, 2003 to 16.1% on June 30, 2004. Although there was a decline in the percentage to total average deposits, time deposits $100,000 or more increased $1.8 million or 5.0% from a year ago due to a certificate of deposit marketing effort with a promotional rate.

The rate paid on the Bank’s interest-bearing deposits dropped from 1.39% on June 30, 2003 to 1.21%, or 18 basis points lower on June 30, 2004. For all interest bearing liabilities the average rate declined from 1.55% to 1.42% or 13 basis points lower for the same time period.

The average rates trend lines on the interest bearing liabilities has been downward during the past year, however, when June 30, 2004 is compared to December 31, 2003, the trend lines appear to be leveling near their current rates. For the six months ended June 30, 2004, the average cost of funds was 1.42% compared to 1.43% for the year ended December 31, 2003.

The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated:

Average Deposits and Other Borrowings

	Six Months Ended June 30, 2004		Year Ended December 31, 2003
	Average Balance	Average Rate[13]	Average Balance	Average Rate
	(Dollars in Thousands)
Demand deposits, noninterest bearing	$72,277	0.00%	$60,543	0.00%

Interest-bearing deposits:
Interest-bearing demand deposits	19,677	0.18%	17,851	0.24%
Money market deposits	54,037	1.01%	36,666	0.97%
Savings deposits	22,840	0.62%	18,266	0.63%
Time deposits $100,000 or greater	38,648	1.88%	37,834	2.25%
Other time deposits	31,935	1.79%	27,804	1.43%

Total interest-bearing deposits	167,137	1.21%	138,421	1.27%

FHLB borrowings	11,802	1.09%	2,679	1.23%
Federal funds purchased	634	1.27%	404	1.73%
Subordinated notes payable to subsidiary trusts	12,601	4.53%	—
Redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures	—		6,000	5.12%

Total deposits and other borrowings	$264,451	1.03%	$208,047	1.01%

Average rate excluding noninterest bearing demand deposits		1.42%		1.43%

The following tables sets forth the scheduled maturities of time certificates of deposit accounts outstanding in amounts of $100,000 or more at June 30, 2004 and December 31, 2003:

Maturities of Time Deposits of

$100,000 or More

(Dollars in Thousands)

	Six Months Ended June 30, 2004	Year Ended December 31, 2003
Three months or less	$8,244	$12,421
Over three months through six months	9,940	13,293
Over six months through twelve months	13,985	9,599
Over twelve months	6,389	3,877

Total	$38,558	$39,190

[13]	Rates for these periods on which calculations are based have been annualized using actual days.

LIQUIDITY

The Company’s liquidity is primarily a reflection of 1st Centennial’s ability to meet loan demand and deposit withdrawals, and to service other liabilities as they come due. 1st Centennial has adopted policies to maintain a relatively liquid position so it can respond to changes in the financial environment and ensure that sufficient funds are available to meet those needs. Generally, 1st Centennial’s major sources of liquidity are customer deposits, maturities, paydowns and sales of investment securities, the use of federal funds markets, borrowings from the Federal Home Loan Bank (FHLB) and net cash provided by operating activities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments, which are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors, are not. Liquid asset balances include cash, amounts due from other banks, federal funds sold, and securities available-for-sale.

In light of the Company’s growth, the Board of Directors changed the liquidity policy to maintain a ratio of liquid assets to deposits plus short-term liabilities of 10 - 20%. In addition the Company increased it’s off balance sheet liquidity sources. To augment liquidity, 1st Centennial Bank has Federal Funds borrowing arrangements with three correspondent banks totaling $15.0 million, and a secured line of credit with the FHLB totaling approximately $25.0 million.

The Company’s liquidity ratio, which is a measure of liquid assets to deposits plus short-term liabilities, slightly declined at the end of the second quarter of 2004 when compared to December 31, 2003. The liquidity ratio to ending assets and ending deposits plus short-term liabilities as of December 31, 2003 was 14.69% and 17.41%, respectively, and dropped to 14.31% and 16.83% by the end of June 2004. To help support the Company’s $70.7 million increase in net loans, the Company pledged approximately $10.3 million in securities with the FHLB to further access our secured line of credit. As a result, unpledged securities at fair market value decreased to $4.9 million as of June 30, 2004 from $22.6 million at December 31, 2003. Management is of the opinion that the standby funding sources it has arranged are more than sufficient to meet 1st Centennial’s current and anticipated short-term liquidity needs.

The following table sets forth certain information with respect to 1st Centennial’s liquidity as of June 30, 2004 and December 31, 2003.

Liquidity

	June 30, 2004	December 31, 2003
	(Dollars in Thousands)
Cash and due from banks	$13,415	$9,948
Federal funds sold	11,800	—
Interest earning deposits	4,748	4,806
Unpledged securities, at fair market value[14]	17,728	22,603

Total liquid assets	$47,691	$37,357

Liquidity ratios:
Ending assets	14.31%	14.69%
Ending deposits[15]	16.83%	17.41%

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

[14]	The decrease in unpledged securities of $4.9 million was the result of increased borrowing and principal paydowns at the Federal Home Loan Bank on the secured borrowing line of credit.

[15]	Less pledged public deposits of zero on June 30, 2004 and December 31, 2003.

In connection with the foregoing strategy, 1st Centennial studies the net change in interest income and net interest margin given immediate and parallel interest rate shocks over a 12-month horizon. 1st Centennial’s goal is to manage the effect of these changes within Board-established parameters for up/down 100 and 200 basis points. Shown below are possible changes to net interest income16 and the net interest margin16 based upon the model’s program under 100 and 200 basis point increases or decreases as of June 30, 2004:

Change (in Basis Points)	Net Interest Income (next twelve months)	Change in Net Interest Income	% Change in Net Interest Income	Net Interest Margin
(Dollars in Thousands)
+ 200	$ 20,124	$ 2,915	16.94%	6.60%
+ 100	18,673	1,464	8.51%	6.13%
0	17,208	—	—	5.65%
– 100	15,703	(1,505)	(8.75%)	5.16%
– 200	14,034	(3,174)	(18.45%)	4.61%

These results indicate the effect of immediate rate changes, and do not consider the yield from reinvesting in short-term versus long-term instruments. The above table shows values in a sudden, significant upward or downward movement, the later of which is highly unlikely due to the historically low interest rates at June 30, 2004. The net interest margin will improve if rates rise and decline if rates fall. However, the results indicated by the report are considered acceptable by management and the Board of Directors.

CAPITAL RESOURCES

The Federal Reserve Board and the FDIC have both established guidelines to implement risk-based capital requirements. Falling below minimum established levels may limit a bank holding company or bank from certain activities. Failure to satisfy applicable guidelines may also subject a banking institution to a variety of enforcement actions by federal regulatory authorities.

The Company and the Bank are required to maintain the following minimum ratios: Total risk- based capital ratio of at least 8%, Tier 1 Risk-based capital ratio of at least 4%, and a leverage ratio of at least 4%. Total capital is classified into two components: Tier 1 (common shareholders equity, qualifying perpetual preferred stock to certain limits, minority interests in equity accounts of consolidated subsidiaries and trust preferred securities to certain limits, less goodwill and other intangibles) and Tier 2 (supplementary capital including allowance for possible credit losses, certain preferred stock, eligible subordinated debt, and other qualifying instruments). Under the established guidelines, the Company has attained the highest level of capitalization, characterized as “Well Capitalized.” It is the intent of the Company to continue to maintain “Well Capitalized” risk-based capital ratios.

Total stockholders’ equity was $25.6 million at June 30, 2004, compared to $24.4 million at December 31, 2003. The increase of $1.2 million or 4.8% during the first six months of 2004 was due to $1,152,000 in year-to-date net income and $255,000 in the exercise of stock options, less $237,000 in the change in other comprehensive income.

[16]	Excluding loan fees.

The following table illustrates the capital and prompt corrective action guidelines applicable to the Company and 1st Centennial Bank, as well as their total risk-based capital ratios, Tier 1 capital ratios and leverage ratios as of June 30, 2004 and December 31, 2003:

Risk-based capital ratios

	At 6/30/04	At 12/31/03	Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions	Minimum Capital Requirement
1st Centennial Bancorp:
Total Risk-Based capital ratio	13.26%	13.63%	10.00%	8.00%
Tier 1 Risk-Based capital ratio	10.54%	12.48%	6.00%	4.00%
Tier 1 Leverage Ratio	9.71%	10.79%	5.00%	4.00%
1st Centennial Bank:
Total Risk-Based capital ratio	10.10%	12.67%	10.00%	8.00%
Tier 1 Risk-Based capital ratio	8.97%	11.53%	6.00%	4.00%
Tier 1 Leverage Ratio	8.26%	9.97%	5.00%	4.00%

Of the Company’s $30.0 million of Tier 1 capital at June 30, 2004, $8.5 million consisted of Trust Preferred Securities. Trust Preferred Securities, up to the amount of 25% of Tier 1 capital, are considered to be Tier 1 capital for regulatory purposes, but classified as long-term debt in accordance with generally accepted accounting principles. The remainder of the $13 million in Trust Preferred Securities is considered in Tier 2 capital.

ITEM 3.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

1st Centennial’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of 1st Centennial’s disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e) as of the end of the period covered by this quarterly report (the “Evaluation Date”) have concluded that as of the Evaluation Date, 1st Centennial’s disclosure controls and procedures were adequate and effective to ensure that material information relating to 1st Centennial and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

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

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the second quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.	CHANGES IN SECURITIES AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on May 18, 2004. At the meeting, the following individuals were elected to serve as members of the Company’s Board of Directors until the 2005 Annual Meeting of Shareholders and until their successors are elected and have qualified:

	For	Against or Withheld/ Abstained	Broker Non-Votes
James R. Appleton	1,136,927	363	0
Bruce J. Bartells	1,139,429	363	0
Carole H. Beswick	1,136,877	363	0
Irving M. Feldkamp, III	1,140,346	363	0
Larry Jacinto	1,139,429	363	0
Ronald J. Jeffrey	1,137,844	363	0
William A. McCalmon	1,140,846	363	0
Patrick J. Meyer	1,140,666	363	0
Richard Sanborn	1,140,346	363	0
Timothy P. Walbridge	1,138,929	363	0
Stanley C. Weisser	1,137,844	363	0
Douglas F. Welebir	1,139,429	363	0

Amendments to the Company’s 2001 Stock Option Plan as described in the Company’s Proxy Statement filed on April 13, 2004, were approved at the 2004 annual meeting of shareholders by the following vote.

For	Against or Withheld/ Abstained	Broker Non-Votes
835,016	36,944	275,135

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(A)	EXHIBITS

Exhibit Number	Description of Exhibits

3.1	Articles of Incorporation of Centennial First Financial Services (Incorporated by reference from Exhibit to the Company’s Registration Statement on Form S-4 filed on October 20, 1999.)

3.2	Amendment to Articles of Incorporation of Centennial First Financial Services filed May 5, 2000 (Incorporated by reference to Exhibit to Company’s Form 10-QSB for the quarter ended June 30, 2002.)

3.3	Amendment to Articles of Incorporation of Centennial First Financial Services filed February 18, 2003 (Incorporated by reference to Exhibit to Company’s Form SB-2 filed on March 13, 2003.)

3.4	Restated By-Laws of Centennial First Financial Services (Incorporated by reference from Exhibit to the Company’s Form 10-QSB for the quarter ended June 30, 2002.)

10.1	Brea Branch Lease, dated September 20, 2000 (Incorporated by reference from Exhibit to the Company’s Registration Statement on Form SB-2 filed on March 21, 2001.)

10.2	Form of Indemnification Agreement (Incorporated by reference from Exhibit to the Company’s Registration Statement on Form SB-2 filed on March 21, 2001.)

10.4	Salary Continuation Agreement of Timothy P. Walbridge, dated August 1, 2001 (Incorporated by reference from Exhibit to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001.)

10.5	Salary Continuation Agreement of Beth Sanders, dated October 1, 2001 (Incorporated by reference from Exhibit to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001.)

10.6	Employment Agreement of Timothy P. Walbridge, dated December 1, 2001 (Incorporated by reference from Exhibit 10.7 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001.)

10.7	Employment Agreement of Beth Sanders, dated December 1, 2001 (Incorporated by reference from Exhibit 10.8 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001.)

10.8	Amendment to Salary Continuation Agreement of Timothy P. Walbridge, dated December 1, 2001 (Incorporated by reference from Exhibit 10.9 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001.)

10.9	Redlands Centennial Bank Employee Stock Ownership Plan, dated February 1, 2000 (Incorporated by reference from Exhibit 10.11 to Form 10-QSB for the fiscal quarter ended March 31, 2000.)

10.10	Amended and Restated Stock Incentive Plan. (Incorporated by reference to Form 10-QSB for the quarter ended March 31, 2004.)

10.11	Palomar Community Bank (now Escondido branch) lease dated April 15, 1987 (Incorporated by reference from Exhibit 10.13 to Form 10-QSB for the fiscal quarter ended March 31, 2002.)

10.12	Indenture for Trust Preferred Securities dated July 11, 2002 (Incorporated by reference from Exhibit 10.14 to Form 10-QSB for the fiscal quarter ended September 30, 2002.)

10.13	Amended and Restated Declaration of Trust for trust preferred securities dated July 11, 2002 (Incorporated by reference from Exhibit 10.15 to Form 10-QSB for the fiscal quarter ended September 30, 2002.)

10.14	Guarantee Agreement for Trust Preferred Securities dated July 11, 2002 (Incorporated by reference from Exhibit 10.16 to Form 10-QSB for the fiscal quarter ended September 30, 2002.)

10.15	Salary Continuation Agreement of Suzanne Dondanville, dated December 17, 2002 (Incorporated by reference from Exhibit 10.17 to Form SB-2 dated March 13, 2003.)

10.16	Salary Continuation Agreement of Clifford Schoonover, dated December 17, 2002 (Incorporated by reference from Exhibit 10.18 to Form SB-2 dated March 13, 2003.)

10.17	Amendment to Construction Department Lease dated August 28, 2002 (Incorporated by reference from Exhibit 10.20 to Form SB-2 dated March 13, 2003.)

10.18	Commercial Lending Group Lease, dated December 23, 2002 (Incorporated by reference from Exhibit 10.21 to Form SB-2 dated March 13, 2003.)

10.19	Palm Desert Branch Lease, dated November 13, 2002 (Incorporated by reference from Exhibit 10.22 to Form 10-KSB for the year ended December 31, 2002.)

10.20	Amendment to Escondido Branch Lease, dated June 6, 2001 (Incorporated by reference from Exhibit 10.23 to Form 10-KSB for the year ended December 31, 2002.)

10.21	Amendment to Salary Continuation Agreement of Suzanne Dondanville, dated December 17, 2002. (Incorporated by reference from Exhibit 10.24 to Form 10-KSB for the year ended December 31, 2003.)

10.22	Amendment to Salary Continuation Agreement of Anne Elizabeth Sanders, dated December 1, 2001. (Incorporated by reference from Exhibit 10.25 to Form 10-KSB for the year ended December 31, 2003.)

10.23	Amendment to Salary Continuation Agreement of Clifford Schoonover, dated December 17, 2002. (Incorporated by reference from Exhibit 10.26 to Form 10-KSB for the year ended December 31, 2003.)

10.24	Amendment to Salary Continuation Agreement of Timothy P. Walbridge, dated August 1, 2001. (Incorporated by reference to Form 10-QSB for the quarter ended March 31, 2004.)

10.25	Indenture for Trust Preferred Securities dated January 15, 2004. (Incorporated by reference to Form 10-QSB for the quarter ended March 31, 2004.)

10.26	Amended and Restated Declaration of Trust for Trust Preferred Securities dated January 15, 2004. (Incorporated by reference to Form 10-QSB for the quarter ended March 31, 2004.)

10.27	Guarantee Agreement for Trust Preferred Securities dated January 15, 2004. (Incorporated by reference to Form 10-QSB for the quarter ended March 31, 2004.)

21.1	Subsidiaries of 1st Centennial Bancorp. (Incorporated by reference to Form 10-QSB for the quarter ended March 31, 2004.)

31.1	Certification of Chief Executive Officer (Section 302 Certification)

31.2	Certification of Chief Financial Officer (Section 302 Certification)

32	Certification of Periodic Financial Report (Section 906 Certification)

(B)	REPORTS ON FORM 8-K

On April 21, 2004, the Company filed a Current Report on Form 8-K including a press release announcing earnings for the quarter ended March 31, 2004.

On May 13, 2004, the Company filed a Current Report on Form 8-K including a press release announcing the resignation of Richard Sanborn, Executive Vice President and Branch Administrator.

On June 15, 2004, the Company filed a Current Report on Form 8-K including a press release announcing plans to open the Temecula/Murrieta office.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1ST CENTENNIAL BANCORP
(Registrant)

Date August 12, 2004	/s/ Beth Sanders
Beth Sanders
Chief Financial Officer
(Principal Accounting Officer, and officer authorized to sign on behalf of the registrant)