Form 10QSB
period 2004-09-30
1ST CENTENNIAL BANCORP
filed 2004-11-12
CIK 1097081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

Commission file number: 000-29105

1st CENTENNIAL BANCORP

(Name of Small Business Issuer as specified in its charter)

California	91-1995265
(State of Incorporation)	(I.R.S. Employer Identification Number)

218 East State Street Redlands, California	92373
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s telephone number, including area code: (909) 798-3611

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares of Common Stock of the registrant outstanding as of November 10, 2004 was 1,938,132.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

September 30, 2004 and December 31, 2003

Dollar amounts in thousands	2004	2003
	(unaudited)
ASSETS
Cash and due from banks	$7,577	$9,948
Federal funds sold	130	—

Total cash and cash equivalents	7,707	9,948

Interest-bearing deposits in financial institutions	4,342	4,806
Investment securities, available for sale	24,496	36,026
Federal Home Loan Bank stock	940	380
Loans, net	302,989	188,222
Accrued interest receivable	955	710
Premises and equipment, net	2,582	2,468
Goodwill	4,180	4,180
Cash surrender value of life insurance	6,424	6,206
Other assets	1,924	1,437

Total assets	$356,539	$254,383

LIABILITIES
Deposits:
Noninterest-bearing	$85,539	$66,636
Interest-bearing demand and money market accounts	101,389	60,129
Savings	28,849	20,745
Time deposits $100,000 or greater	40,078	39,190
Other time deposits	34,220	26,073

Total deposits	290,075	212,773

Accrued interest payable	135	224
Federal funds purchased	4,750	1,850
Borrowings from Federal Home Loan Bank	20,000	7,600
Subordinated notes payable to subsidiary trusts	13,151	—
Redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures	—	6,000
Other liabilities	1,837	1,536

Total liabilities	329,948	229,983

STOCKHOLDERS’ EQUITY
Common stock, no par value; authorized 10,000,000 shares, issued and outstanding 1,907,762 and 1,877,851 shares at September 30, 2004 and December 31, 2003, respectively	20,731	20,456
Retained earnings	5,718	3,692
Accumulated other comprehensive income	142	252

Total stockholders’ equity	26,591	24,400

Total liabilities and stockholders’ equity	$356,539	$254,383

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

Three and Nine Months Ended September 30, 2004 and 2003 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollar amounts in thousands, except per share amounts	2004	2003	2004	2003
Interest income:
Interest and fees on loans	$6,201	$3,849	$15,869	$11,086
Deposits in financial institutions	51	64	154	178
Federal funds sold	17	37	44	73
Investments	200	230	805	806

Total interest income	6,469	4,180	16,872	12,143

Interest expense:
Interest bearing demand and savings deposits	339	126	699	396
Time deposits $100,000 or greater	192	211	554	665
Other time deposits	171	98	455	292
Interest on borrowed funds	209	82	561	266

Total interest expense	911	517	2,269	1,619

Net interest income	5,558	3,663	14,603	10,524

Provision for loan losses	540	150	1,408	360

Net interest income after provision for loan losses	5,018	3,513	13,195	10,164

Noninterest income:
Customer service fees	339	297	906	928
Gains and commissions from sale of loans	10	201	254	267
Other income	271	348	918	1,065

Total noninterest income	620	846	2,078	2,260

Noninterest expense:
Salaries and employee benefits	2,652	2,136	7,424	5,930
Net occupancy expense	366	388	1,081	1,164
Other operating expense	1,197	988	3,567	3,049

Total noninterest expense	4,215	3,512	12,072	10,143

Income before provision for income taxes	1,423	847	3,201	2,281

Provision for income taxes	543	300	1,169	793

Net income	$880	$547	$2,032	$1,488

Basic earnings per share	$0.46	$0.29	$1.07	$0.85

Diluted earnings per share	$0.43	$0.28	$0.99	$0.81

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2004 and 2003 (unaudited)

Dollar amounts in thousands	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, DECEMBER 31, 2002	$13,913	$2,957	$323	$17,193
Comprehensive income:
Net income	—	1,488	—	1,488
Change in net unrealized gain (loss) on investment securities available for sale, after tax effects	—	—	52	52

Total comprehensive income				1,540

Stock dividend	1,347	(1,347)	—	—

Cash paid in lieu of fractional shares	—	(6)	—	(6)

Issuance of common stock, net	4,871	—	—	4,871

Issuance of restricted stock for legal settlement	295	—	—	295

Exercise of stock options, including tax benefit	30	—	—	30

BALANCE, SEPTEMBER 30, 2003	$20,456	$3,092	$375	$23,923

BALANCE, DECEMBER 31, 2003	$20,456	$3,692	$252	$24,400
Comprehensive income:
Net income	—	2,032	—	2,032
Change in net unrealized gain (loss) on investment securities available for sale, after tax effects	—	—	(110)	(110)

Total comprehensive income				1,922

Cash paid in lieu of fractional shares	—	(6)	—	(6)

Exercise of stock options, including tax benefit	275	—	—	275

BALANCE, SEPTEMBER 30, 2004	$20,731	$5,718	$142	$26,591

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2004 and 2003 (unaudited)

Dollar amounts in thousands	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,032	$1,488
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	405	500
Provision for loan losses	1,408	360
Loss on sale of investments	—	5
Gain from sale of loans	(254)	(267)
Amortization of deferred loan fees	(1,157)	(603)
Amortization of excess purchase value of deposits	10	(109)
Amortization of excess purchase value of loans	17	—
Deferred income tax provision (benefit)	74	(34)
Amortization of premiums on investment securities available for sale (net)	410	425
Increase in cash surrender value of life insurance	(218)	(235)
Decrease (increase) in assets:
Accrued interest receivable	(245)	(182)
Other assets	(565)	(372)
Increase (decrease) in liabilities:
Accrued interest payable	(18)	17
Other liabilities	230	(198)

Net cash provided by operating activities	2,129	795

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in interest-bearing deposits in financial institutions	464	160
Activity in available for sale securities:
Net maturities and principal paydowns	11,010	651
Purchases of Federal Home Loan Bank stock	(560)	(34)
Net increase in loans	(114,781)	(21,142)
Additions to bank premises and equipment	(519)	(475)

Net cash used in investing activities	(104,386)	(20,840)

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Nine Months Ended September 30, 2004 and 2003 (unaudited)

Dollar amounts in thousands	2004	2003
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in noninterest bearing deposits	$18,903	$6,962
Net increase in interest bearing and money market deposits	41,260	7,540
Net increase in savings deposits	8,104	1,607
Net increase in time deposits $100,000 or greater	888	4,430
Net increase (decrease) in other time deposits	8,147	(318)
Payments of federal funds purchased	2,900	—
Proceeds from Federal Home Loan Bank borrowing	12,400	—
Issuance of Trust Preferred Securities	7,145	—
Issuance of common stock, net	—	4,871
Issuance of restricted stock for legal settlement	—	130
Cash paid in lieu of fractional shares	(6)	(6)
Proceeds from exercise of stock options	275	30

Net cash provided by financing activities	100,016	25,246

Net increase (decrease) in cash and cash equivalents	(2,241)	5,201

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,948	14,020

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,707	$19,221

SUPPLEMENTARY INFORMATION

Interest paid	$2,277	$1,602

Income taxes paid	$1,641	$1,020

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial information included herein has been prepared in conformity with the accounting principles and practices disclosed in 1st Centennial Bancorp’s (the “Company”) consolidated financial statements, Note 1, included in the Annual Report on Form 10-KSB for the year ended December 31, 2003. The accompanying interim consolidated financial statements contained herein are unaudited. However, in the opinion of the Company, all adjustments, consisting of normal recurring items necessary for a fair presentation of the operating results for the periods shown, have been made. The results of operations for the nine months ended September 30, 2004 may not be indicative of operating results for the year ending December 31, 2004. Certain prior year and prior quarter amounts have been reclassified to conform to current classifications. Cash and cash equivalents consist of cash, due from banks, and federal funds sold.

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

The weighted-average number of shares used in computing basic and diluted earnings per share is as follows:

	Earnings per share calculation For the Three Months Ended September 30, (In thousands, except per share amounts)
	2004			2003[1]
	Net Income	Weighted Average Shares	Per share Amount	Net Income	Weighted Average Shares	Per share Amount
Basic earnings per share	$880	1,898	$0.46	$547	1,877	$0.29
Effect of dilutive shares: assumed exercise of outstanding options and effects of restricted stock awards	—	160	(0.03)	—	83	(0.01)
Diluted earnings per share	$880	2,058	$0.43	$547	1,960	$0.28

	Earnings per share calculation For the Nine Months Ended September 30, (In thousands, except per share amounts)
	2004			2003[1]
	Net Income	Weighted Average Shares	Per share Amount	Net Income	Weighted Average Shares	Per share Amount
Basic earnings per share	$2,032	1,893	$1.07	$1,488	1,756	$0.85
Effect of dilutive shares: assumed exercise of outstanding options and effects of restricted stock awards	—	160	(0.08)	—	83	(0.04)
Diluted earnings per share	$2,032	2,053	$0.99	$1,488	1,839	$0.81

Note 4. STOCK COMPENSATION PLANS

Stock options issued under the Company’s stock incentive plan and accounted for under Opinion No. 25 have no intrinsic value at the grant date. Thus, no compensation cost is recognized for them. Under the Company’s stock incentive plan, compensation cost is recognized to the extent that the quoted market price of the stock on the date of grant exceeds the amount that the employee is required to pay.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003[1]	2004	2003[1]
Net income:
As reported	$880	$547	$2,032	$1,488
Pro forma	866	533	1,695	1,253

Compensation cost, net of taxes	$14	$14	$337	$235

Basic earnings per share:
As reported	$0.46	$0.29	$1.07	$0.85
Pro forma	0.46	0.28	0.90	0.71

Diluted earnings per share:
As reported	$0.43	$0.28	$0.99	$0.81
Pro forma	0.42	0.27	0.83	0.68

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for options granted during the first nine months of 2004 and 2003; no dividend yield; expected volatility of 21.78% and 20.11% respectively; risk-free interest rate of 4.13% and 4.27% respectively, and expected life of ten years for both.

Note 5. OFF-BALANCE SHEET COMMITMENTS

In the normal course of business, there are various commitments outstanding, such as commitments to extend credit, which are not reflected in the financial statements. At September 30, 2004 and December 31, 2003, such commitments included approximately $2,763,000 and $2,916,000, respectively, of standby letters of credit, approximately $173,328,000 and $106,849,000, respectively, of undisbursed lines of credit, and $1,868,000 and $1,674,000 respectively of available credit card lines. The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

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

Note 7. RECLASSIFICATION

Certain amounts have been reclassified in the 2003 financial statements to conform to the 2004 financial statement presentation due to the deconsolidation of trust preferred securities as of January 1, 2004, as per FIN 46 and miscellaneous reclassifications on the income statement.

Note 8. SUBSEQUENT EVENT

Timothy P. Walbridge, President and Chief Executive Officer of 1st Centennial Bank resigned from this position effective November 30, 2004. The financial impact to the company was not material.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1st Centennial Bancorp (the “Company”) is the holding company for 1st Centennial Bank (the “Bank”) headquartered in Redlands, California. This discussion focuses primarily on the results of operations of the Company on a consolidated basis for the three and nine months ended September 30, 2004 and 2003, and the financial condition of the Company as of September 30, 2004 and December 31, 2003.

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

CRITICAL ACCOUNTING POLICIES

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States. The financial information contained within these statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, Management has identified its most critical accounting policy to be that related to the allowance for loan losses. The Company’s allowance for loan loss methodologies incorporate a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan losses that Management believes is appropriate at each reporting date.

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

As 1st Centennial adds new products, increases the complexity of its loan portfolio, and expands its geographic coverage, it will enhance its methodologies to keep pace with the size and complexity of the loan portfolio. Management might report a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with 1st Centennial’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management’s Discussion and Analysis section entitled “Financial Condition - Allowance for Loan Losses.” Although Management believes the level of the allowance as of September 30, 2004 was adequate to absorb losses inherent in the loan portfolio, a decline in the local economy may result in increasing losses that cannot reasonably be predicted at this time.

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

RESULTS OF OPERATIONS

The Company reported net income of $880,000 or $0.46 per basic share and $0.43 per diluted share for the third quarter of 2004 and $2,032,000 or $1.07 per basic share and $0.99 per diluted share for the first nine months of 2004. This compares to net income of $547,000, or $0.29 per basic share and $0.28 per diluted share and $1,488,000 or $0.85 per basic share and $0.81 per diluted share for the same periods in 2003.

Return on average assets and return on average equity for the third quarter of 2004 was 1.03% and 13.55% respectively, as compared to 0.91% and 9.27% respectively, for the same period in 2003. Return on average assets and return on average equity for the nine months ended September 30, 2004 was 0.88% and 10.75% respectively, as compared to 0.88% and 9.81% respectively, for the same period in 2003. The increase in return on average equity for the nine months ended September 30, 2004 when compared to the same period in 2003 is due in part, to the increase in interest income as a result of growth in average interest earning assets. Average interest-earning assets grew $80.4 million or 40%, from September 2003 to September 2004 primarily in construction and development loans as a result of the continued strong demand for affordable housing that is available to 1st time owners and 1st time move-up owners in the San Bernardino and Riverside counties, which we serve. Net income was $544,000 or 36.6% higher in 2004 as compared to the same period in 2003.

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

Third quarter analysis. The Company’s net interest margin for the third quarter of 2004 was 7.00%, as compared to 6.82% for the same period in 2003. The increase was primarily due to the increase in the volume of average loans from 2003 to 2004. Average loans for the third quarter of 2004 grew $115.8 million or 70.5% primarily in construction and development loans, as compared to the third quarter of 2003.

For the third quarter ended September 30, 2004 total interest earning assets averaged $315.9 million, which represented an increase of $102.8 million or 48%, as compared to $213.1 million for the same period in 2003. Total interest bearing deposits and other interest-bearing liabilities averaged $224.3 million, which represented an increase of $73.6 million or 49%, as compared to $150.7 million for the same period in 2003, primarily attributable to the average increase of $39.0 million in money market accounts due to the promotional money market account offered to businesses and consumers during the second quarter of 2004, coupled with the average increase of $16.4 million in total borrowings in order to meet our loan demand.

The Company reported total interest income of $6.5 million for the third quarter ended September 30, 2004, which represented an increase of $2.3 million or 55%, over total interest income of $4.2 million for the third quarter ended September 30, 2003. The increase in total interest income for the third quarter ended September 30, 2004 compared to 2003 was primarily due to an increase of approximately $2.4 million in interest and fees on loans on an increase of approximately $116.0 million average loans from September 2003 to September 2004.

The Company reported total interest expense of $911,000 for the third quarter of 2004, which represented an increase of $394,000 or 76.2% over total interest expense of $517,000 for the third quarter of 2003. The increase was primarily due to greater interest expense on money market deposit accounts, coupled with more interest expense on subordinated notes payable to subsidiary trusts.

For the quarter ended September 30, 2004, net interest income before provision for loan losses was $5.6 million, which represented an increase of $1.9 million, or 51%, over net interest income before provision for loan losses of $3.7 million for the quarter ended September 30, 2003. The increase in net interest income for the third quarter of 2004 as compared to 2003 was primarily the result of the increase in average total loans.

Nine-month analysis. The Company’s year-to-date net interest margin was 6.92% for the first nine months of 2004, compared to 6.99% for the same period in 2003. Although average interest earning assets increased $80.4 million, reduced market rates on new assets as compared to higher yielding assets maturing during the period reduced our net interest margin from 2003 to 2004.

For the first nine months of 2004, total interest earning assets averaged $281.9 million, which represented an increase of $80.4 million or 40%, as compared to $201.5 million for the same period in 2003. Loans averaged $241.1 million, which represented an increase of $83.7 million or 53%, as compared to average loans of $157.4 million for the same period in 2003.

Total interest bearing deposits and other interest-bearing liabilities averaged $203.0 million, which represented an increase of $57.4 million or 39%, as compared to average interest bearing deposits and other interest-bearing liabilities of $145.6 million for the same period in 2003. Money market deposits averaged $61.6 million, which represented and increase of $26.3 million or 75%, as compared to $35.3 million for the same period in 2003, primarily due to the promotional money market account offered to businesses and consumers during the second quarter of 2004.

FHLB borrowings averaged $11.5 million, which represented an increase of $8.4 million or 271%, as compared to $3.1 million for the same period in 2003, and subordinated notes payable to subsidiary trusts averaged $12.8 million, which represented an increase of $6.8 million or 113%, as compared to $6.0 million for the same period in 2003. The increase in FHLB borrowings was to support loan growth and the increase in subordinated notes payable to subsidiary trusts is attributed to the issuance of additional trust preferred securities (See NOTE 6 of the Consolidated Financial Statements).

The Company reported total interest income of $16.9 million for the nine months ended September 30, 2004, which represented an increase of $4.7 million or 39%, over total interest income of $12.2 million for the nine months ended September 30, 2003. The increase in total interest income for the first nine months of 2004 compared to 2003 was primarily due to an increase of approximately $4.8 million in interest and fees on loans. The increase in interest and fees on loans was due to the $83.7 million increase in the average balance of total loans outstanding for the first nine months of 2004 as compared to 2003. The continuing low interest rates during the first nine months of 2004 kept many of our variable rate loans at their interest rate floors, which are, on average, above prevailing market rates and helped maintain average loan yields near 9%.

The Company reported total interest expense of $2,269,000 for the nine months ended September 30, 2004, which represented an increase of $650,000 or 40.2% over total interest expense of $1,619,000 for the nine months ended September 30, 2003. The increase from 2003 to 2004 was primarily the result of more interest expense on subordinated notes payable to subsidiary trusts due to the issuance of additional trust preferred securities (See NOTE 6 of the Consolidated Financial Statements), and an increase in interest expense on money market accounts. The increase in average money market deposit accounts is attributed to a promotional money market account offered to businesses and consumers in the second quarter of 2004.

For the nine months ended September 30, 2004, net interest income before the provision for loan losses was $14.6 million. Which represented an increase of $4.1 million, or 39%, over net interest income of $10.5 million for the nine months ended September 30, 2003. The increase in net interest income for the first nine months of 2004 as compared to 2003 was primarily the result of the Bank’s loan growth.

The following tables show the average interest-earning assets and interest-bearing liabilities; the amount of interest income or interest expense; and the average yield or average cost for each category of interest-earning assets and interest bearing liabilities and the net interest margin (net interest income divided by average earning assets) for the periods indicated.

Distribution, Yield and Rate Analysis of Net Interest Income

	For the Three Months Ended September 30,
	2004			2003
	Average Balance	Interest Income/ Expense	Average[2] Rate/Yield	Average Balance	Interest Income/ Expense	Average[2] Rate/Yield
	(Dollars in Thousands)
Interest-earning Assets:
Federal funds sold	$5,202	$17	1.30%	$15,422	$37	0.95%
Interest-bearing deposits in financial institutions	4,635	51	4.38%	4,981	64	5.10%
Investment securities:[3]
Taxable	22,155	158	2.84%	24,618	187	3.01%
Non-taxable	3,982	42	4.20%	3,910	43	4.36%

Total investments	35,974	268	2.96%	48,931	331	2.68%
Loans[4]	279,959	6,201	8.81%	164,205	3,849	9.30%

Total interest-earning assets	$315,933	$6,469	8.15%	$213,136	$4,180	7.78%

Interest-bearing Liabilities:
Interest-bearing deposits
Interest-bearing demand deposits	$20,564	$10	0.19%	$18,094	$9	0.20%
Money market deposits	76,613	279	1.45%	37,580	87	0.92%
Savings deposits	29,772	50	0.67%	19,187	30	0.62%
Time deposits $100,000 or greater	39,032	192	1.96%	39,295	211	2.13%
Other time deposits	33,814	171	2.01%	28,408	98	1.37%

Total interest-bearing deposits	199,795	702	1.40%	142,564	435	1.21%

FHLB borrowings	11,000	43	1.56%	2,092	6	1.14%
Federal funds purchased	355	2	2.24%	—	—
Subordinated notes payable to subsidiary Trusts[5]	13,151	164	4.96%	—	—
Redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures[5]	—	—		6,000	76	5.03%

Total borrowings	24,506	209	3.39%	8,092	82	4.02%

Total interest-bearing liabilities	$224,301	$911	1.62%	$150,656	$517	1.36%

Net interest income		$5,558			$3,663

Net interest margin[6]			7.00%			6.82%

Distribution, Yield and Rate Analysis of Net Interest Income

	For the Nine Months Ended September 30,
	2004			2003
	Average Balance	Interest Income/ Expense	Average[2] Rate/Yield	Average Balance	Interest Income/ Expense	Average[2] Rate/Yield
	(Dollars in Thousands)
Interest-earning Assets:
Federal funds sold	$5,416	$44	1.09%	$9,189	$73	1.06%
Interest-bearing deposits in financial institutions	4,715	154	4.36%	5,045	178	4.72%
Investment securities:[3]
Taxable	26,613	678	3.40%	25,858	674	3.48%
Non-taxable	4,012	127	4.23%	3,960	132	4.46%

Total investments	40,756	1,003	3.29%	44,052	1,057	3.21%
Loans[4]	241,103	15,869	8.79%	157,372	11,086	9.42%

Total interest-earning assets	$281,859	$16,872	8.00%	$201,424	$12,143	8.06%

Interest-bearing Liabilities:
Interest-bearing deposits
Interest-bearing demand deposits	$19,975	$28	0.19%	$17,471	$36	0.28%
Money market deposits	61,617	551	1.19%	35,267	275	1.04%
Savings deposits	25,167	120	0.64%	17,613	85	0.65%
Time deposits $100,000 or greater	38,777	554	1.91%	37,642	665	2.36%
Other time deposits	32,566	455	1.87%	28,041	292	1.39%

Total interest-bearing deposits	178,102	1,708	1.28%	136,034	1,353	1.33%

FHLB borrowings	11,532	107	1.24%	3,103	29	1.25%
Federal funds purchased	540	6	1.48%	439	6	1.83%
Subordinated notes payable to subsidiary Trusts[5]	12,785	448	4.68%	—	—
Redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures[5]	—	—		6,000	231	5.15%

Total borrowings	24,857	561	3.01%	9,542	266	3.73%

Total interest-bearing liabilities	$202,959	$2,269	1.49%	$145,576	$1,619	1.49%

Net interest income		$14,603			$10,524

Net interest margin[6]			6.92%			6.99%

[2]	Average rates/yields for these periods have been annualized using actual days for 2004 and 2003.
[3]	Yields on income have not been computed on a tax equivalent basis, because tax exempt investments are minimal.
[4]	Loans are gross, which excludes the allowance for loan losses, and net of deferred fees. Nonaccrual loans are included in the table for computation purposes, but the foregone interest of such loans is excluded. Loan fees during the first nine months of 2004 were $2,951,000 compared to $1,898,000 in the first nine months of 2003.
[5]	In 2003 trust preferred securities were consolidated on the Company’s balance sheet. On January 1, 2004 the Company adopted FIN 46 and deconsolidated its trust preferred securities from its balance sheet.
[6]	Net interest income as a percentage of average interest-earning assets.

The following tables set forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities, the amount of change attributable to changes in average daily balances (volume), changes in interest rates (rate), and changes attributable to both the volume and rate (rate/volume):

Rate/Volume Analysis of Net Interest Income

	The Three Months Ended September 30, 2004 vs. 2003
	Increases (Decreases) Due to Change In
	Volume	Rate[7]	Rate7/ Volume	Total
	(Dollars in Thousands)
Increase (Decrease) in Interest Income:
Federal funds sold	$(98)	$54	$24	$(20)
Interest-bearing deposits in financial institutions	(18)	(36)	41	(13)
Investment securities[8]	(71)	(50)	91	(30)
Loans[9]	10,765	(801)	(7,612)	2,352

Total	$10,578	$(833)	$(7,456)	$2,289

Increase (Decrease) in Interest Expense:
Interest-bearing demand deposits	$5	$(1)	$(3)	$1
Money market deposits	359	199	(366)	192
Savings deposits	66	9	(55)	20
Time deposits $100,000 or greater	(6)	(68)	55	(19)
Other time deposits	74	183	(184)	73
FHLB borrowings	102	9	(73)	38
Federal funds purchased	—	—	2	2
Subordinated notes payable to subsidiary trusts	359	(4)	(268)	87

Total	$959	$327	$(892)	$394

Total change in net interest income	$9,619	$(1,160)	$(6,564)	$1,895

Rate/Volume Analysis of Net Interest Income

	The Nine Months Ended September 30, 2004 vs. 2003
	Increases (Decreases) Due to Change In
	Volume	Rate[7]	Rate7/ Volume	Total
	(Dollars in Thousands)
Increase (Decrease) in Interest Income:
Federal funds sold	$(40)	$2	$9	$(29)
Interest-bearing deposits in financial institutions	(16)	(17)	9	(24)
Investment securities[8]	28	(30)	1	(1)
Loans[9]	7,886	(986)	(2,117)	4,783

Total	$7,858	$(1,031)	$(2,098)	$4,729

Increase (Decrease) in Interest Expense:
Interest-bearing demand deposits	$7	$(16)	$1	$(8)
Money market deposits	274	54	(52)	276
Savings deposits	48	(1)	(12)	35
Time deposits $100,000 or greater	27	(171)	33	(111)
Other time deposits	63	133	(33)	163
FHLB borrowings	105	—	(27)	78
Federal funds purchased	2	(2)	—	-—
Subordinated notes payable to subsidiary trusts	349	(28)	(104)	217

Total	$875	$(31)	$(194)	$650

Total change in net interest income	$6,983	$(1,000)	$(1,904)	$4,079

[7]	Rates for these periods on which calculations are based have been annualized using actual days.
[8]	Yields on income have not been computed on a tax equivalent basis, because tax-exempt investments are minimal.
[9]	Loans are gross, which excludes the allowance for loan losses, and net of deferred fees. Nonaccrual loans are included in the table for computation purposes, but the foregone interest of such loans is excluded. Loan fees during the first nine months of 2004 were $2,951,000 compared to $1,898,000 in the first nine months of 2003.

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

The provision for loan losses totaled $1,408,000 for the nine months ended September 30, 2004. This represented an increase of $1,048,000 or 291.1% when compared to $360,000 for the same period in 2003. The increase in the provision was necessary in order to support the Company’s very strong loan growth.

NONINTEREST INCOME

Noninterest income for 1st Centennial includes customer service fees, gains and commissions from sale of loans, increase in the cash surrender value of life insurance policies, broker fee income and other miscellaneous income.

Third quarter analysis. Noninterest income totaled $620,000 for the three months ended September 30, 2004. This represented a decrease of $226,000 or 26.7% when compared to $846,000 for the same period in 2003. The decrease was attributed to $191,000 less income in gains and commissions from sale of loans, which decreased its percent of total noninterest income from 23.76% to 1.61%, and a decrease in broker fee income of $43,000 which decreased its percent of total noninterest income from 10.99% to 8.06%. The decrease in gains and commissions from sale of loans is attributed to less sales in the third quarter of 2004 compared to 2003. The decrease in broker fee income is attributed to less volume in brokered loan sales. The Bank was a more active partner in this market in 2003 than in 2004. For the third quarter ended September 30, 2004 compared to the same period in 2003, noninterest income as an annualized percentage of average earning assets decreased to 0.78% from 1.57% which was attributable to the increase in average earnings assets of $102.8 million.

Nine-month analysis. Noninterest income totaled $2,078,000 for the nine months ended September 30, 2004. This represented a decrease of $182,000 or 8.1% as compared to $2,260,000 for the same period in 2003. The decrease was due to a decrease in broker fee income of $133,000 as a result of fewer loan sales in 2004 than in 2003. For the nine months ended September 30, 2004 as compared to 2003, noninterest income as an annualized percentage of average earning assets decreased to 0.98% from 1.50%. This change was due to the increase in average earning assets of $80.4 million from 2003 to 2004. The Company expects noninterest income to increase, however, not at the same pace as the Company’s asset growth.

The following tables sets forth components of 1st Centennial’s noninterest income for the periods indicated and expresses the amounts as percentage of total noninterest income:

Noninterest Income

	For the Three Months Ended September 30,
	2004		2003
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Customer service fees	$339	54.68%	$297	35.11%
Gains and commissions from sale of loans	10	1.61%	201	23.76%
Increase in cash surrender value of life insurance	74	11.94%	81	9.57%
Broker fee income	50	8.06%	93	10.99%
Other miscellaneous income	147	23.71%	174	20.57%

Total noninterest income	$620	100.00%	$846	100.00%

As a percentage of average earning assets (annualized)		0.78%		1.57%

Noninterest Income

	For the Nine Months Ended September 30,
	2004		2003
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Customer service fees	$906	43.61%	$928	41.07%
Gains and commissions from sale of loans	254	12.22%	267	11.81%
Increase in cash surrender value of life insurance	234	11.26%	235	10.40%
Broker fee income	153	7.36%	286	12.65%
Other miscellaneous income	531	25.55%	544	24.07%

Total noninterest income	$2,078	100.00%	$2,260	100.00%

As a percentage of average earning assets (annualized)		0.98%		1.50%

NONINTEREST EXPENSE

Noninterest expense for the Company includes salaries and employee benefits, net occupancy and equipment, professional services, and other operating expenses.

Third quarter analysis. Noninterest expense totaled $4,215,000 for the three months ended September 30, 2004. This represented an increase of $703,000 or 20.0% as compared to $3,512,000 for the same period in 2003. The increase in noninterest expense was primarily due to the increase of $516,000 in salaries, wages and employee benefits, as a result of additional staffing for our Palm Desert and Irwindale branches and salary increases. For the third quarter ended September 30, 2004 as compared to 2003, noninterest expense as an annualized percentage of average earning assets decreased to 5.31% from 6.54% as a result of the increase in average earnings assets of $102.8 million from 2003 to 2004 and efforts to control overhead expenses.

Nine-month analysis. Noninterest expense totaled $12,072,000 for the nine months ended September 30, 2004. This represented an increase of $1,929,000 or 19.0% as compared to $10,143,000 for the same period in 2003. The increase in noninterest expense was due primarily to increases of $1,494,000, $163,000 and $226,000 in salaries, wages and employee benefits, and marketing expense and professional expense, respectively. Additional staffing and salary increases contributed to the increase in salaries, wages and employee benefits of $1,494,000 while the increase in marketing expense of $163,000 was attributable to expenses related to ongoing business development efforts. The increase in professional expense of $226,000 was attributable to costs incurred to comply with the Sarbanes Oxley act of 2002 and expenses related to Audits, Exams, CPA fees and other professional expenses. For the nine months ended September 30, 2004 as compared to 2003, noninterest expense as an annualized percentage of average earning assets decreased to 5.72% from 6.73%, which can be attributed to the increase in average earnings assets of $80.4 million from 2003 to 2004 and efforts to control overhead expenses.

The following tables set forth components of 1st Centennial’s noninterest expense for the periods indicated and expresses the amounts as a percentage of total noninterest expense:

Noninterest Expense

	For the Three Months Ended September 30,
	2004		2003
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Salaries, wages and employee benefits	$2,652	62.92%	$2,136	60.83%
Net occupancy expense	366	8.68%	388	11.05%
Marketing	174	4.13%	168	4.78%
Data processing fees	209	4.96%	191	5.44%
Professional fees	215	5.10%	155	4.41%
Postage, telephone, supplies	122	2.89%	149	4.24%
Directors’ fees	47	1.12%	44	1.25%
Other operating expense	430	10.20%	281	8.00%

Total noninterest expense	$4,215	100.00%	$3,512	100.00%

As a percentage of average earning assets (annualized)		5.31%		6.54%

Noninterest Expense

	For the Nine Months Ended September 30,
	2004		2003
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Salaries, wages and employee benefits	$7,424	61.51%	$5,930	58.46%
Net occupancy expense	1,081	8.95%	1,164	11.48%
Marketing	551	4.56%	388	3.83%
Data processing fees	629	5.21%	581	5.73%
Professional fees	663	5.49%	437	4.31%
Postage, telephone, supplies	415	3.44%	473	4.66%
Directors’ fees	140	1.16%	131	1.29%
Other operating expense	1,169	9.68%	1,039	10.24%

Total noninterest expense	$12,072	100.00%	$10,143	100.00%

As a percentage of average earning assets (annualized)		5.72%		6.73%

FINANCIAL CONDITION

GENERAL

The Company’s total assets were $356.5 million at September 30, 2004, an increase of $102.1 million or 40%, compared to total assets of $254.4 million at December 31, 2003. Total deposits at September 30, 2004 were $290.1 million, which represents an increase of $77.3 million, or 36% from total deposits of $212.8 million at December 31, 2003. Total loans, net of the allowance for loan losses and unearned income increased $114.8 million or 61% to $303.0 million at September 30, 2004 compared to $188.2 million at December 31, 2003. Strong loan demand in the Company’s market areas contributed to the increase in total assets and total loans.

Noninterest-bearing accounts were $18.9 million or 28% higher at September 30, 2004 as compared to December 31, 2003. Interest-bearing and money market accounts were $41.3 million or 69% higher at September 30, 2004 as compared to December 31, 2003. These deposit increases combined with the issuance of Centennial Capital Trust II of $7.0 million, (See NOTE 6 of the notes to condensed Consolidated Financial Statements), and the addition of $12.4 million in FHLB borrowings were used to support our loan growth from December 31, 2003 to September 30, 2004.

LOANS

Total gross loans were $308.0 million at September 30, 2004 as compared to $191.3 million at December 31, 2003. Total gross loans represented 86% of total assets at September 30, 2004 as compared to 75% of total assets at December 31, 2003. Total gross loans increased by $116.7 million or 61% for the first nine months of 2004. Construction and development loans increased $63.3 million or 90% during the first nine months of 2004 due to continuing strong demand for affordable housing in our market areas. Commercial loans increased $41.1 million, or 98% during the first nine months of 2004 due to our strong business climate and loan demand. From December 31, 2003 to September 30, 2004, real estate loans as a percentage of total gross loans decreased to 71% from 74% while commercial loans increased to 27% from 22%.

The following table shows the amounts of total loans outstanding by category as of the dates indicated:

Loan Portfolio Composition

	September 30, 2004		December 31, 2003
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Real estate loans:
Construction and development	$133,969	43.50%	$70,654	36.94%
Residential loans	3,809	1.24%	6,169	3.23%
Commercial and multi-family	80,344	26.09%	64,260	33.60%
Commercial loans	83,147	27.00%	42,009	21.94%
Consumer loans	2,066	0.67%	2,035	1.06%
Equity lines of credit	3,425	1.11%	4,088	2.14%
Credit card and other loans	1,213	0.39%	2,063	1.09%

Total gross loans	307,973	100.00%	191,278	100.00%

Less:
Unearned income	(1,536)		(948)
Allowance for loan and lease losses	(3,448)		(2,108)

Total net loans	$302,989		$188,222

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

Nonperforming assets include loans for which interest is no longer accruing, loans 90 or more days past due, restructured loans, and other real estate owned. Nonperforming assets at September 30, 2004 decreased $428,000 to $193,000, from $621,000 at December 31, 2003, representing 0.06% and 0.33% of gross loans, respectively. This decrease was primarily attributed to the charge-off of three commercial loans, and the pay-off of one construction loan, and the pay-off of one commercial and multi-family loan.

Nonperforming assets at September 30, 2004 were $193,000, which represents a decrease of $571,000, from $764,000 at September 30, 2003. Nonperforming assets represented 0.06% and 0.46% of gross loans at September 30, 2004 and 2003, respectively. This decrease was primarily attributable to the pay-off of $510,000 in nonaccrual construction and development loans coupled with charge-offs of $83,000 in the commercial loan category.

The following table provides information with respect to all nonperforming assets as of September 30, 2004 and 2003, and December 31, 2003:

Nonperforming Assets

	September 30, 2004	December 31, 2003	September 30, 2003
	(Dollars in Thousands)
Nonaccrual loans:[10]
Real estate loans:
Construction and development	$—	$69	$510
Residential loans	—	—	—
Commercial and multi-family	55	353	57
Commercial loans	97	175	180
Consumer loans	—	8	17
Equity lines of credit	—	—	—
Credit card and other loans	36	16	—

Total nonaccrual loans	$188	$621	$764

Loans 90 days or more past due (as to principal or interest) and still accruing:
Real estate loans:
Construction and development	—	—	—
Residential loans	—	—	—
Commercial and multi-family	—	—	—
Commercial loans	—	—	—
Consumer loans	—	—	—
Equity lines of credit	—	—	—
Credit card and other loans	5	—	—

Total loans 90 days or more past due and still accruing	$5	$—	$—

Restructured loans[11]	$—	$—	$—

Total nonperforming loans	$193	$621	$764
Other real estate owned	—	—	—

Total nonperforming assets	$193	$621	$764

Nonperforming loans as a percentage of total gross loans[12]	0.06%	0.33%	0.46%
Nonperforming assets as a percentage of total gross loans and other real estate owned	0.06%	0.33%	0.46%
Allowance for loan losses to nonperforming loans	1,786.53%	339.45%	276.57%
Allowance for loan losses	$3,448	$2,108	$2,113

[10]	During the nine months ended September 30, 2004, no income related to these loans was included in net income. Additional interest income of approximately $6,000, would have been recorded for the nine months ended September 30, 2004 if these loans had been paid in accordance with their original terms and had been outstanding throughout the applicable period then ended or, if not outstanding throughout the applicable period then ended, since origination.
[11]	A “restructured loan” is one the terms of which were negotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower.
[12]	Total loans are gross loans less unearned income.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses totaled $3.4 million at September 30, 2004 versus $2.1 million at December 31, 2003. The process for monitoring the adequacy of the allowance, as well as supporting documentation regarding the allowance follows.

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

The Company establishes an Allowance for Loan and Lease Losses through charges to earnings based on Management’s evaluation of the loan portfolio and a number of other criteria. If warranted, the allowance may be increased by regular provisions in order to maintain a proper relationship to the aggregate funded and unfunded loan portfolio. The provision may be influenced by the amount of charge-offs and/or recoveries. The adequacy of the Allowance for Loan and Lease Losses (ALLL) is determined by a number of factors that are included in the Company’s ALLL methodology.

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

Another analytical tool used is a Migration Analysis. This tool tracks loan losses and recoveries over reasonable time horizons to determine a level of ALLL based on historical loss history by loan category. This methodology is structured such that the amount allocated to the reserve defaults to the higher of 1) that, which is based on historical losses, or 2) other risk weight factors consistent with those utilized in the Portfolio Risk Analysis. This approach attempts to prevent an unreasonably low reserve level in the event actual loan loss history is low.

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

As of September 30, 2004, the aggregate loan portfolio risk ratings were stratified as follows:

Pass/Homogeneous:	94.49%

Special Mention:	4.91%

Substandard:	0.58%

Doubtful:	0.02%

The allowance for loan losses as a percentage of total loans outstanding as of September 30, 2004 was 1.13%, as compared to 1.28% at September 30, 2003 and 1.11% at December 31, 2003. Net charge-offs during the first nine months of 2004 approximated $68,000, or 0.03% of average total loans as compared to $19,000, or 0.01% of average total loans during the same period in 2003.

The following table summarizes the changes in the allowance for loan losses for the periods indicated:

Allowance for Loan Losses

	September 30, 2004	December 31, 2003	September 30, 2003
	(Dollars in Thousands)
Balances:
Average total loans outstanding during period	$241,103	$161,207	$157,372

Total loans outstanding at end of period, net of unearned income	$306,437	$190,330	$165,300

Allowance for Loan Losses:
Balance at beginning of period	$2,108	$1,772	$1,772

Charge-offs:
Real estate loans:
Construction and development	—	—	—
Residential loans	—	—	—
Commercial and multi-family	—	—	—
Commercial loans	121	217	206
Consumer loans	14	2	2
Equity lines of credit	—	—	—
Credit card and other loans	16	2	2

Total charge-offs	151	221	210

Recoveries:
Real estate loans:
Construction and development	—	—	—
Residential loans	2	23	22
Commercial and multi-family	—	—	—
Commercial loans	77	140	135
Consumer loans	3	34	34
Equity lines of credit	—	—	—
Credit card and other loans	1	—	—

Total recoveries	83	197	191

Net charge-offs	(68)	(24)	(19)

Provision charged to operations	1,408	360	360

Allowance for loan losses balance, end of period	$3,448	$2,108	$2,113

Ratios:[13]
Net loan charge-offs to average total loans	0.03%	0.01%	0.01%
Allowance for loan losses to average total loans	1.43%	1.31%	1.34%
Allowance for loan losses to total loans at end of period	1.13%	1.11%	1.28%
Allowance for loan losses to total nonperforming loans	1,786.53%	339.45%	276.57%
Net loan (charge-offs) recoveries to allowance for loan losses at end of period	(1.97)%	(1.14)%	(0.90)%
Net loan (charge-offs) recoveries to provision for loan losses	(4.83)%	(6.67)%	(5.28)%

[13]	Total loans are gross loans less unearned income.

The following table summarizes the allocation of the allowance for loan losses for the periods indicated:

Allocation of Allowance for Loan Losses

	September 30, 2004		December 31, 2003
Balance at End of Period Applicable to	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans
	(Dollars in Thousands)
Real estate loans:
Construction and development	$1,745	43.50%	$534	36.94%
Residential loans	45	1.24%	114	3.23%
Commercial and multi-family	448	26.09%	392	33.60%
Commercial loans	1,131	27.00%	975	21.94%
Consumer loans	27	0.67%	23	1.06%
Equity lines of credit	36	1.11%	46	2.14%
Credit card and other loans	16	0.39%	24	1.09%

Total allowance for loan losses	$3,448	100.00%	$2,108	100.00%

Total loans net of unearned income	$306,437		$190,330

INVESTMENTS

1st Centennial’s investment portfolio provides income to the Company and also serves as a source of liquidity. Total yield, risk and maturity are among the factors considered in building the investment portfolio. Pursuant to FASB 115, securities must be classified as “held to maturity,” “available for sale,” or “trading securities.” Those securities held in the “available for sale” category must be carried on the Company’s books at fair market value. At September 30, 2004 and December 31, 2003, 100% of the investment securities owned by the Company were classified as “Available for Sale.”

At September 30, 2004, the Company’s investment portfolio at fair value consisted of $19.3 million in federal agency mortgage-backed securities, $4.3 million in obligations of states and local government securities, $451,000 in U.S. treasury and government securities, and $487,000 of marketable equity securities, for a total of $24.5 million. At December 31, 2003 the totals were $30.5 million, $4.3 million, $718,000 and $487,000 respectively for total investments of $36.0 million. The $11.5 million or 32% decrease in the Company’s investment portfolio was primarily due to principal paydowns on federal agency mortgage-backed securities. These funds were used to support the Company’s loan growth.

The Company also has investments in interest-bearing time certificates of deposit at other financial institutions totaling $4.3 million at September 30, 2004 versus $4.8 million at December 31, 2003.

The following table is a comparison of amortized cost and fair value of investment securities at September 30, 2004 and December 31, 2003:

Investment Portfolio

	September 30, 2004				December 31, 2003
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in Thousands)
Available for Sale:
U.S. treasury and government agency securities	$450	$1	$—	$451	$705	$13	$—	$718
Federal agency mortgage-backed securities	19,222	133	(82)	19,273	30,302	285	(63)	30,524
Obligations of states and local government securities	4,073	212	—	4,285	4,084	213	—	4,297
Marketable equity securities	487	—	—	487	487	—	—	487

Total	$24,232	$346	$(82)	$24,496	$35,578	$511	$(63)	$36,026

DEPOSITS

Total deposits increased $77.3 million, or 36%, to $290.1 million at September 30, 2004 from $212.8 million at December 31, 2003. Noninterest-bearing accounts increased $18.9 million or 28% at September 30, 2004 as compared to December 31, 2003. Interest-bearing and money market accounts increased $41.3 million or 69% at September 30, 2004 as compared to December 31, 2003 and increased its percent of total deposits from 28.26% to 34.95%. Savings deposit accounts increased $8.1 million or 39% at September 30, 2004 as compared to December 31, 2003 while other time deposits increased $8.1 million or 31% at September 30, 2004 as compared to December 31, 2003. The increase in interest-bearing and money market accounts was primarily the result of a promotional money market account offered to businesses and consumers during the second quarter of 2004.

The Company’s cost of funds is calculated as total interest expense on interest-bearing deposits and other interest-bearing liabilities as a percentage of average interest-bearing deposits and other interest-bearing liabilities. From September 30, 2003 to September 30, 2004, total average deposits increased $60.6 million or 31%. Average money market deposits as a percentage of average total deposits increased to 24% on September 30, 2004, from 18% on September 30, 2003 while during this one-year period, time deposits $100,000 or more declined from 19% on September 30, 2003 to 15% on September 30, 2004. Although there was a decline in time deposits $100,000 or more as a percentage to total average deposits, time deposits $100,000 or more increased $1.1 million or 3% from a year ago.

The rate paid on the Bank’s interest-bearing deposits dropped from 1.33% on September 30, 2003 to 1.28%, or 5 basis points on September 30, 2004, primarily attributable to time deposits of $100,000 or more maturing and renewing at a lower rate. For all interest bearing liabilities the average rate for the nine months ended September 30, 2004 was 1.49% as compared to 1.49% for the same period in 2003, and 1.43% for the year ended December 31, 2003.

The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated:

Average Deposits and Other Borrowings

	Nine Months Ended September 30, 2004		Year Ended December 31, 2003
	Average Balance	Average Rate[14]	Average Balance	Average Rate
	(Dollars in Thousands)
Demand deposits, noninterest bearing	$77,286	0.00%	$60,543	0.00%

Interest-bearing deposits:
Interest-bearing demand deposits	19,975	0.19%	17,851	0.24%
Money market deposits	61,617	1.19%	36,666	0.97%
Savings deposits	25,167	0.64%	18,266	0.63%
Time deposits $100,000 or greater	38,777	1.91%	37,834	2.25%
Other time deposits	32,566	1.87%	27,804	1.43%

Total interest-bearing deposits	178,102	1.28%	138,421	1.27%

FHLB borrowings	11,532	1.24%	2,679	1.23%
Federal funds purchased	540	1.48%	404	1.73%
Subordinated notes payable to subsidiary trusts	12,785	4.68%	—
Redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures	—		6,000	5.12%

Total deposits and other borrowings	$280,245	1.08%	$208,047	1.01%

Average rate excluding noninterest bearing demand deposits		1.49%		1.43%

The following table sets forth the scheduled maturities of time certificates of deposit accounts outstanding in amounts of $100,000 or more at September 30, 2004 and December 31, 2003:

Maturities of Time Deposits of

$100,000 or More

(Dollars in Thousands)

	Nine Months Ended September 30, 2004	Year Ended December 31, 2003
Three months or less	$12,396	$12,421
Over three months through six months	8,332	13,293
Over six months through twelve months	12,623	9,599
Over twelve months	6,727	3,877

Total	$40,078	$39,190

[14]	Rates for these periods on which calculations are based have been annualized using actual days.

LIQUIDITY

The Company’s liquidity is primarily a reflection of 1st Centennial’s ability to raise money quickly, without principal loss and at a reasonable cost to meet loan demand and deposit withdrawals, and to service other liabilities as they come due. 1st Centennial has adopted policies to manage its liquidity position so it can respond to changes in the financial environment and ensure that sufficient funds are available to meet those needs. Generally, 1st Centennial’s major sources of liquidity are customer deposits, maturities, paydowns and sales of investment securities, the use of federal funds markets, borrowings from correspondent banks, borrowings from the Federal Home Loan Bank (FHLB) and net cash provided by operating activities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments, which are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors, are not. Liquid asset balances include cash, amounts due from other banks, federal funds sold, and unpledged securities available-for-sale.

In light of the Company’s growth, the Board of Directors changed the liquidity policy to maintain a ratio of 10 - 20% from 20%. In addition, the Company increased its off balance sheet liquidity sources. In order to augment liquidity, 1st Centennial Bank has Federal Funds borrowing arrangements with three correspondent banks totaling $15.0 million, and a secured line of credit with the FHLB totaling approximately $22.6 million.

The Company’s liquidity ratio, which is a measure of liquid assets to deposits, plus short-term liabilities, plus FHLB borrowings pledged, due within one year, less pledged securities for treasury tax and loan, declined at the end of the third quarter of 2004 as compared to December 31, 2003. The ratio of total liquid assets to ending assets as of December 31, 2003 was 15.59% as compared to 4.57% as of September 30, 2004. The ratio of total liquid assets to ending deposits, plus short-term liabilities, plus borrowings due within one year, less pledged securities for treasury tax and loan as of December 31, 2003 was 17.86% as compared to 5.18% as of September 30, 2004.

In order to help support the Company’s $114.8 million increase in net loans, the Company pledged approximately $16.3 million in securities and $4.0 million in loans as of September 30, 2004 to the FHLB as collateral against our secured line of credit. As a result, unpledged securities at fair market value decreased to $4.3 million as of September 30, 2004 from $24.9 million at December 31, 2003. In July 2004, with Federal Reserve Bank (FRB) approval, we began to internally reclassify various deposits in order to decrease our reserve requirement at the FRB. This action, coupled with increasing our pledged securities with the FHLB, reduced liquidity by decreasing “Cash and due from banks” and “Unpledged securities available for sale”.

While we are out of compliance with our internal liquidity policies, we see a benefit in the ability to increase earnings through loan growth. As the Company continues to grow, it is apparent that traditional funding sources, such as core deposits, may be more difficult to attract, or may not grow at the same pace as loans.

The Company has a plan in place to increase deposits by:

1)	Advertising its deposit rates;

2)	Revising the incentive program for business development officers to reward deposit growth;

3)	Hire personnel whose primary focus is deposit growth;

4)	Special deposit promotions;

5)	Buying brokered deposits and public funds to a limit of 5% of total deposits;

6)	Use of the FHLB for borrowings;

7)	Short-term borrowings from our correspondent banks; and

8)	Sale of loan participations to other banks.

Management is of the opinion that the standby funding sources it has arranged for are adequate to meet 1st Centennial’s current and anticipated short-term liquidity needs.

The following table sets forth certain information with respect to 1st Centennial’s liquidity as of September 30, 2004 and December 31, 2003.

Liquidity

	September 30, 2004	December 31, 2003
	(Dollars in Thousands)
Cash and due from banks	$7,577	$9,948
Federal funds sold	130	—
Interest earning deposits	4,342	4,806
Unpledged securities, at fair market value[15]	4,246	24,898

Total liquid assets	$16,295	$39,652

Liquidity ratios:
Ending assets	4.57%	15.59%
Ending deposits	5.18%	17.86%

[15]	The decrease in unpledged securities of $20.7 million was the result of increased borrowing and principal paydowns at the Federal Home Loan Bank on the secured borrowing line of credit.

ASSET/LIABILITY MANAGEMENT

1st Centennial seeks to control its interest rate risk exposure in a manner, which will allow for adequate levels of earnings and capital over a range of possible interest rate environments. 1st Centennial has adopted formal policies and practices to monitor and manage interest rate risk exposure. As part of this effort, 1st Centennial measures interest rate risk utilizing both a modeling program from an outside vendor, as well as third party sources reports, which can be compared and analyzed together, enabling management to better manage economic risk and interest rate risk.

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

In connection with the foregoing strategy, 1st Centennial studies the net change in interest income and net interest margin given immediate and parallel interest rate shocks over a 12-month horizon. 1st Centennial’s goal is to manage the effect of these changes within Board-established parameters for up/down 100 and 200 basis points. Shown below are possible changes to net interest income16 and the net interest margin16 based upon the model’s program under 100 and 200 basis point increases or decreases as of September 30, 2004:

Change (in Basis Points)	Net Interest Income (next twelve months)	Change in Net Interest Income	% Change in Net Interest Income	Net Interest Margin
	(Dollars in Thousands)
+ 200	$20,304	$2,746	15.64%	6.03%
+ 100	18,921	1,364	7.77%	5.62%
0	17,558	—	—	5.22%
– 100	16,177	(1,381)	(7.86)%	4.82%
– 200	14,397	(3,162)	(18.00)%	4.29%

These results indicate the effect of immediate rate changes, and do not consider the yield from reinvesting in short-term versus long-term instruments. The above table shows values in a sudden, significant upward or downward movement, the latter of which is highly unlikely due to the low interest rates at September 30, 2004. The net interest margin will improve if rates rise and decline if rates fall. The results indicated by the report are considered acceptable by management and the Board of Directors.

[16]	Excluding loan fees.

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

Total stockholders’ equity was $26.6 million at September 30, 2004, compared to $24.4 million at December 31, 2003. The increase of $2.2 million or 9% during the first nine months of 2004 was primarily due to $2,032,000 in year-to-date net income and proceeds of $275,000 from the exercise of stock options, less the $110,000 decline in the unrealized gain of marketable securities.

The following table illustrates the capital and prompt corrective action guidelines applicable to the Company and 1st Centennial Bank, as well as their total risk-based capital ratios, Tier 1 capital ratios and leverage ratios as of September 30, 2004 and December 31, 2003:

Risk-based capital ratios

	At 9/30/04	At 12/31/03	Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions	Minimum Capital Requirement
1st Centennial Bancorp:

Total Risk-Based capital ratio	11.97%	13.63%	10.00%	8.00%
Tier 1 Risk-Based capital ratio	9.50%	12.48%	6.00%	4.00%
Tier 1 Leverage Ratio	9.19%	10.79%	5.00%	4.00%

1st Centennial Bank:

Total Risk-Based capital ratio	11.45%	12.67%	10.00%	8.00%
Tier 1 Risk-Based capital ratio	10.26%	11.53%	6.00%	4.00%
Tier 1 Leverage Ratio	9.92%	9.97%	5.00%	4.00%

Of the Company’s $31.0 million of Tier 1 capital at September 30, 2004, $8.8 million consisted of Trust Preferred Securities. Trust Preferred Securities, up to the amount of 25% of Tier 1 capital, are considered to be Tier 1 capital for regulatory purposes, but classified as long-term debt in accordance with generally accepted accounting principles. The remainder of the $13 million of Trust Preferred Securities is included in Tier 2 capital.

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

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the third quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation of Centennial First Financial Services (Incorporated by reference from Exhibit to the Company’s Registration Statement on Form S-4 filed on October 20, 1999.)

3.2	Amendment to Articles of Incorporation of Centennial First Financial Services filed May 5, 2000 (Incorporated by reference to Exhibit to Company’s Form 10-QSB for the quarter ended June 30, 2002.)

3.3	Amendment to Articles of Incorporation of Centennial First Financial Services filed February 18, 2003 (Incorporated by reference to Exhibit to Company’s Form SB-2 filed on March 13, 2003.)

3.4	Restated By-Laws of Centennial First Financial Services (Incorporated by reference from Exhibit to the Company’s Form 10-QSB for the quarter ended June 30, 2002.)

10.1	Brea Branch Lease, dated September 20, 2000 (Incorporated by reference from Exhibit to the Company’s Registration Statement on Form SB-2 filed on March 21, 2001.)

10.2	Form of Indemnification Agreement (Incorporated by reference from Exhibit to the Company’s Registration Statement on Form SB-2 filed on March 21, 2001.)

10.4	Salary Continuation Agreement of Timothy P. Walbridge, dated August 1, 2001 (Incorporated by reference from Exhibit to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001.)

10.6	Employment Agreement of Timothy P. Walbridge, dated December 1, 2001 (Incorporated by reference from Exhibit 10.7 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001.)

10.7	Employment Agreement of Beth Sanders, dated December 1, 2001 (Incorporated by reference from Exhibit 10.8 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001.)

10.8	Amendment to Salary Continuation Agreement of Timothy P. Walbridge, dated December 1, 2001 (Incorporated by reference from Exhibit 10.9 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001.)

10.9	Redlands Centennial Bank Employee Stock Ownership Plan, dated February 1, 2000 (Incorporated by reference from Exhibit 10.11 to Form 10-QSB for the fiscal quarter ended March 31, 2000.)

10.10	Amended and Restated Stock Incentive Plan. (Incorporated by reference to Form 10-QSB for the quarter ended March 31, 2004.)

10.11	Palomar Community Bank (now Escondido branch) lease dated April 15, 1987 (Incorporated by reference from Exhibit 10.13 to Form 10-QSB for the fiscal quarter ended March 31, 2002.)

10.12	Indenture for Trust Preferred Securities dated July 11, 2002 (Incorporated by reference from Exhibit 10.14 to Form 10-QSB for the fiscal quarter ended September 30, 2002.)

10.13	Amended and Restated Declaration of Trust for trust preferred securities dated July 11, 2002 (Incorporated by reference from Exhibit 10.15 to Form 10-QSB for the fiscal quarter ended September 30, 2002.)

10.14	Guarantee Agreement for Trust Preferred Securities dated July 11, 2002 (Incorporated by reference from Exhibit 10.16 to Form 10-QSB for the fiscal quarter ended September 30, 2002.)

10.15	Salary Continuation Agreement of Suzanne Dondanville, dated December 17, 2002 (Incorporated by reference from Exhibit 10.17 to Form SB-2 dated March 13, 2003.)

10.16	Salary Continuation Agreement of Clifford Schoonover, dated December 17, 2002 (Incorporated by reference from Exhibit 10.18 to Form SB-2 dated March 13, 2003.)

10.17	Amendment to Construction Department Lease dated August 28, 2002 (Incorporated by reference from Exhibit 10.20 to Form SB-2 dated March 13, 2003.)

10.18	Commercial Lending Group Lease, dated December 23, 2002 (Incorporated by reference from Exhibit 10.21 to Form SB-2 dated March 13, 2003.)

10.19	Palm Desert Branch Lease, dated November 13, 2002 (Incorporated by reference from Exhibit 10.22 to Form 10-KSB for the year ended December 31, 2002.)

10.20	Amendment to Escondido Branch Lease, dated June 6, 2001 (Incorporated by reference from Exhibit 10.23 to Form 10-KSB for the year ended December 31, 2002.)

10.21	Amendment to Salary Continuation Agreement of Suzanne Dondanville, dated December 17, 2002. (Incorporated by reference from Exhibit 10.24 to Form 10-KSB for the year ended December 31, 2003.)

10.22	Amendment to Salary Continuation Agreement of Anne Elizabeth Sanders, dated December 1, 2001. (Incorporated by reference from Exhibit 10.25 to Form 10-KSB for the year ended December 31, 2003.)

10.23	Amendment to Salary Continuation Agreement of Clifford Schoonover, dated December 17, 2002. (Incorporated by reference from Exhibit 10.26 to Form 10-KSB for the year ended December 31, 2003.)

10.24	Amendment to Salary Continuation Agreement of Timothy P. Walbridge, dated August 1, 2001. (Incorporated by reference to Form 10-QSB for the quarter ended March 31, 2004.)

10.25	Indenture for Trust Preferred Securities dated January 15, 2004. (Incorporated by reference to Form 10-QSB for the quarter ended March 31, 2004.)

10.26	Amended and Restated Declaration of Trust for Trust Preferred Securities dated January 15, 2004. (Incorporated by reference to Form 10-QSB for the quarter ended March 31, 2004.)

10.27	Guarantee Agreement for Trust Preferred Securities dated January 15, 2004. (Incorporated by reference to Form 10-QSB for the quarter ended March 31, 2004.)

10.28	Amendment to Brea Branch Lease dated August 16, 2004.

10.29	Irwindale Branch Lease, dated August 12, 2004.

10.30	Salary Continuation Agreement of Anne Elizabeth Sanders, dated December 1, 2001. (Supersedes exhibit 10.5 Salary Continuation Agreement of Beth Sanders, dated October 1, 2001).

21.1	Subsidiaries of 1st Centennial Bancorp. (Incorporated by reference to Form 10-QSB for the quarter ended March 31, 2004.)

31.1	Certification of Chief Executive Officer (Section 302 Certification)

31.2	Certification of Chief Financial Officer (Section 302 Certification)

32	Certification of Periodic Financial Report (Section 906 Certification)

(B)	REPORTS ON FORM 8-K

On July 21, 2004, the Company filed a Current Report on Form 8-K including a press release announcing earnings for the quarter ended June 30, 2004.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1ST CENTENNIAL BANCORP
(Registrant)

Date November 10, 2004	/s/ Beth Sanders
Beth Sanders
Chief Financial Officer
(Principal Accounting Officer, and officer authorized to sign on behalf of the registrant)