Form 10KSB
period 2004-12-31
1ST CENTENNIAL BANCORP
filed 2005-03-25
CIK 1097081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

The registrant’s revenues for its most recent fiscal year were $26,326,000.

As of March 16, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $53.6 million (as quoted by Yahoo! at $35.60 per share).

The number of shares of Common Stock of the registrant outstanding as of March 16, 2005 was 1,944,564.

Documents Incorporated by Reference: Portions of the definitive proxy statement for the 2005 Annual Meeting of Shareholders to be filed with the United States Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 9-12 and Item 14.

PART I

ITEM 1. BUSINESS

General

1st Centennial Bancorp

1st Centennial Bancorp (formerly Centennial First Financial Services) is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, and is headquartered in Redlands, California. We were incorporated in August 1999 and acquired 100% of the outstanding shares of 1st Centennial Bank (formerly Redlands Centennial Bank) in December 1999. Our principal offices are located at 218 East State Street, Redlands, California. Our telephone number is (909) 798-3611, and our website address is www.1stcent.com. In August 2001, we acquired Palomar Community Bank in Escondido, California. Palomar Community Bank was formerly a savings and loan association, which converted to a state-chartered commercial bank in November 1999. In May 2002, Palomar Community Bank was merged into 1st Centennial Bank, so that our principal subsidiary is now 1st Centennial Bank. Our only other subsidiaries are Centennial Capital Trust I, and Centennial Capital Trust II, which were formed in July 2002 and January 2004, respectively, solely to facilitate the issuance of capital trust pass-through securities. This additional regulatory capital is intended allow us to stay on track with current expansion plans without any impairment of risk-based capital ratios. (See Note 8 to Notes to Consolidated Financial Statements). While current rates and underwriting fees are substantially lower than when we issued our first $6 million in 2002, the cost of this money is still higher than we would otherwise pay for shorter-term borrowings from the Federal Home Loan Bank or from brokered deposit markets. The issuance of these trust preferred securities totaling $13 million has, therefore, slightly increased our overall funding costs. Pursuant to FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), these trusts are not reflected on a consolidated basis in our financial statements.

Our principal source of income is currently dividends from 1st Centennial Bank, but we intend to explore supplemental sources of income in the future. Our expenditures, including but not limited to the payment of dividends to shareholders, if and when declared by the Board of Directors, and the cost of servicing debt, will generally be paid from such payments made to us by the Bank.

As of December 31, 2004, the Company had total consolidated assets of $356.7 million, total consolidated net loans of $308.0 million, total consolidated deposits of $291.8 million and total consolidated stockholders’ equity of $28.0 million. Our liabilities include $13 million in debt obligations due to Centennial Capital Trust I, and Centennial Capital Trust II, related to capital trust pass-through securities issued by those entities

1st Centennial Bank

1st Centennial Bank is an independent California state-chartered bank, which commenced operations in 1990. In addition to our main office and corporate headquarters in Redlands, in San Bernardino County, we operate three full-service branch offices in Southern California, one in Escondido, in San Diego County, one in Palm Desert, in Riverside County, and one in Brea, in Orange County. We also operate a Real Estate & Construction Loan Division in Redlands, a Small Business Administration / Commercial Loans Conduit Group loan production office and a Religious Lending Group, located in Brea, Orange County, and a Home Owners Association Group in Escondido, in San Diego County. In addition, we intend to open two full service branch offices. One in Irwindale in Los Angeles County, in the 1st quarter of 2005 and the other in Temecula in Riverside County, in the 2nd quarter of 2005. Although our application to open the Temecula branch has not been approved, a location has been identified for this new branch. There can be no assurance that we will in fact open a branch in Temecula, or if we do open a branch, that it will be opened in the time frame which we currently anticipate.

Our lending activity is concentrated primarily in real estate loans (including construction, and development, residential and commercial and multi-family loans), which constituted 65% of our loan portfolio as of December 31, 2004, and commercial loans, which constituted 32% of our loan portfolio as of December 31, 2004.

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

Recent Developments

7% Stock dividend

On February 25, 2005, the Company announced that the Board of Directors approved a 7% stock dividend to shareholders of record on March 15, 2005, and payable April 15, 2005. The action was approved at the regularly scheduled Board Meeting on February 25, 2005. The effect will result in approximately an additional 136,000 shares of common stock outstanding.

1st Centennial Wealth Strategies Group

Effective March 1, 2005 the Company no longer offers non-deposit and investment products through 1st Centennial Wealth Strategies Group this division has been dissolved.

Irwindale Branch

Our full service branch office in Irwindale, Los Angeles County, California opened on February 22, 2005.

Recent accounting pronouncements

Information on recent accounting pronouncements is contained in Footnote 1 to the Consolidated Financial Statements.

Employees

As of December 31, 2004 we had 111 full time equivalent employees.

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

In addition to other banks, competitors include savings institutions, credit unions, and numerous non-banking institutions such as finance companies, leasing companies, insurance companies, brokerage firms, and investment banking firms. In recent years, increased competition has also developed from specialized finance and non-finance companies that offer wholesale finance, credit card, and other consumer finance services, including on-line banking services and personal finance software. Strong competition for deposit and loan products affects the rates of those products as well as the terms on which they are offered to customers. Mergers between financial institutions have placed additional pressure on banks within the industry to streamline their operations, reduce expenses, and increase revenues to remain competitive. Competition has also intensified due to recently enacted federal and state interstate banking laws, which permit banking organizations to expand geographically, and the California market has been particularly attractive to out-of-state institutions. The Financial Modernization Act, which became effective in March 2000, has made it possible for full affiliations to occur between banks and securities firms, insurance companies, and other financial companies, and has also intensified competitive conditions. See “-Financial Modernization Act” below.

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

In order to compete with the other financial services providers, we principally rely upon local promotional activities, personal relationships established by our officers, directors, and employees with our customers, and specialized services tailored to meet the needs of the communities we serve. In those instances where we are unable to accommodate a customer’s needs, we may arrange for those services to be provided by our correspondent banks. We also have “preferred lender” or “PLP” status with the Small Business Administration (SBA), which enables us to approve SBA loans faster than many of our competitors. In order to compete on the technological front, we maintain an Internet website with account management, inter-bank and intra-bank transfer, and bill payment services.

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

The Federal Reserve Board has by regulation determined certain activities in which a bank holding company may or may not conduct business. A bank holding company must engage, with certain exceptions, in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks. The permissible activities and affiliations of certain bank holding companies were expanded in 2000 by the Financial Modernization Act. See “-Financial Modernization Act” below.

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

The earnings and growth of the Bank are largely dependent on its ability to maintain a favorable differential or “spread” between the yield on its interest-earning assets and the rate paid on its deposits and other interest-bearing liabilities. As a result, our performance is influenced by general economic conditions, both domestic and foreign, the monetary and fiscal policies of the federal government, and the policies of the regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (such as seeking to curb inflation and combat recession) by its open-market operations in U.S. Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements, and by varying the discount rate applicable to borrowings by banks which are members of the Federal Reserve System. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

Capital Adequacy Requirements

1st Centennial Bank and 1st Centennial Bancorp are subject to the regulations of the FDIC and the Federal Reserve Board, respectively, governing capital adequacy. Those regulations incorporate both risk-based and leverage capital requirements. Each of the federal regulators has established risk-based and leverage capital guidelines for the banks or bank holding companies it regulates, which set total capital requirements and define capital in terms of “core capital elements,” or Tier 1 capital; and “supplemental capital elements,” or Tier 2 capital. Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available for sale investment securities carried at fair market value. The following items are defined as core capital elements: (i) common stockholders’ equity; (ii) qualifying noncumulative perpetual preferred stock and related surplus; and (iii) minority interests in the equity accounts of consolidated subsidiaries. Of the Company’s Tier 1 capital at December 31, 2004, $9.3 million, or approximately 28%, consisted of Trust Preferred Securities. However, no assurance can be given that the Trust Preferred Securities will continue to be treated as Tier 1 capital in the future. Supplementary capital elements include: (i) allowance for loan and lease losses (but not more than 1.25% of an institution’s risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as core capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; and (iv) term subordinated debt and intermediate-term preferred stock and related surplus. Supplemental capital elements, or Tier II capital is generally defined as the sum of the allowance for loan losses (limited to 1.25% of total risk based assets), and trust preferred securities in excess of those qualifying as Tier 1 capital. The maximum amount of supplemental capital elements, which qualifies as Tier 2 capital, is limited to 100% of Tier 1 capital, net of goodwill.

The minimum required ratio of qualifying total capital to total risk-weighted assets is 8.0% (“Total Risk-Based Capital Ratio”), at least one-half of which must be in the form of Tier 1 capital, and the minimum required ratio of Tier 1 capital to total risk-weighted assets is 4.0% (“Tier 1 Risk-Based Capital Ratio”). Risk-based capital ratios are calculated to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under the risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans. As of December 31, 2004, the Bank’s Total Risk-Based Capital Ratio was 11.68% and its Tier 1 Risk-Based Capital Ratio was 10.43%. As of December 31, 2004, the Company’s Total Risk-Based Capital was 12.26% and its Tier 1 Risk Based Capital Ratio was 9.89%.

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

The FDIC and the Federal Reserve Board also require the maintenance of a leverage capital ratio designed to supplement the risk-based capital guidelines. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets (“Leverage Capital Ratio”) of at least 3%. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%. Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans, and federal regulators may, however, set higher capital requirements when warranted by a bank’s particular circumstances. As of December 31, 2004, the Bank’s Leverage Capital Ratio was 9.73%, and the Company’s leverage capital ratio was 9.25%, both exceeding regulatory minimums. See “Item 6, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources.”

Prompt Corrective Action Provisions

Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured financial institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The federal banking agencies have by regulation defined the following five capital categories: “well capitalized” (Total Risk-Based Capital Ratio of 10%; Tier 1 Risk-Based Capital Ratio of 6%; and Leverage Ratio of 5%); “adequately capitalized” (Total Risk-Based Capital Ratio of 8%; Tier 1 Risk-Based Capital Ratio of 4%; and Leverage Ratio of 4%) (or 3% if the institution receives the highest rating from its primary regulator); “undercapitalized” (Total Risk-Based Capital Ratio of less than 8%; Tier 1 Risk-Based Capital Ratio of less than 4%; or Leverage Ratio of less than 4%) (or 3% if the institution receives the highest rating from its primary regulator); “significantly undercapitalized” (Total Risk-Based Capital Ratio of less than 6%; Tier 1 Risk-Based Capital Ratio of less than 3%; or Leverage Ratio less than 3%); and “critically undercapitalized” (tangible equity to total assets less than 2%). As of December 31, 2004 and 2003, the Bank was deemed “well capitalized” for regulatory capital purposes. A bank may be treated as though it were in the next lower capital category if after notice and the opportunity for a hearing, the appropriate federal agency finds an unsafe or unsound condition or practice so warrants, but no bank may be treated as “critically undercapitalized” unless its actual capital ratio warrants such treatment.

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

In addition, banks must pay an amount, which fluctuates but is currently 1.44 cents per $100 of insured deposits, towards the retirement of the Financing Corporation bonds issued in the 1980’s to assist in the recovery of the savings and loan industry.

Community Reinvestment Act

The Bank is subject to certain requirements under the Community Reinvestment Act (CRA) activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations. In measuring a bank’s compliance with its CRA obligations, the regulators utilize a performance-based evaluation system which bases CRA ratings on the bank’s actual lending service and investment performance, rather than on the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements. In connection with its assessment of CRA performance, the FDIC assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” The Bank was last examined for CRA compliance in September 2003, and received a “satisfactory” CRA Assessment Rating.

Other Consumer Protection Laws and Regulations

The bank regulatory agencies are increasingly focusing attention on compliance with consumer protection laws and regulations. Examination and enforcement has become intense, and banks have been advised to carefully monitor compliance with various consumer protection laws and their implementing regulations. The federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in home mortgage lending describing three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment, and evidence of disparate impact. In addition to CRA and fair lending requirements, the Bank is subject to numerous other federal consumer protection statutes and regulations. Due to heightened regulatory concern related to compliance with consumer protection laws and regulations generally, the Bank may incur additional compliance costs or be required to expend additional funds for investments in the local communities it serves.

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

Financial Modernization Act

Effective March 11, 2000, the Gramm-Leach-Bliley Act also known as the “Financial Modernization Act” eliminated most barriers to affiliations among banks and securities firms, insurance companies, and other financial service providers, and enabled full affiliations to occur between such entities. This legislation permits bank holding companies to become “financial holding companies” and thereby acquire securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is “well capitalized” and “well managed” under applicable definition, and has at least a satisfactory rating under the CRA by filing a declaration that the bank holding company wishes to become a financial holding company. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. 1st Centennial Bancorp has no current intention of becoming a financial holding company, but may do so at some point in the future if deemed appropriate in view of opportunities or circumstances at the time.

The Financial Modernization Act defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. A national bank (and therefore, a state bank as well) may also engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a satisfactory CRA rating. Subsidiary banks of a financial holding company or national banks with financial subsidiaries must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a CRA rating of satisfactory or better.

The Financial Modernization Act also imposes significant requirements on financial institutions with respect to the privacy of customer information, and modifies other existing laws, including those related to community reinvestment.

USA Patriot Act of 2001

On October 26, 2001, President Bush signed the USA Patriot Act of 2001 (“The Patriot Act”). Enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. on September 11, 2001, the Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ ability to work cohesively to combat terrorism on a variety of fronts. The potential impact of the USA Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations applicable to financial institutions, including:

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

1st Centennial implemented the requirements under the Patriot Act during 2001 and 2002. Compliance with such requirements has all been accomplished with existing staff, so the financial impact on 1st Centennial has been negligible.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) was enacted to increase corporate responsibility, provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. Sarbanes-Oxley includes important new requirements for public companies in the areas of financial disclosure, corporate governance, and the independence, composition and responsibilities of audit committees. Among other things, Sarbanes-Oxley mandates chief executive and chief financial officer certifications of periodic financial reports, additional financial disclosures concerning off-balance sheet items, and speedier transaction reporting requirements for executive officers, directors and 10% shareholders. In addition, penalties for non-compliance with the Exchange Act were heightened. SEC rules promulgated pursuant to Sarbanes-Oxley impose obligations and restrictions on auditors and audit committees intended to enhance their independence from management, and include extensive additional disclosure, corporate governance and other related rules. Sarbanes-Oxley represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a Board of Directors and management and between a Board of Directors and its committees.

We have not experienced any significant difficulties in complying with Sarbanes-Oxley. However, we have incurred, and expect to continue to incur, significant costs in connection with compliance with Section 404 of Sarbanes-Oxley, which will require management to undertake an assessment of the adequacy and effectiveness of our internal controls over financial reporting and will require our auditors to attest to, and report on, management’s assessment and the operating effectiveness of these controls. While we are not yet technically subject to the requirements of Section 404, as a matter of best practices, we have decided to begin the compliance process early on a voluntary basis to ensure that we do not encounter any problems when compliance becomes mandatory. We have spent approximately $59,000 specifically for compliance with Section 404 in 2004.

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

A substantial majority of our loans are generated in the greater San Bernardino, Orange, Riverside and San Diego County areas in Southern California. As a result, poor economic conditions in these areas may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. The State of California continues to face challenges upon which the long-term impact on the State’s economy cannot be predicted. While our market areas have not experienced the same degree of challenges, no assurance can be given that this will continue to be the case.

Concentrations of real estate loans could subject us to increased risks in the event of a real estate recession or natural disaster.

Our loan portfolio is heavily concentrated in real estate loans consisting of construction and development, residential and commercial and multi-family. At December 31, 2004, 65% of our loan portfolio was concentrated in real estate loans. During 2004, real estate prices in Southern California continued to rise, and construction in our area has been thriving. Between December 31, 2003 and December 31, 2004 our construction and development loans increased from 37% to 40% of our loan portfolio. However, our residential and commercial and multi-family loans decreased from 37% to 26% of our loan portfolio. In addition, our commercial loans increased from 22% to 32% of our loan portfolio. Many of our commercial loans are to businesses in the construction and real estate industry. In the early 1990s, the entire state of California experienced an economic recession, particularly impacting real estate values, that resulted in increases in the level of delinquencies and losses for many of the state’s financial institutions. If any similar real estate recession affecting our market areas should occur in the future, the security for many of our loans could be reduced and the ability of many of our borrowers to pay could decline. In addition, in the event of a real estate recession affecting our market area, the amount of loans we make to businesses in the construction and real estate industry could decrease significantly, which could negatively impact our results of operations. Similarly, the occurrence of a natural disaster like those California has experienced in the past, including earthquakes, wild fires, and flooding could impair the value of the collateral we hold for real estate secured loans and negatively impact our results of operations. The Company incurred no losses resulting from the wild fires in Southern California of October and November 2003.

We may have difficulty managing our growth.

We intend to investigate future opportunities to acquire or combine with additional financial institutions and to expand our branch and loan office networks. Future growth is expected to occur both internally by establishing new branch offices and loan production offices, and externally through selective acquisitions of other financial institutions or branch offices from such other institutions in Southern California. No assurance can be provided that we will be able to identify additional suitable acquisition targets or consummate any such acquisition in the future or that we will be able to add additional locations.

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

Our former President and Chief Executive Officer resigned on October 13, 2004 with no adverse affect to the Company or the stock value. Our current President and Chief Executive Officer joined us in March 2002 and was promoted to his current position in October 2004; our Executive Vice President and Chief Financial Officer has served as Executive Vice President and Chief Financial Officer of 1st Centennial Bancorp since it was formed in 1999. She has been Chief Financial Officer of 1st Centennial Bank since its inception in 1990, initially as Vice President until 1993, then as Senior Vice President until she was promoted to Executive Vice President in 1997. Our Executive Vice President and Chief Operating Officer joined us on a full-time basis in January 2001 and was promoted to her current position in December 2002. While our Chief Financial Officer, and our Chief Operating Officer both have 3-year employment agreements with year terms beginning in 2004, plus 1-year renewals, their employment may be terminated by them or by us at any time.

Because of certain change in control provisions in employment and salary continuation agreements, a change in control of our company or our management could be delayed or prevented.

Our Chief Financial Officer, and our Chief Operating Officer have each entered into employment agreements that have 3-year terms beginning in 2004, with 1-year renewals. The employment agreements provide for severance payments if their respective employment arrangements are actually or constructively terminated or in connection with a change in control of 1st Centennial or its subsidiaries. These same two individuals, as well as other officers of 1st Centennial, also have salary continuation agreements, which provide for accelerated vesting of their annual retirement benefits under similar circumstances. These provisions may make it more expensive for another company to acquire us, which could reduce the market price of our common stock and the price that you receive if you sell your shares in the future.

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

As of December 31, 2004, our allowance for loan losses was approximately $4.1 million, which represented 1.33% of outstanding loans, net of unearned income. Although management believes that our allowance for loan losses is adequate, there can be no assurance that the allowance will prove sufficient to cover future loan losses. Further, although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to the non-performing or performing loans. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future losses, or if the bank regulatory authorities require us to increase our allowance for loan losses as a part of their examination process, our earnings and potentially even our capital could be significantly and adversely affected. See “Item 6, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Allowance for Loan Losses.”

Our earnings are subject to interest rate risk.

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

In addition, a significant portion of our income is derived from construction lending, predominantly residential real estate centered in the affordable housing arena. Despite the several prime rate increases in 2004, when comparing December 31, 2003 to December 31, 2004, construction and development loans increased $53.7 million or 76% due to continuing strong demand for affordable housing in our market areas.

All of our lending involves underwriting risks, especially in a competitive lending market.

At December 31, 2004, construction and development loans represented 40%, residential, commercial and multi-family loans represented 25% and commercial loans represented 32% of our total loan portfolio.

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

We are a legal entity separate and distinct from our subsidiaries. Substantially all of our revenue and cash flow, including funds available for the payment of dividends and other operating expenses, is dependent upon the payment of dividends to us by 1st Centennial Bank. Dividends payable to us by the Bank are restricted under California and federal laws and regulation. See “Item 5, Market for Common Equity and Related Stockholder Matters – Dividends.”

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

ITEM 2. DESCRIPTION OF PROPERTY

We own our headquarters, which includes our administrative and main branch offices, at 218 East State Street, Redlands, California. The property consists of a two-story building of 8,500 square feet.

We lease all of our other offices. A description of our leases is set forth in the table below.

Division/Branch	Location	Square Footage	Lease Expiration	Monthly Rental
Real Estate	101 E. Redlands Blvd. Redlands, California	6,526	1/31/07	$9,920
Brea Branch	10 Pointe Drive 130-140 Brea, California	5,061	1/07/11	$12,552
Brea-Commercial Lending Group	10 Pointe Drive 100-105 Brea, California	3,212	1/07/11	$6,745
Escondido Branch	355 W. Grand Avenue Escondido, California	7,000	11/23/07	$23,425
Palm Desert Branch	77-900 Fred Waring Drive Suite 100 Palm Desert, California	5,128	06/30/08	$9,061
Irwindale	15622 Arrow Hwy Irwindale, California	4,560	8/12/09	$13,434
Temecula	27645 Jefferson Ave. Suite 116 Temecula, California	3,850	12/15/09	$8,085

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

The information in the following table indicates the high and low “bid” and “asked” quotations and approximate volume of trading for our common stock for each quarterly period since January 1, 2003, and is based upon information provided by http://finance.yahoo.com/. The high and low prices have been adjusted to give effect to all stock dividends and splits. In addition, the prices indicated reflect inter-dealer prices and trades, without retail mark-up, mark-down or commission and may not represent actual transactions.

Calendar Quarter Ended	High	Low	Volume
March 31, 2003	$27.00	$21.00	18,000
June 30, 2003	$24.50	$22.50	41,000
September 30, 2003	$26.00	$20.50	48,100
December 31, 2003	$30.00	$25.00	52,800
March 31, 2004	$38.00	$29.00	149,000
June 30, 2004	$31.95	$22.35	40,500
September 30, 2004	$27.00	$23.00	28,200
December 31, 2004	$38.00	$26.50	41,000

The “bid” and “ask” quotations on March 16, 2005 were $34.25 and $35.60, respectively.

On May 01, 2004 the Company paid a 25% stock dividend, as a result the market repriced our stock to reflect this dividend.

As of December 31, 2004, there were approximately 514 shareholders of record of our common stock.

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

Our ability to pay dividends is also limited by state corporation law. The California General Corporation Law allows us to pay dividends to our shareholders if our retained earnings equal at least the amount of the proposed dividend. If we do not have sufficient retained earnings available for the proposed dividend, we may still pay a dividend to our shareholders if we meet two conditions after giving effect to the dividend. Those conditions are generally as follows: (i) our assets (exclusive of goodwill and deferred charges) would equal at least 1¼ times our liabilities; and (ii) our current assets would equal at least our current liabilities or, if the average of our earnings before taxes on income and before interest expense for two preceding fiscal years was less than the average of our interest expense for such fiscal years, then our current assets must equal at least 1¼ times our current liabilities.

Shareholders are entitled to receive dividends only when and if declared by our Board of Directors. Although we paid cash dividends in 2000 and 2001, we have no intention to pay cash dividends in the foreseeable future. Instead, we intend to retain our earnings for the purpose of supporting our future growth. However, since 1995 we have paid eight stock dividends to our shareholders. The table below sets forth information concerning all dividends paid since 1995. Dividends paid in 2000 through 2004 were paid by the Company, and dividends paid prior to 2000 were paid by the Bank.

Year	Stock Dividends	Cash Dividends		Year	Stock Dividends	Cash Dividends
2004	25%[1]	—		1999	—	—
2003	5%	—		1998	25%	—
2002	5%	—		1997	7%	—
2001	—	5	¢	1996	8%	—
2000	5%	10	¢	1995	5%	—

On February 25, 2005, the Board of Directors of 1st Centennial declared a 7% stock dividend to shareholders of record March 15, 2005, to be paid on or about April 15, 2005. Cash will be paid in lieu of fractional shares.

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

Stock Repurchases

There were no stock repurchases during 2004.

[1]	Stock dividend was accounted for as a 5-for-4 stock split.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion presents Management’s analysis of the results of operations of 1st Centennial2 as of the three-year periods ended December 31, 2002, 2003 and 2004 and the financial condition of the Company as of December 31, 2003 and 2004. This discussion also includes the statistical disclosures required by SEC Guide 3 (“Statistical Disclosure by Company Holding Companies”). The discussion should be read in conjunction with the financial statements of 1st Centennial and the notes related thereto which appear elsewhere in this Form 10-KSB Annual Report (see Item 7 below).

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

You should read the selected financial data presented below in conjunction with our audited consolidated financial statements, including the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this Annual Report. The selected financial data as of December 31, 2004 and 2003 and for each of the years in the three-year period ended December 31, 2004 is derived from our audited consolidated financial statements and related notes, which are included in this Annual Report. The selected financial data for prior years is derived from our audited consolidated financial statements, which are not included in this Annual Report. All per share information has been adjusted for stock splits and dividends declared from time to time.

	As of and For the Years Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in Thousands, except per share data)
Income Statement:
Interest income	$23,718	$16,655	$14,486	$10,804	$7,989
Interest expense	3,335	2,106	2,377	2,694	2,331
Net interest income before provision for loan losses	20,383	14,549	12,109	8,110	5,658
Provision for loan losses	2,098	360	477	411	630
Noninterest income	2,608	3,031	2,424	1,993	2,041
Noninterest expense	16,080	13,991	11,548	8,070	5,690
Income before income tax expenses	4,813	3,229	2,508	1,622	1,379
Income tax expense	1,793	1,141	802	575	472
Net income	3,020	2,088	1,706	1,047	907
Share Data:
Earnings per share:
Basic	$1.59	$1.17	$1.09	$0.82	$0.98
Diluted	1.47	1.10	1.08	0.81	0.94
Weighted average common shares outstanding[3]
Basic	1,899,440	1,786,636	1,562,642	1,279,124	922,650
Diluted	2,057,500	1,898,612	1,573,937	1,290,259	969,488

Balance Sheets:
Total assets	$356,678	$254,383	$207,858	$198,026	$94,111

[2]	As used throughout this Annual Report, the term includes, as appropriate, both 1st Centennial Bancorp and 1st Centennial Bank.
[3]	As adjusted to give retroactive effect to stock splits and dividends.

	As of and For the Years Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in Thousands, except per share data)
Securities	20,096	35,539	32,335	34,014	9,481
Net loans[4]	308,030	188,222	141,112	125,695	58,774
Total deposits	291,802	212,773	183,188	174,328	86,381
Total stockholders’ equity	28,001	24,400	17,193	15,272	6,870
Performance Ratios:
Return on average equity[5]	11.75%	9.83%	10.47%	10.20%	13.74%
Return on average assets[6]	0.94%	0.91%	0.83%	0.77%	1.07%
Net interest margin[7]	6.91%	7.07%	6.75%	6.84%	7.57%
Efficiency ratio[8]	69.94%	79.58%	79.47%	79.88%	73.91%
Net loans to total deposits at period end	105.56%	88.46%	77.03%	72.10%	68.04%
Dividend payout ratio[9]	—	—	—	4.76%	8.77%
Capital Ratios:
Average stockholders’ equity to average total assets	8.03%	9.21%	7.99%	5.35%	7.34%
Tier 1 capital to average assets	9.25%	10.79%	8.28%	5.69%	8.12%
Tier 1 capital to total risk-weighted assets	9.89%	12.48%	10.87%	8.30%	10.24%
Total capital to total risk-weighted assets	12.26%	13.63%	13.27%	11.07%	11.49%
Asset Quality Ratios:
Nonperforming loans to total gross loans[10]	0.04%	0.33%	0.41%	0.19%	0.19%
Nonperforming assets to total loans and other real estate owned[11]	0.04%	0.33%	0.41%	0.19%	0.19%
Net loan charge-offs to average total loans	0.03%	0.01%	0.12%	0.25%	0.61%
Allowance for loan losses to total gross loans at period end	1.33%	1.11%	1.24%	1.15%	1.45%
Allowance for loan losses to nonperforming loans	3,309.60%	339.45%	304.99%	605.80%	775.00%

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

As 1st Centennial adds new products, it increases the complexity of its loan portfolio, and expands its geographic coverage, it will enhance its methodologies to keep pace with the size and complexity of the loan portfolio. Management might report a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with 1st Centennial’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management’s Discussion and Analysis section entitled “– Financial Condition – Allowance for Loan Losses.” Although Management believes the level of the allowance as of December 31, 2004 is adequate to absorb losses inherent in the loan portfolio, a decline in the regional economy may result in increasing losses that cannot reasonably be predicted at this time.

Results of Operations

General

Net income for the periods ending December 31, 2004, 2003 and 2002, was $3,020,000, $2,088,000 and $1,706,000, respectively, representing an increase of 45% for the year ended 2004 compared to the year ended 2003 and an increase of 22% for the year ended 2003 as compared to the year ended 2002. On a per basic share basis, net income was $1.59, $1.17 and $1.09 for the years ended December 31, 2004, 2003 and 2002, respectively. On a per diluted share basis, net income was $1.47, $1.10 and $1.08 for the years ended December 31, 2004, 2003 and 2002, respectively. Earnings per share calculations were adjusted to give retroactive effect to stock splits and dividends.

The increases in net income in 2004 as compared to 2003, and 2003 as compared to 2002 is primarily due to the Company’s focus on steady, controlled asset growth while at the same time emphasizing increased income from interest and fee sources.

The increase in basic and diluted earnings per share from 2003 to 2004 can be attributed to the increase in net earnings in 2004 over 2003 without a substantial increase in the number of average shares outstanding during 2004. The modest increase in basic and diluted earnings per share from 2002 to 2003 can be attributed to the increase in net earnings in 2003 over 2002 offset by an increase in average shares outstanding during 2003 of 223,994.

Return on average assets was 0.94% for 2004, compared to 0.91% for 2003 and 0.83% for 2002. Return on average stockholders equity was 11.75% for 2004, compared to 9.83% for 2003 and 10.47% for 2002. The increases in return on average assets and return on average equity from 2003 to 2004 are attributed to the increase in average interest earning assets of $89.6 million, which resulted an increase in net income of $932,000 for year ended 2004 as compared to year ended 2003. The increase from 2002 to 2003 in the return on average assets was a result of average interest-earning assets for 2003 increasing $26.4 million or 15%, and net income increasing $382,000 or 22% compared to this same period in 2002. The decrease in return on average equity is due in part, to more equity in 2003 than in 2002 as a result of the sale and issuance of 225,000 shares in a public stock offering completed in May of 2003.

Net Interest Income and Net Interest Margin

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

2004 compared to 2003 analysis. The Company’s net interest margin as of December 31, 2004 was 6.91%, compared to 7.07% for the same period in 2003. Although average interest earning assets increased $89.1 million, reduced market rates on new assets as compared to higher yielding assets maturing during the period reduced our net interest margin from 2003 to 2004.

For the year ended December 31, 2004, total interest earning assets averaged $294.9 million, which represented an increase of $89.1 million or 43%, as compared to $205.8 million for the same period in 2003. Loans averaged $257.0 million, which represented an increase of $95.8 million or 59%, as compared to average loans of $161.2 million for the same period in 2003. Total average loans increased to 87% of total interest earning assets at December 31, 2004 compared to 78% of total interest earning assets at December 31, 2003. In 2004 we have experienced a significant asset shift as loan demand increased. The investment portfolio is a major liquidity source, and as those securities paid down or matured, the funds were deployed to higher yielding loans.

Total interest bearing deposits and other interest-bearing liabilities averaged $211.3 million in 2004, which represented an increase of $63.8 million or 43%, as compared to average interest bearing deposits and other interest-bearing liabilities of $147.5 million for the same period in 2003. Money market deposits averaged $67.2 million, which represented and increase of $30.5 million or 83%, as compared to $36.7 million for the same period in 2003, primarily due to the promotional money market account offered to businesses and consumers during the second quarter of 2004.

Federal Home Loan Bank borrowings averaged $12.6 million in 2004, which represented an increase of $9.9 million or 369%, as compared to $2.7 million for the same period in 2003, and subordinated notes payable to subsidiary trusts averaged $12.9 million, which represented an increase of $6.9 million or 115%, as compared to $6.0 million for the same period in 2003. The increase in FHLB borrowings was to support loan growth and the increase in subordinated notes payable to subsidiary trusts is attributed to the issuance of additional trust preferred securities (See Note 8 of the Consolidated Financial Statements).

The Company reported total interest income of $23.7 million for the year ended December 31, 2004, which represented an increase of $7.0 million or 42%, over total interest income of $16.7 million for the year ended December 31, 2003. The increase in total interest income for the year ended 2004 compared to 2003 was primarily due to an increase of approximately $7.3 million in interest and fees on loans. The increase in interest and fees on loans was due to the $95.8 million increase in the average balance of total loans outstanding for the year ended 2004 as compared to 2003. The continuing low interest rates during the twelve months of 2004 kept many of our variable rate loans at their interest rate floors, which are, on average, above prevailing market rates and helped maintain average loan yields near 9%.

The Company reported total interest expense of $3,335,000 for the year ended December 31, 2004, which represented an increase of $1,229,000 or 58% over total interest expense of $2,106,000 for the year ended December 31, 2003. The increase from 2003 to 2004 was primarily the result of more interest expense on subordinated notes payable to subsidiary trusts due to the issuance of additional trust preferred securities (See Note 8 of the Consolidated Financial Statements), and an increase in interest expense on money market accounts. The increase in average money market deposit accounts is attributed to a promotional money market account offered to businesses and consumers in the second quarter of 2004.

For the year ended December 31, 2004, net interest income before the provision for loan losses was $20.3 million, which represented an increase of $5.8 million, or 40%, over net interest income of $14.5 million for the year ended December 31, 2003. The increase in net interest income for the year ended 2004 as compared to 2003 was primarily the result of the Bank’s loan growth

2003 compared to 2002 analysis. The Company’s net interest margin as of December 31, 2003 was 7.07%, compared to 6.75% for the same period in 2002. The reason for the increase in the net interest margin from 2002 to 2003 was an increase in the volume of interest earning assets, an increase in loan fees and a decline in rates on interest-bearing liabilities and an increase in loan fees.

For the year ended December 31, 2003, total interest earning assets averaged $205.8 million, which represented an increase of $26.4 million or 15%, as compared to $179.4 million for the same period in 2002. Loans averaged $161.2 million, which represented an increase of $27.0 million or 20%, as compared to average loans of $134.2 million for the same period in 2002.

Total interest bearing deposits and other interest-bearing liabilities averaged $147.5 million in 2003, which represented an increase of $8.4 million or 6%, as compared to average interest bearing deposits and other interest-bearing liabilities of $139.1 million for the same period in 2002.

The Company reported total interest income of $16.7 million for the year ended December 31, 2003, which represented an increase of $2.2 million or 15%, over total interest income of $14.5 million for the year ended December 31, 2002. The increase in total interest income for the year ended 2003 compared to 2002 was primarily due to an increase of approximately $2.6 million in interest and fees on loans. The increase in interest and fees on loans was due to the $27.0 million increase in the average balance of total loans outstanding for the year ended 2003 as compared to 2002.

The Company reported total interest expense of $2,106,000 for the year ended December 31, 2003, which represented a decrease of $271,000 or 11% over total interest expense of $2,377,000 for the year ended December 31, 2002. The cost of average interest-bearing liabilities decreased to 1.43% for 2003, compared to 1.71% in 2002. The decrease is mostly attributed to a lower interest rate environment, reflective of the Federal Reserve Board’s interest rate policy.

For the year ended December 31, 2003, net interest income before the provision for loan losses was $14.5 million. Which represented an increase of $2.4 million, or 20%, over net interest income of $12.1 million for the year ended December 31, 2002. The increase in net interest income for the year ended 2003 as compared to 2002 was primarily the result of the Bank’s loan growth

The following table shows the Company’s average balances of earning assets, and interest-bearing liabilities; the amount of interest income and interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest income and the net interest margin for the periods indicated:

Distribution, Rate and Yield Analysis of Net Interest Income

	For the Years Ended December 31,
	2004			2003			2002
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield
	(Dollars in Thousands)
Interest-earning Assets:
Federal funds sold	$5,182	$66	1.27%	$8,624	$90	1.04%	$9,465	$152	1.61%
Interest-bearing deposits in financial institutions	4,600	200	4.35%	5,006	233	4.65%	4,746	220	4.64%
Investment securities:
Taxable[12]	24,148	841	3.48%	27,044	984	3.64%	26,904	1,342	4.99%
Non-taxable	3,998	169	4.23%	3,929	174	4.43%	4,140	186	4.49%

Total investments	37,928	1,276	3.36%	44,603	1,481	3.32%	45,255	1,900	4.20%
Loans[13]	257,005	22,442	8.73%	161,207	15,174	9.41%	134,169	12,586	9.38%

Total interest-earning assets	$294,933	$23,718	8.04%	$205,810	$16,655	8.09%	$179,424	$14,486	8.07%

Interest-bearing Liabilities:
Interest-bearing deposits
Interest-bearing demand deposits	$20,255	$40	0.20%	$17,851	$43	0.24%	$19,209	$41	0.21%
Money market deposits	67,188	878	1.31%	36,666	354	0.97%	33,793	299	0.88%
Savings deposits	25,752	167	0.65%	18,266	115	0.63%	18,145	98	0.54%
Time deposits $100,000 or greater	39,144	788	2.01%	37,834	850	2.25%	30,260	936	3.09%
Other time deposits	32,811	634	1.93%	27,804	397	1.43%	30,667	673	2.19%

Total interest-bearing deposits	185,150	2,507	1.35%	138,421	1,759	1.27%	132,074	2,047	1.55%

FHLB borrowings and long-term debt	12,571	187	1.49%	2,679	33	1.23%	4,133	156	3.77%
Federal funds purchased	723	13	1.80%	404	7	1.73%	24	1	4.17%
Subordinated notes payable to subsidiary
Trust	12,877	628	4.88%
Redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures	—	—	—	6,000	307	5.12%	2,859	173	6.05%

Total interest-bearing liabilities	$211,321	$3,335	1.58%	$147,504	$2,106	1.43%	$139,090	$2,377	1.71%

Net interest income		$20,383			$14,549			$12,109

Net interest margin[14]			6.91%			7.07%			6.75%

[12]	Yields on income have been computed on a tax equivalent basis, except for municipal securities, because the amounts are minimal.
[13]	Loans are gross, which excludes the allowance for loan losses, and net of deferred fees. Nonaccrual loans are included in the table for computation purposes, but the foregone interest of such loans is excluded. Loan fees were approximately $3,932,000, $2,716,000 and $1,901,000 for the years ended December 31, 2004, 2003 and 2002, respectively.
[14]	Net interest income as a percentage of average interest-earning assets.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities, the amount of change attributable to changes in average daily balances (volume), changes in interest rates (rate), and changes attributable to both the volume and rate (rate/volume):

Rate/Volume Analysis of Net Interest Income

	Year Ended December 31, 2004 vs. 2003				Year Ended December 31, 2003 vs. 2002
	Increases (Decreases) Due to Change In				Increases (Decreases) Due to Change In
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(Dollars in Thousands)
Increase (Decrease) in Interest Income:
Federal funds sold	$(36)	$20	$(8)	$(24)	$(14)	$(53)	$5	$(62)
Interest-bearing deposits in financial institutions	(19)	(15)	1	(33)	12	1	—	13
Investment securities[15]	(103)	(50)	5	(148)	(2)	(366)	(2)	(370)
Loans[16]	9,017	(1,097)	(652)	7,268	2,536	43	9	2,588

Total	$8,859	$(1,142)	$(654)	$7,063	$2,532	$(375)	$12	$2,169

Increase (Decrease) in Interest Expense:
Interest-bearing demand deposits	$6	$(8)	$(1)	$(3)	$(3)	$6	$—	$3
Money market deposits	296	125	103	524	25	27	2	54
Savings deposits	47	3	2	52	1	16	—	17
Time deposits $100,000 or greater	29	(88)	(3)	(62)	234	(256)	(64)	(86)
Other time deposits	71	141	25	237	(63)	(235)	22	(276)
FHLB borrowings and long-term debt	121	7	26	154	(55)	(105)	37	(123)
Federal funds purchased	6	—	—	6	16	(1)	(9)	6
Subordinated notes payable to subsidiary Trusts / Redeemable TPS	352	(14)	(17)	321	190	(27)	(29)	134

Total	$928	$166	$135	$1,229	$345	$(575)	$(41)	$(271)

Total change in net interest income	$7,931	$(1,308)	$(789)	$5,834	$2,187	$200	$53	$2,440

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

For the year ended December 31, 2004, the provision for loan losses was $2,098,000, compared to $360,000 and $477,000 for 2003 and 2002, respectively. The increase in the provision from 2003 to 2004 was necessary in order to support the Company’s very strong loan growth. The decrease in the provision from 2002 to 2003 is attributed to the quality of our loan portfolio. Net loan charge-offs to average loans decreased from 0.12% for the year ended 2002 to 0.01% for the year ended 2003 and 0.03% for the year ended 2004 due to early identification of problem credits and thorough workout strategies.

[15]	Yields on income have not been computed on a tax equivalent basis, because tax-exempt investments are minimal.
[16]	Loans are gross, which excludes the allowance for loan losses, and net of deferred fees. Nonaccrual loans are included in the table for computation purposes, but the foregone interest of such loans is excluded. Loan fees were approximately $3,932,000, $2,716,000 and $1,901,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

2004 compared to 2003 analysis. Noninterest income totaled $2,608,000 for the year ended December 31, 2004. This represented a decrease of $423,000 or 14% as compared to $3,031,000 for the same period in 2003. The decrease was due to a decrease in broker fee income of $141,000 and a decrease of $94,000 in gains and commissions from sale of loans. The decrease in broker fee income was a result of fewer referrals to third party lenders of 1st trust deed loans and refinances in 2004 as compared to 2003. The decrease in gains and commissions from sale of loans was primarily the result of a decrease in the sales of SBA and other loans. For the year ended December 31, 2004 as compared to 2003, noninterest income as an annualized percentage of average earning assets decreased to 0.88% from 1.47% as a result of the decrease in noninterest income of $423,000 and the increase in average earning assets of $89.6 million from 2003 to 2004. The Company expects noninterest income to increase, however not at the same pace as the Company’s asset growth.

2003 compared to 2002 analysis. Noninterest income totaled $3,031,000 for the year ended December 31, 2003. This represented an increase of $607,000 or 25% as compared to $2,424,000 for the same period in 2002. The increase was primarily the result of the increases of $231,000, $165,000 and $92,000 in customer service fees, other income and increase in cash surrender value of life insurance, respectively. Customer service fees increased as a result of the increased collection of analysis service charges on homeowner association accounts, as well as increased service charges on deposit accounts due to growth from 2002 to 2003. The increase in other income was the result of more loans originated and sold through our conduit for loan sales, which is categorized as other income. The increase in cash surrender value of life insurance was the result of additional life insurance policies to finance three additional salary continuation agreements. For the year ended December 31, 2003 as compared to 2002, noninterest income as an annualized percentage of average earning assets increased to 1.47% from 1.35%.

The following table sets forth the various components of the Company’s noninterest income for the periods indicated:

Noninterest Income

	For the Years Ended December 31,
	2004		2003		2002
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Customer service fees	$1,221	46.81%	$1,279	42.20%	$1,048	43.24%
Gains and commissions from sale of loans	295	11.31%	389	12.83%	309	12.75%
Increase in cash surrender value of life insurance	303	11.62%	301	9.93%	209	8.62%
Broker fee income	196	7.52%	337	11.12%	298	12.29%
Other income	593	22.74%	725	23.92%	560	23.10%

Total noninterest income	$2,608	100.00%	$3,031	100.00%	$2,424	100.00%

As a percentage of average earning assets		0.88%		1.47%		1.35%

Noninterest Expense

Noninterest expense for the Company includes salaries and employee benefits, net occupancy and equipment, professional services, and other operating expenses.

2004 compared to 2003 analysis. Noninterest expense totaled $16,080,000 for the year ended December 31, 2004. This represented an increase of $2,089,000 or 15% as compared to $13,991,000 for the same period in 2003. The increase in noninterest expense was primarily the result of increases of $1,481,000, $218,000 and $269,000 in salaries, wages and employee benefits, professional expense and other operating expense, respectively. Additional staffing and salary increases contributed to the increase in salaries, wages and employee benefits. The increase in professional expense was the result of costs incurred to comply with the Sarbanes Oxley act of 2002 and expenses related to Audits, Exams, CPA fees and other professional expenses. The increase in other operating expense was the result of severance payouts to former executives. For the year ended December 31, 2004 as compared to 2003, noninterest expense as an annualized percentage of average earning assets decreased to 5.45% from 6.80%, which can be attributed to the increase in average earnings assets of $89.6 million from 2003 to 2004 and efforts to control overhead expenses.

2003 compared to 2002 analysis. Noninterest expense totaled $13,991,000 for the year ended December 31, 2003. This represented an increase of $2,443,000 or 21% as compared to $11,548,000 for the same period in 2002. The increase in noninterest expense was primarily the result of increases of $2,378,000 and $143,000 in salaries, wages and employee benefits and marketing expense, respectively. The increase in salaries, wages and employee benefits was the result of additional staffing, salary increases, and the opening of a de novo branch in Palm Desert in March of 2003. The increase in marketing expense was the result of the expense related to the continued success of our business development efforts in growing assets, loans and deposits. A portion of the increase in noninterest expense was offset by $376,000 or a 38% reduction in professional fees mainly as a result of decreased litigation expenses in 2003. For the year ended December 31, 2003 as compared to 2002, noninterest expense as an annualized percentage of average earning assets increased to 6.80% from 6.44%.

The Company’s efficiency ratio, which is the ratio of noninterest expense to the sum of net interest income before the loan loss provision, and total noninterest income, excluding securities gains and losses, declined to 69.9% for the period ending December 31, 2004 from 79.6% for the period ending December 31, 2003. The $5.8 million increase in net interest income contributed to the decrease in our efficiency ratio.

The following table sets forth the breakdown of noninterest expense for the periods indicated:

Noninterest Expense

	For the Years Ended December 31,
	2004		2003		2002
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Salaries, wages and employee benefits	$9,913	61.65%	$8,432	60.26%	$6,054	52.42%
Net occupancy expense	1,462	9.09%	1,510	10.79%	1,394	12.07%
Marketing	695	4.32%	548	3.92%	405	3.51%
Data processing fees	837	5.21%	768	5.49%	760	6.58%
Professional fees	843	5.24%	625	4.47%	1,001	8.67%
Postage, telephone, supplies	555	3.45%	612	4.37%	494	4.28%
Directors’ fees	187	1.16%	177	1.27%	151	1.31%
Other operating expense	1,588	9.88%	1,319	9.43%	1,289	11.16%

Total other expenses	$16,080	100.00%	$13,991	100.00%	$11,548	100.00%

As a percentage of average earning assets		5.45%		6.80%		6.44%

Efficiency ratio		69.94%		79.58%		79.47%

Provision for Income Taxes

The provision for income taxes was $1,793,000 in 2004, compared to $1,141,000 in 2003 and $802,000 in 2002. For the year ended December 31, 2004, the effective tax rate was 37.2%, compared to an effective tax rate of 35.3% in 2003 and 32.0% in 2002. These rates are below the standard combined Federal and state statutory rates of 44.8% as a result of the following book to tax adjustments to income for each period: investment income on certain municipal bonds (federal tax exempt) and income on life insurance policies (tax exempt). These book to tax adjustments and income variances from tax-exempt assets cause fluctuations in the effective tax rates.

Financial Condition

Summary

1st Centennial’s total assets were $356.7 million at December 31, 2004, compared to $254.4 million and $207.9 million at December 31, 2003 and 2002, respectively. This represented increases of 40% and 22% in 2004 and 2003, respectively. The increases in total assets in 2004 and 2003 were due to internally generated growth, most significantly in the loan portfolio. Total loans were $313.5 million at December 31, 2004, compared to $191.3 million and $143.5 million at December 31, 2003 and 2002, respectively, representing increases of 64% and 33% in 2004 and 2003, respectively. Total deposits were $291.8 million at December 31, 2004, compared to $212.8 million and $183.2 million at December 31, 2003 and 2002, respectively, representing increases of 37% and 16% in 2004 and 2003, respectively.

Noninterest-bearing accounts were $26.0 million or 39% higher at December 31, 2004 as compared to December 31, 2003. Interest-bearing deposits were $53.0 million or 36% higher at December 31, 2004 as compared to December 31, 2003. These deposit increases combined with the issuance of Centennial Capital Trust II of $7.0 million, (See Note 8 of the notes to condensed Consolidated Financial Statements), and the addition of $13.4 million in FHLB borrowings were used to support our loan growth from December 31, 2003 to December 31, 2004.

Total stockholders’ equity was $28.0 million at December 31, 2004, representing an increase of $3.6 million or 15%, over December 31, 2003 stockholders’ equity of $24.4 million. The increase of $3.6 million or 15% as of December 31, 2004 was primarily due to $3,020,000 in net income and proceeds of $701,000 from the exercise of stock options, less the $165,000 decline in the unrealized gain of marketable securities.

Stockholders’ equity at December 31, 2003 increased $7.2 million or 42%, over December 31, 2002 stockholders’ equity of $17.2 million. The increase in total stockholders’ equity of $7.2 million or 42% as of December 31, 2003 was primarily due to $4,871,000 in net proceeds from the sale of 225,000 shares of common stock in a public offering concluded, in the second quarter of 2003, and $2,088,000 in net income.

Loan Portfolio

Total gross loans were $313.7 million at December 31, 2004, compared to $191.3 million and $143.5 million at December 31, 2003 and 2002, respectively. Total gross loans represented 88% of total assets at December 31, 2004, compared to 75% and 69% of total assets at December 31, 2003 and 2002, respectively.

2004 compared to 2003 analysis. Total gross loans increased by $122.4 million or 64% for the year ended 2004. Construction and development loans increased $53.7 million or 76% as of December 31, 2004 due to continuing strong demand for affordable housing in our market areas. Commercial loans increased $59.7 million, or 142% as of December 31, 2004 due to our strong business climate and loan demand. From December 31, 2003 to December 31, 2004, the growth in the commercial loan category reduced the real estate loan percentage of total gross loans from 74% to 65% while increased commercial loan to 32% from 22%.

2003 compared to 2002 analysis. Total gross loans increased by $47.8 million or 33% for the year ended 2003. The loan development and acquisition efforts of the Bank’s loan officers/branch managers and commercial lending group contributed to the loan growth and the increase in commercial and multi-family loans to 34% of the total loan portfolio at December 31, 2003 from 24% at December 31, 2002. The growth in the real estate commercial and multi-family and construction and development loan categories reduced the commercial loan percentage of total gross loans to 22% at December 31, 2003 from 27% at December 31, 2002. This percentage reduction occurred inspite of the $3.7 million or 10% increase in commercial loans to $42.0 million on December 31, 2003 compared to $38.3 million on December 31, 2002.

The following table sets forth the composition of the Company’s loan portfolio as of the dates indicated:

Loan Portfolio Composition

	As of December 31,
	2004		2003		2002		2001		2000
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Real estate loans:
Construction and development	$124,309	39.62%	$70,654	36.94%	$53,246	37.12%	$37,950	29.76%	$14,358	23.92%
Residential loans	3,650	1.16%	6,169	3.23%	9,975	6.95%	17,909	14.04%	4,490	7.48%
Commercial and multi-family	77,316	24.64%	64,260	33.60%	34,297	23.91%	31,218	24.47%	11,782	19.63%
Commercial loans	101,661	32.41%	42,009	21.94%	38,305	26.70%	30,581	23.97%	21,583	35.96%
Consumer loans	2,028	0.65%	2,035	1.06%	1,583	1.11%	2,982	2.34%	4,099	6.83%
Equity lines of credit	3,475	1.11%	4,088	2.14%	4,697	3.27%	4,759	3.73%	1,887	3.14%
Credit card and other loans	1,284	0.41%	2,063	1.09%	1,351	0.94%	2,161	1.69%	1,827	3.04%

Total gross loans	$313,723	100.00%	$191,278	100.00%	$143,454	100.00%	$127,560	100.00%	$60,026	100.00%

Less:
Unearned income	(1,556)		(948)		(570)		(405)		(384)
Allowance for loan losses	(4,137)		(2,108)		(1,772)		(1,460)		(868)

Total net loans	$308,030		$188,222		$141,112		$125,695		$58,774

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

In connection with land acquisition loans to developers, we require the subject property to have a tentative map and be free of adverse environmental issues. Further, these loans are only made to experienced and financially sound developers in areas where demand and acceptable absorption can be adequately demonstrated to us. The land loans have a floating rate, which is tied to the prime rate. The loan to value ratio on raw land does not exceed 50% of the appraised value and 65% of the appraised value when offsite improvements are financed. The loans are secured by a first deed of trust and require the principal to personally guarantee repayment of the loan. Loan commitment and origination fees of 1.5% to 2% are usually charged.

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

1st Centennial places mortgage loans through its loan agents to traditional mortgage lenders. Prior to placement, we perform a full underwriting process which includes customary disclosures to the borrower, such as broker notification and good faith estimate; obtaining credit reports, opening title and escrow; ordering the appraisal; verifying employment and account information, etc. These loans are underwritten to Fannie Mae and Freddie Mac guidelines. On occasion, as an accommodation, we will make loans secured by a first trust deed on a primary or secondary residence, with maturities of 5 to 10 years. In those instances, the required disclosures are made, a credit report obtained, financial information analyzed, appraisal obtained, flood hazard certificate obtained, and appropriate fire and casualty insurance coverage placed. Loan to value ratios on these loans typically do not exceed 80% and the borrower must demonstrate historic cash flow to service the payments.

Real Estate – Commercial and Multi-Family

In order to accommodate existing customers and to solicit new commercial loan and deposit relationships, 1st Centennial originates permanent loans secured by owner-occupied commercial real estate (investor-owned real estate is only considered on an exception basis as an accommodation to substantial existing customers). 1st Centennial’s commercial real estate portfolio primarily includes loans secured by small office buildings and commercial/industrial real properties. Commercial real estate loans may be secured by a combination of both commercial and single-family properties. At December 31, 2004, commercial real estate loans secured by multi-family (5 or more) residential properties were not a significant portion of 1st Centennial’s commercial real estate loan portfolio. These loans totaled approximately $1.8 million or 2.3% of the commercial real estate loan portfolio category and .6% of total gross loans.

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

In connection with our commercial real estate loans, we check a variety of credit sources to ensure that the borrower has a satisfactory credit history, and require at least three years of annual financial statement information and a current interim financial statement for analysis to determine if the borrower has the financial strength to sustain unforeseen adverse events and sufficient capacity to service its obligations in a timely manner. We secure these loans with either a first or second deed of trust on the subject property and require sufficient insurance with 1st Centennial named as loss payee. For investor properties, we require that borrowers provide to us annual rent rolls to enable us to analyze the income generated from the property as well as annual financial information for the borrower to monitor the financial health on a going forward basis.

Commercial Loans

1st Centennial’s commercial loans consist of (i) loans secured by commercial real estate and (ii) business loans, which are not secured by real estate, or if secured by real estate, for which the principal source of repayment is expected to be from business income, operating cash flows, etc. For a discussion of 1st Centennial’s loans secured by commercial real estate lending see “– Real Estate – Commercial.” Business loans include revolving lines of credit, working capital loans, equipment financing, letters of credit and inventory financing. Loans to businesses are underwritten using the three C’s of credit…character, capacity, and credit. It is important to know your borrower. In that regard we check a variety of credit sources to verify that the borrower has a history of satisfactorily discharging its obligations according to terms; we require at least three years of annual financial statements and a current interim statement for analysis. It is important to demonstrate that historical cash flows are sufficient to service not only the subject loan, but also all other obligations of the borrower. We typically require a debt coverage ratio of 1.25 for term loans. On loans where accounts receivable and/or inventory are financed, periodic accounts receivable and accounts payable agings are required in order to monitor the integrity of the loan vis-à-vis the collateral. Under certain limited circumstances unsecured loans may be made, but even when we make unsecured loans we protect ourselves by ensuring that appropriate insurance is in place naming us as loss payee, and we require periodic financial information be provided to us in order to monitor the loan during the term of the arrangement. Term loans may be made to support asset growth. Independent sources are used to establish collateral values. Typically, advances represent up to 80% of the asset financed.

Typically, business loans are floating rate obligations and are made for terms of 5 years or less, depending on the purpose of the loan and the collateral. No single business customer accounted for more than 3% of total loans at December 31, 2004.

Consumer and Other Loans

The consumer loans originated by 1st Centennial include automobile loans and miscellaneous other consumer loans, including unsecured loans, home lines of credit and credit card accounts. At December 31, 2004, consumer loans totaled $6.8 million, or 2% of the Company’s loan portfolio.

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

Loan Maturities and Sensitivity to Changes in Interest Rates. The following table shows the maturity distribution and repricing intervals of 1st Centennial’s outstanding loans as of December 31, 2004. In addition, the table shows the distribution of such loans between those with variable or floating interest rates and those with fixed or predetermined interest rates. The table includes nonaccrual loans of $125,000. Loan amounts are shown before deferred loan fees and before the allowance for loan losses.

Loan Maturities and Repricing Schedule

	As of December 31, 2004
	Within One Year	After One But Within Five Years	After Five Years	Total
	(Dollars in Thousands)
Real estate loans:
Construction and development	$115,706	$8,559	$44	$124,309
Residential loans	35	6	3,609	3,650
Commercial and multi-family	1,510	9,442	66,364	77,316
Commercial loans	51,266	23,352	27,043	101,661
Consumer loans	939	675	414	2,028
Equity lines of credit	—	—	3,475	3,475
Credit card and other loans	1,172	112	—	1,284

Total loans	$170,421	$42,146	$100,949	$313,516

Loans with variable (floating) interest rates	$125,167	$17,078	$—	$142,245

Loans with predetermined (fixed) interest rates	$72,173	$26,509	$72,796	$171,478[17]

Approximately 55% or $171.5 million of 1st Centennial’s loan portfolio at December 31, 2004 was classified as being at fixed rates, compared to 85% or $162.5 million, at December 31, 2003. Loans with variable rates at December 31, 2004 were $142.2 million compared to $28.8 million at December 31, 2003. However, 72% or $227.2 million of 1st Centennial’s loan portfolio is written as variable rate loans. Of this $227.2 million in variable rate loans, $85.0 million, or approximately 37%, are written with established floors, which have been reached due to the continuing low interest rate environment. These loans are, therefore, temporarily classified as fixed rate loans until the variable rate index rises above the floors. Approximately $86.5 million of the loans in the Company’s portfolio are “truly” fixed rate loans.

Off-Balance Sheet Arrangements

During the ordinary course of business, 1st Centennial will provide various forms of credit lines to meet the financing needs of its customers. These commitments to provide credit represent an obligation of 1st Centennial to its customers, which is not represented in any form within the consolidated balance sheets of 1st Centennial. These commitments represent a credit risk to 1st Centennial. Total unused commitments to extend credit were $160.3 million at December 31, 2004 and $108.5 million at December 31, 2003, representing 51% of and 57% of outstanding gross loans at December 31, 2004 and 2003, respectively. The Company’s standby letters of credit were $1.2 million and $2.9 million at December 31, 2004 and 2003, respectively.

The effects on 1st Centennial’s revenues, expenses, cash flows and liquidity from the unused portions of the commitments to provide credit cannot be reasonably predicted, because there is no guarantee that the lines of credit will ever be used.

For more information regarding 1st Centennial’s off-balance sheet arrangements, see Note 12 on page F-30 of the financial statements contained herein.

[17]	Includes $85.0 million in variable rate loans with established floors, which have been reached, and in essence, become fixed rate loans until the variable rate index rises above the floors.

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

Nonperforming assets include loans for which interest is no longer accruing, loans 90 or more days past due and still accruing, restructured loans and other real estate owned. Nonperforming assets at December 31, 2004 were $125,000 compared to $621,000 at December 31, 2003, representing 0.04% and 0.33% of gross loans, respectively.

Nonperforming assets as of December 31, 2004 included two commercial loans totaling $92,000 and one credit card and other loan totaling $33,000. The Company had no other real estate owned at December 31, 2004. There were no loans 90 days or more past due and still accruing at December 31, 2004.

Nonperforming assets as of December 31, 2003 included one construction loan totaling $69,000, two commercial and multi-family loans totaling $353,000, five commercial loans totaling $175,000, two consumer loans totaling $8,000 and one credit card and other loan totaling $16,000. The Company had no other real estate owned at December 31, 2003. There were no loans 90 days or more past due and still accruing at December 31, 2003.

The decrease from 2003 to 2004 was primarily the result of the charge-off of three commercial loans, the pay-off of one construction loan and the pay-off of one commercial and multi-family loan.

The following table provides information with respect to the components of the Company’s nonperforming assets as of the dates indicated:

Nonperforming Assets

	As of December 31,
	2004	2003	2002	2001	2000
	(Dollars in Thousands)
Nonaccrual loans:[18]
Real estate loans:
Construction and development	$—	$69	$—	$—	$—
Residential loans	—	—	221	200	—
Commercial and multi-family	—	353	173	—	—
Commercial loans	92	175	—	28	30
Consumer loans	—	8	—	13	—
Equity lines of credit	—	—	—	—	—
Credit card and other loans	33	16	—	—	7

Total nonaccrual loans	125	621	394	241	37

Loans 90 days or more past due (as to principal or interest) and still accruing:
Real estate loans:
Construction and development	—	—	—	—	—
Residential loans	—	—	50	—	—
Commercial and multi-family	—	—	—	—	—
Commercial loans	—	—	137	—	75
Consumer loans	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Credit card and other loans	—	—	—	—	—

Total loans 90 days or more past due And still accruing	—	—	187	—	75

Restructured loans[19]	—	—	—	—	—

Total nonperforming loans	125	621	581	241	112
Other real estate owned	—	—	—	—	—

Total nonperforming assets	$125	$621	$581	$241	$112

Nonperforming loans as a percentage of total gross loans[20]	0.04%	0.33%	0.41%	0.19%	0.19%
Nonperforming assets as a percentage of total loans and other real estate owned	0.04%	0.33%	0.41%	0.19%	0.19%
Allowance for loan losses to nonperforming loans	3,309.60%	339.45%	304.99%	605.80%	775.00%
Allowance for loan losses	$4,137	$2,108	$1,772	$1,460	$868

[18]	During the year ended December 31, 2004, no income related to these loans was included in net income. Additional interest income of approximately $10,000, would have been recorded for the year ended December 31, 2004 if these loans had been paid in accordance with their original terms and had been outstanding throughout the applicable period then ended or, if not outstanding throughout the applicable period then ended, since origination.
[19]	A “restructured loan” is one the terms of which were negotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower.
[20]	Total loans are gross of the allowance for loan losses and net of deferred fees.

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

As of December 31, 2004, the aggregate loan portfolio risk ratings were stratified as follows:

Pass/Homogeneous:	96.30%
Special Mention:	3.13%
Substandard:	0.55%
Doubtful:	0.02%

The allowance for loan losses as a percentage of total loans outstanding as of December 31, 2004, 2003 and 2002 was 1.33%, 1.11% and 1.24%, respectively. The allowance for loan losses as a percentage of total non-performing assets as of December 31, 2004, 2003 and 2002 was 3,309.60%, 339.45% and 304.99%, respectively. Net loan charge-offs during 2004 approximated $69,000 or 0.03% of average total loans, compared to $24,000 or 0.01% during 2003 and $165,000 or 0.12% in 2002. During 2004, there were three commercial loans for $121,000 that were charged-off. These loans represented 78% of the $155,000 in total charged-offs recorded in 2004. Of the $121,000 in commercial loans charged-off, $79,000 was recovered, this represented 92% of the $86,000 in total recoveries recorded in 2004. An addition of $2,098,000 was added to the allowance in 2004 to support our $122.2 million or 64% loan growth. The ratio of the allowance for loan losses to average total loans was determined by management to be adequate.

The following table summarizes the activity in the Company’s allowance for loan losses for the periods indicated:

Allowance for Loan Losses

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in Thousands)
Balances:
Average total loans outstanding during period	$257,005	$161,207	$134,169	$118,428	$55,822

Total loans outstanding at end of period, net of unearned income	$312,167	$190,330	$142,884	$127,155	$59,642

Allowance for Loan Losses:
Balance at beginning of period	$2,108	$1,772	$1,460	$868	$581
Acquisition of allowance for loan losses, Palomar Community Bank	—	—	—	603	—
Charge-offs:
Real estate loans:
Construction and development	—	—	—	64	7
Residential loans	—	—	49	—	—
Commercial and multi-family	—	—	—	—	—
Commercial loans	121	217	71	163	345
Consumer loans	14	2	65	—	—
Equity lines of credit	—	—	—	—	—
Credit card and other loans	20	2	9	79	11

Total charge-offs	155	221	194	306	363

Recoveries:
Real estate loans:
Construction and development	—	—	3	2	—
Residential loans	2	23	—	—	—
Commercial and multi-family	—	—	—	—	—
Commercial loans	79	140	15	5	8
Consumer loans	4	34	11	—	—
Equity lines of credit	—	—	—	—	—
Credit card and other loans	1	—	—	6	12

Total recoveries	86	197	29	13	20

Net charge-offs	(69)	(24)	(165)	(293)	(343)
Provision charged to operations	2,098	360	477	411	630
Reclassification for off-balance sheet commitments	—	—	—	(129)	—

Allowance for loan losses balance, end of period	$4,137	$2,108	$1,772	$1,460	$868

Ratios:
Net loan charge-offs to average total loans	0.03%	0.01%	0.12%	0.25%	0.61%
Allowance for loan losses to average total loans	1.61%	1.31%	1.32%	1.23%	1.55%
Allowance for loan losses to total loans at end of period	1.33%	1.11%	1.24%	1.15%	1.46%
Allowance for loan losses to total nonperforming loans	3,309.60%	339.45%	304.99%	605.80%	775.00%
Net loan (charge-offs) recoveries to allowance for loan losses at end of period	(1.67)%	(1.14)%	(9.31)%	(20.07)%	(39.52)%
Net loan (charge-offs) recoveries to provision for loan losses	(3.29)%	(6.67)%	(34.59)%	(71.29)%	(54.44)%

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

Allocation of Allowance for Loan Losses

	As of December 31,
	2004		2003		2002		2001		2000
Balance at End of Period Applicable to	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans
	(Dollars in Thousands)
Real estate loans:
Construction and development	$1,697	39.65%	$534	36.94%	$671	37.12%	$200	29.76%	$182	23.92%
Residential loans	47	1.16%	114	3.23%	80	6.95%	157	14.04%	35	7.48%
Commercial and multi-family	454	24.63%	392	33.60%	277	23.91%	273	24.47%	93	19.63%
Commercial loans	1,859	32.39%	975	21.94%	596	26.70%	571	23.97%	334	35.96%
Consumer loans	25	0.65%	—	0.31%	—	1.11%	69	2.34%	22	6.83%
Equity lines of credit	39	1.11%	46	2.14%	70	3.27%	25	3.73%	9	3.14%
Credit card and other loans	16	0.41%	47	1.84%	78	0.94%	45	1.69%	13	3.04%
Not allocated	—	—	—	—	—	—	120	—	180	—

Total allowance for loan loss	$4,137	100.00%	$2,108	100.00%	$1,772	100.00%	$1,460	100.00%	$868	100.00%

Total loans net of unearned income	$312,167		$190,330		$142,884		$127,155		$59,642

The changes in the “not allocated” category for the years reported were due to changes in the method of allocation based on changes in the portfolio. The non-allocated allowance generally recognizes the estimation risks associated with the allocated allowances, and management’s evaluation of various conditions, the effects of which are not directly measured in determining the allocated allowance. For 2004 management determined it was not necessary to separately evaluate these conditions, as they were all taken into account in determining the amounts of the allocated allowances.

Investment Securities

1st Centennial’s investment portfolio provides income to 1st Centennial and also serves as a source of liquidity. Total yield, maturity and risk are among the factors considered in building the investment portfolio. Under FDIC guidelines for risk-based capital, certain loans and investments may affect the level of capital required to support risk-weighted assets. For example, U.S. Treasury Securities have a 0% risk weighting, whereas U.S. agency pools have a 20% risk weighting, while 1-4 family real estate loans carry a 50% risk weighting. In addition, pursuant to FASB 115, securities must be classified as “held to maturity,” “available for sale,” or “trading securities.” Those securities held in the “available for sale” category must be carried on 1st Centennial’s books at “fair market value.” At December 31, 2004, 1st Centennial’s “available-for-sale” investment portfolio at fair value consisted of $198,000 in U.S. treasury and agency securities, $15.8 million in federal agency mortgage-backed securities and $4.1 million in obligations of states and local government securities compared to $718.000, $30.5 million and $4.3 million, respectively in 2003. At December 31, 2004, 2003, and 2002, 1st Centennial did not carry any investments classified as “held to maturity” or “trading.” In 2004, the Company’s investments decreased $15.4 million. The $15.4 million or 43% decrease in the Company’s investment portfolio was primarily due to principal paydowns on federal agency mortgage-backed securities. These funds were used to support the Company’s loan growth. In 2003, the Company’s investments increased $3.2 million. The $3.2 million or 10% increase was primarily in federal agency mortgage-backed securities, which provide liquidity by way of principal paydowns.

As of December 31, 2004, 2003 and 2002, interest-bearing time certificates of deposit at other financial institutions totaled $4.0 million, $4.8 million and 5.2 million, respectively.

The following table summarizes the amortized cost, unrealized gains and losses, fair value and distribution of the Company’s investment securities as of the dates indicated:

Investment Portfolio

	As of December 31,
	2004				2003				2002
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in Thousands)
Available for Sale:
U.S. treasury and government agency securities	$200	$—	$(2)	$198	$705	$13	$—	$718	$2,012	$29	$—	$2,041
Federal agency mortgage-backed Securities	15,754	110	(113)	15,751	30,302	285	(63)	30,524	25,396	460	(53)	25,803
Obligations of states and local government securities	3,971	176	—	4,147	4,084	213	—	4,297	4,357	134	—	4,491

Total	$19,925	$286	$(115)	$20,096	$35,091	$511	$(63)	$35,539	$31,765	$623	$(53)	$32,335

The following table summarizes, as of December 31, 2004, the maturity characteristics of the investment portfolio, by investment category. Expected remaining maturities may differ from remaining contractual maturities because obligors may have the right to prepay certain obligations with or without penalties.

Investment Maturities and Repricing Schedule

	As of December 31, 2004
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
Available for Sale:
U.S. treasury and government agency securities	$—	—	$—	—	$198	3.97%	$—	—	$198	3.97%
Federal agency mortgage-backed Securities	4,472	2.73%	10,522	3.62%	610	3.85%	147	4.18%	15,751	3.38%
Obligations of states and local government securities	—	—	2,339	4.35%	1,808	5.34%	—	—	4,147	4.78%

Total	$4,472	2.73%	$12,861	3.75%	$2,616	4.89%	$147	4.18%	$20,096	3.59%

Deposits

Total deposits were $291.8 million at December 31, 2004, compared to $212.8 million and $183.2 million at December 31, 2003 and 2002, respectively, representing increases of 37% and 16% in 2004 and 2003, respectively.

2004 compared to 2003 analysis. When comparing total deposits at December 31, 2004 as compared to December 31, 2003, the majority of the deposit increase in 2004 occurred in interest-bearing and money market accounts, which increased by $40.0 million or 66% and increased its percent of total deposits from 28% to 34%. The increase in interest-bearing and money market accounts was primarily the result of a promotional money market account offered to businesses and consumers during the second quarter of 2004. In addition, noninterest-bearing accounts increased $26.0 million or 39%. Savings deposit accounts increased $5.1 million or 25%. Time deposits of $100,000 or greater had a slight increase of $900,000, other time deposits increased $7.1 million or 27%.

2003 compared to 2002 analysis. When comparing total deposits at December 31, 2003 as compared to December 31, 2002, the majority of the deposit increase in 2003 occurred in noninterest bearing accounts, which increased $12.7 million or 24%, to $66.6 million. In addition, interest-bearing and money market deposits increased $11.1 million or 23%, to $60.1 million and time deposits $100,000 or greater increased $4.6 million or 13%, to $39.2 million from December 31, 2002.

As a result of the continued lower interest rates paid during 2003, there was a shift in the deposit mix from 2002 to 2003. Other time deposits decreased 3% from 15% of total deposits at December 31, 2002 to 12% of total deposits at

December 31, 2003. Noninterest-bearing deposits increased 2% from 29% of total deposits at December 31, 2002 to 31% of total deposits at December 31, 2003. Interest bearing and money market deposits increased 1% from 27% of total deposits at December 31, 2002 to 28% of total deposits at December 31, 2003.

1st Centennial’s cost of funds is the result of total interest expense on total deposits and other interest-bearing liabilities as a percent of average total deposits and average other interest-bearing liabilities. For 2004, cost of funds was 1.14% compared to 1.01% for 2003 and 1.28% for 2002. Cost of funds for 2004 has slightly increased as compared to 2003 due to the promotional interest rate on money market accounts offered during 2004. On the other hand, cost of funds for 2004 and 2003 has decreased when compared to 2002, primarily due to the continued low interest rates in 2004 and 2003.

The following table summarizes the distribution of average daily deposits and the average daily rates paid for the periods indicated:

Average Deposits and Other Borrowings

	For the Years Ended December 31,
	2004		2003		2002
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in Thousands)
Demand deposits, noninterest bearing	$81,185	0.00%	$60,543	0.00%	$46,483	0.00%

Interest-bearing deposits:
Interest-bearing demand deposits	20,255	0.20%	17,851	0.24%	19,209	0.21%
Money market deposits	67,188	1.31%	36,666	0.97%	33,793	0.88%
Savings deposits	25,752	0.65%	18,266	0.63%	18,145	0.55%
Time deposits $100,000 or greater	39,144	2.01%	37,834	2.25%	30,260	3.09%
Other time deposits	32,811	1.93%	27,804	1.43%	30,667	2.19%

Total interest-bearing deposits	$185,150	1.35%	$138,421	1.27%	$132,074	1.55%

FHLB borrowings and long-term debt	12,571	1.49%	2,679	1.23%	4,133	3.77%
Federal funds purchased	723	1.80%	404	1.73%	24	4.17%
Subordinated notes payable to subsidiary trust	12,877	4.88%	—	—	—	—
Redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures	—	—	6,000	5.12%	2,859	6.05%

Total deposits and other borrowings	$292,506	1.14%	$208,047	1.01%	$185,573	1.28%

Average rate excluding demand deposits		1.58%		1.43%		1.71%

The following table sets forth the scheduled maturities of the Company’s time deposits in denominations of $100,000 or greater at December 31, 2004:

Maturities of Time Deposits of $100,000 or More

(Dollars in Thousands)

Three months or less	$10,459
Over three months through six months	10,083
Over six months through twelve months	8,978
Over twelve months	10,548

Total	$40,068

Capital Resources

1st Centennial conducts ongoing assessments of its capital needs and requirements to ensure that it stays in compliance with increases in assets and levels of risk. Total stockholders’ equity was $28.0 million at December 31, 2004, compared to $24.4 million and $17.2 million at December 31, 2003 and 2002, respectively. The increase of $3.6 million or 15% as of December 31, 2004 was primarily due to $3,020,000 in year-to-date net income and proceeds of $742,000 from the exercise of stock options and the issuance of restricted stock awards, net, less the $165,000 decline in the unrealized gain of marketable securities.

The increase of $7.2 million or 30.3% in 2003 was primarily due to $4,871,000 in net proceeds from the sale of 225,000 shares of common stock in a public offering concluded, in the second quarter of 2003, and $2,088,000 in net income.

The deconsolidation of subsidiary trusts of bank holding companies formed in connection with the issuance of trust preferred securities, like the Trust, appears to be an unintended consequence of FIN 46. It is currently unknown if, or when the FASB will address this issue. Under applicable regulatory guidance, as described in the Federal Reserve Final Rule announced March 1, 2005, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to twenty-five percent of the company’s Tier 1 capital. At December 31, 2004, $9.3 million of the trust preferred securities qualified as Tier 1 capital. However, there can be no assurance that the Federal Reserve will continue to allow bank holding companies to include trust preferred securities in Tier 1 capital for regulatory capital purposes in the future. For more information see Note 1 to Notes to Consolidated Financial Statements.

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

At December 31, 2004, and 2003, 1st Centennial Bancorp and 1st Centennial Bank exceeded all of the minimum capital ratios required to be considered well capitalized. As of December 31, 2004, the Company’s Total Risk-Based and Tier 1 Risk Based Capital Ratios were 12.26% and 9.89%, compared to 13.63% and 12.48% at December 31, 2003. Tier 1 Capital for these purposes includes trust preferred securities up to twenty-five percent of the Company’s core capital. As of December 31, 2004, the Bank’s Total Risk-Based and Tier 1 Risk Based Capital Ratios were 11.68% and 10.43%, compared to 12.67% and 11.53% at December 31, 2003. At December 31, 2004, the Company’s leverage ratio was 9.25%, compared to 10.79% at December 31, 2003. As of December 31, 2004, the Bank’s Leverage Capital Ratio was 9.73%, compared to 9.97% at December 31, 2003.

Detailed information concerning the capital amounts and ratios for both 1st Centennial Bancorp and 1st Centennial Bank is contained in Note 16 to the financial statements appearing elsewhere herein. Management anticipates that continued growth of the Company may require the Company to raise additional funds in the next two years through sales of the Company’s common stock or otherwise in order to meet regulatory capital requirements. No assurance can be given that at such time as the Company determines to increase its capital through a stock offering or otherwise that it will be able to do so, or that it will be able to do so on terms the Company deems favorable.

For purposes of calculating capital ratios, bank regulators have excluded adjustments to stockholders’ equity that result from mark-to-market adjustments of available-for-sale investment securities. At December 31, 2004, the Company had accumulated other comprehensive income resulting from unrealized gains on investment securities net of taxes of $87,000, compared to an unrealized gain net of taxes of $252,000 at December 31, 2003.

Liquidity

The Company’s liquidity is primarily a reflection of 1st Centennial’s ability to raise money quickly, without principal loss and at a reasonable cost to meet loan demand and deposit withdrawals, and to service other liabilities as they come due. 1st Centennial has adopted policies to manage its liquidity position so it can respond to changes in the financial environment and ensure that sufficient funds are available to meet those needs. Generally, 1st Centennial’s major sources of liquidity are customer deposits, maturities, paydowns and sales of investment securities, the use of federal funds markets, borrowings from correspondent banks, borrowings from the Federal Home Loan Bank (FHLB) and net cash provided by operating activities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments, which are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors, are not. Liquid assets include cash and due from banks, less the federal reserve requirement, federal funds sold, interest-bearing deposits in financial institutions, unpledged investment securities available-for-sale, federal home loan bank stock and cash surrender value of life insurance.

In light of the Company’s growth, the Board of Directors changed the liquidity policy to maintain a ratio of 10% - 20% instead of at least 20%. In addition, the Company increased its off balance sheet liquidity sources. In order to augment liquidity, 1st Centennial Bank has Federal Funds borrowing arrangements with three correspondent banks totaling $15.0 million, and a secured line of credit with the FHLB totaling approximately $54.1 million.

On a consolidated basis, the Company’s liquidity ratio, which is a measure of liquid assets to deposits, plus short-term liabilities, plus federal home loan bank borrowings, due within one year, less pledged securities for treasury tax and loan, declined to 7.08% at year end December 31, 2004 from 20.83% as of December 31, 2003.

On a consolidated basis, the ratio of liquid assets to ending assets as of December 31, 2004 was 6.21% as compared to 18.18% as of December 31, 2003.

In order to help support the Company’s $119.8 million increase in net loans, the Company pledged approximately $15.6 million in securities and $73.6 million in loans as of December 31, 2004 to the FHLB as collateral against our secured line of credit. As a result, unpledged securities at fair market value decreased to $5.4 million as of December 31, 2004 from $28.2 million at December 31, 2003.

While we are out of compliance with our internal liquidity policies, we believe it is beneficial to take advantage of the earnings opportunity presented by current loan demand, and to make certain temporary arrangements to ensure adequate liquidity, until our deposit growth has an opportunity to catch up to the loan growth. In order to enhance our deposit growth, we have a plan in place to increase deposits by:

1)	Advertising its deposit rates;

2)	Revising the incentive program for business development officers to reward deposit growth;

3)	Hiring personnel whose primary focus is deposit growth;

4)	Special deposit promotions;

5)	Buying brokered deposits and public funds to a limit of 5% of total deposits;

In addition, to the extent that we are not able to generate sufficient deposit growth to attain our target liquidity ratio, we will continue to utilize the FHLB for borrowings, as well as short-term borrowings from our correspondent banks, and will also where appropriate sell loan participations to other banks to address this issue.

Management is of the opinion that the standby funding sources it has arranged for are adequate to meet 1st Centennial’s current and anticipated short-term liquidity needs.

The following table sets forth certain information with respect to 1st Centennial’s liquidity as of December 31, 2004 and December 31, 2003.

Liquidity

	December 31, 2004	December 31, 2003
	(Dollars in Thousands)
Cash and due from banks (less FRB reserve requirement)	$5,195	$6,673
Federal funds sold	—	—
Interest-bearing deposits in financial institutions	3,964	4,806
Unpledged investment securities, available for sale	5,378	28,173
Federal Home Loan Bank stock	1,128	380
Cash surrender value of life insurance	6,488	6,206

Total liquid assets	$22,153	$46,238

Liquidity ratios:
Ending assets	6.21%	18.18%
Ending deposits and short-term liabilities	7.08%	20.83%

The dependency ratio is a measure of net volatile liabilities to net earning assets. At December 31, 2004, 1st Centennial’s net non-core dependency ratio was 23.94%, under applicable regulatory guidelines, which assumes all brokered deposits and all certificates of deposit over $100,000 (“Jumbo CD’s”) as volatile sources of funds. At December 31, 2003 the net non-core dependency ratio was 3.38%. 1st Centennial targets a net non-core dependency ratio of less than 20%.

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

The following table sets forth the interest rate sensitivity of the Company’s interest-earning assets and interest-bearing liabilities as of December 31, 2004 using the interest rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms. Actual payment patterns may differ from contractual payment patterns.

Interest Rate Sensitivity Analysis

	As of December 31, 2004 Amounts Subject to Repricing Within
	0-3 Months	3-12 Months	1-5 Years	After 5 Years	Non Sensitive	Total
	(Dollars in Thousands)
Assets
Loans, net of deferred fees	$144,027	$52,165	$43,367	$72,483	$125	$312,167
Allowance for loan losses	—	—	—	—	(4,137)	(4,137)
Investment securities	1,242	3,230	12,861	2,763	—	20,096
Federal funds sold	—	—	—	—	—	—
FHLB stock	—	—	1,615	—	—	1,615
Interest-bearing deposits with banks	694	989	1,911	370	—	3,964
Noninterest-earning assets	—	—	—	—	16,485	16,485
Life insurance	—	—	6,488	—	—	6,488

Total assets	$145,963	$56,384	$66,242	$75,616	$12,473	$356,678

Liabilities
Noninterest-bearing deposits	$—	$—	$—	$—	$92,620	$92,620
Interest-bearing deposits	81,577	69,199	22,472	25,934	—	199,182
Federal funds purchased	475	—	—	—	—	475
Borrowings from Federal Home Loan Bank	17,000	4,000	—	—	—	21,000
Subordinated notes payable to subsidiary trust	13,151	—	—	—	—	13,151
Other liabilities	—	—	—	—	2,249	2,249
Stockholders’ equity	—	—	—	—	28,001	28,001

Total liabilities and stockholders’ equity	$112,203	$73,199	$22,472	$25,934	$122,870	$356,678

Interest rate sensitivity gap	$33,760	$(16,815)	$43,770	$49,682	$(110,397)
Cumulative interest rate sensitivity gap	$33,760	$16,945	$60,715	$110,397	—

The opportunity to reprice assets in the same dollar amounts and at the same time as liabilities would minimize interest rate risk in any interest rate environment. The difference between the amounts of assets and liabilities repriced at the same time, or “gap,” represents the risk, or opportunity, in repricing. In general, if more assets than liabilities are repriced at a given time in a rising rate environment net interest income would improve while in a declining rate environment net interest income would decline. If more liabilities than assets were repriced under the same conditions the opposite would result. 1st Centennial is asset sensitive in the immediate to three-month period, cumulatively asset sensitive through one year, and asset sensitive at 1-5 years. Most of our loans are tied to Prime, and can therefore be repriced immediately, although $85.0 million or 37% of these variable rate loans are written with established floors, which have been reached due to the continuing low interest rate environment. For purposes of the above schedule, these loans are temporarily posted at their final maturity, rather than in time periods of 0-3 months. In a rising interest rate environment, these loans would revert to variable rate loans once the rate index exceeds their floor rate. For purposes of this schedule, under those circumstances these loans would be shown in the 0-3 month time period and the result would be a cumulative positive sensitivity gap until one year. As a result, we are effectively asset sensitive for this period, so that in fact if interest rates were to rise in the short term, our net interest income would improve.

In connection with the foregoing strategy, 1st Centennial studies the net change in interest income and net interest margin given immediate and parallel interest rate shocks over a 12-month horizon. 1st Centennial’s goal is to manage the effect of these changes within Board-established parameters for up/down 100 and 200 basis points. Shown below are possible changes to net interest income21 and the net interest margin21 based upon the model’s program under 100 and 200 basis point increases or decreases as of December 31, 2004:

Change (in Basis Points)	Net Interest Income (next twelve months)	Change in Net Interest Income	% Change in Net Interest Income	Net Interest Margin
(Dollars in Thousands)
+ 200	$21,461	$2,813	15.08%	6.34%
+ 100	20,054	1,405	7.53%	5.93%
0	18,649	—	—	5.52%
– 100	17,256	(1,393)	(7.47)%	5.12%
– 200	15,745	(2,903)	(15.57)%	4.67%

These results indicate the effect of immediate rate changes, and do not consider the yield from reinvesting in short-term versus long-term instruments. The above table shows values in a sudden, significant upward or downward movement. The net interest margin will improve if rates rise and decline if rates fall. The results indicated by the report are considered acceptable by management and the Board of Directors.

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

[21]	Excluding loan fees.

ITEM 7. FINANCIAL STATEMENTS

The following consolidated financial statements of 1st Centennial Bancorp and Subsidiaries at December 31, 2004 and 2003 and for each of the years in the three-year period ended December 31, 2004, are included in this filing following page 52 at the pages indicated.

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

There were no significant changes in 1st Centennial’s internal controls over financial reporting or in other factors in the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Code of Ethics

The Company has adopted a code of ethics applicable to all of its officers, directors and employees, including its principal executive officer, principal financial officer, principal operating officer and persons performing similar functions. The text of this code of ethics may be found on the Company’s web site at “www.1stcent.com.” The Company intends to post notice of any waiver from, or amendment to, any provision of our code of ethics on this web site.

Other Information Concerning Directors and Executive Officers

The remainder of the information required by Item 9 will be contained in the Company’s definitive Proxy Statement for the Company’s 2005 Annual Meeting of Shareholders which the Company will file with the SEC within 120 days after the close of the Company’s 2004 fiscal year in accordance with SEC Regulation 14A under the Securities Exchange Act of 1934. Such information is incorporated herein by this reference.

ITEM 10. EXECUTIVE COMPENSATION

(See Item 14)

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2004, with respect to options outstanding and available under our 2001 Stock Incentive Plan, as amended and restated March 19, 2004, which is our only equity compensation plan other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	381,205	$19.64	125,123

Other Information Concerning Security Ownership of Certain Beneficial Owners and Management

The remainder of the information required by Item 11 will be contained in the Company’s definitive Proxy Statement for the Company’s 2005 Annual Meeting of Shareholders which the Company will file with the SEC within 120 days after the close of the Company’s 2004 fiscal year in accordance with SEC Regulation 14A under the Securities Exchange Act of 1934. Such information is incorporated herein by this reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(See Item 14)

ITEM 13. EXHIBITS

(10)	EXHIBITS

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation of Centennial First Financial Services (Incorporated by reference from Exhibit to the Company’s Registration Statement on Form S-4 filed on October 20, 1999.)

3.2	Amendment to Articles of Incorporation of Centennial First Financial Services filed May 5, 2000 (Incorporated by reference to Exhibit to Company’s Form 10-QSB for the quarter ended June 30, 2002.)

3.3	Amendment to Articles of Incorporation of Centennial First Financial Services filed February 18, 2003 (Incorporated by reference to Exhibit to Company’s Form SB-2 filed on March 13, 2003.)

3.4	Restated By-Laws of Centennial First Financial Services (Incorporated by reference from Exhibit to the Company’s Form 10-QSB for the quarter ended June 30, 2002.)

10.1	Brea Branch Lease, dated September 20, 2000 (Incorporated by reference from Exhibit to the Company’s Registration Statement on Form SB-2 filed on March 21, 2001.)

10.2	Form of Indemnification Agreement (Incorporated by reference from Exhibit to the Company’s Registration Statement on Form SB-2 filed on March 21, 2001.)

10.9	1st Centennial Bank Employee Stock Ownership Plan (with 401(k) provisions), dated August 1, 2004

10.10	Amended and Restated Stock Incentive Plan.

10.11	Palomar Community Bank (now Escondido branch) lease dated April 15, 1987 (Incorporated by reference from Exhibit 10.13 to Form 10-QSB for the fiscal quarter ended March 31, 2002.)

10.12	Indenture for Trust Preferred Securities dated July 11, 2002 (Incorporated by reference from Exhibit 10.14 to Form 10-QSB for the fiscal quarter ended September 30, 2002.)

10.13	Amended and Restated Declaration of Trust for trust preferred securities dated July 11, 2002 (Incorporated by reference from Exhibit 10.15 to Form 10-QSB for the fiscal quarter ended September 30, 2002.)

10.14	Guarantee Agreement for Trust Preferred Securities dated July 11, 2002 (Incorporated by reference from Exhibit 10.16 to Form 10-QSB for the fiscal quarter ended September 30, 2002.)

10.15	Salary Continuation Agreement of Suzanne Dondanville, dated December 17, 2002 (Incorporated by reference from Exhibit 10.17 to Form SB-2 dated March 13, 2003.)

10.16	Salary Continuation Agreement of Clifford Schoonover, dated December 17, 2002 (Incorporated by reference from Exhibit 10.18 to Form SB-2 dated March 13, 2003.)

10.17	Amendment to Construction Department Lease dated August 28, 2002 (Incorporated by reference from Exhibit 10.20 to Form SB-2 dated March 13, 2003.)

10.18	Commercial Lending Group Lease, dated December 23, 2002 (Incorporated by reference from Exhibit 10.21 to Form SB-2 dated March 13, 2003.)

10.19	Palm Desert Branch Lease, dated November 13, 2002 (Incorporated by reference from Exhibit 10.22 to Form 10-KSB for the year ended December 31, 2002.)

10.20	Amendment to Escondido Branch Lease, dated June 6, 2001 (Incorporated by reference from Exhibit 10.23 to Form 10-KSB for the year ended December 31, 2002.)

10.21	Amendment to Salary Continuation Agreement of Suzanne Dondanville, dated December 17, 2002. (Incorporated by reference from Exhibit 10.24 to Form 10-KSB for the year ended December 31, 2003.)

10.22	Amendment to Salary Continuation Agreement of Anne Elizabeth Sanders, dated December 1, 2001. (Incorporated by reference from Exhibit 10.25 to Form 10-KSB for the year ended December 31, 2003.)

10.23	Amendment to Salary Continuation Agreement of Clifford Schoonover, dated December 17, 2002. (Incorporated by reference from Exhibit 10.26 to Form 10-KSB for the year ended December 31, 2003.)

10.25	Indenture for Trust Preferred Securities dated January 15, 2004. (Incorporated by reference to Form 10-QSB for the quarter ended March 31, 2004.)

10.26	Amended and Restated Declaration of Trust for Trust Preferred Securities dated January 15, 2004. (Incorporated by reference to Form 10-QSB for the quarter ended March 31, 2004.)

10.27	Guarantee Agreement for Trust Preferred Securities dated January 15, 2004. (Incorporated by reference to Form 10-QSB for the quarter ended March 31, 2004.)

10.28	Amendment to Brea Branch Lease dated August 16, 2004. (Incorporated by reference to Form 10-QSB for the quarter ended September 30, 2004.)

10.29	Irwindale Branch Lease dated August 12, 2004. (Incorporated by reference to Form 10-QSB for the quarter ended September 30, 2004.)

10.30	Salary Continuation Agreement of Anne Elizabeth Sanders, dated December 1, 2001. (Supersedes exhibit 10.5 Salary Continuation Agreement of Beth Sanders, dated October 1, 2001, Incorporated by reference to Form 10-QSB for the quarter ended September 30, 2004.)

10.31	Employment Agreement of Beth Sanders, dated December 1, 2004. (Supersedes exhibit 10.7 Employment Agreement of Beth Sanders, dated December 1, 2001.)

10.32	Employment Agreement of Suzanne Dondanville, dated December 1, 2004.

10.33	Temecula Branch Lease, dated December 15, 2004.

10.34	Real Estate Department Lease, dated November 30, 2000

21.1	Subsidiaries of 1st Centennial Bancorp. (Incorporated by reference to Form 10-QSB for the quarter ended March 31, 2004.)

31.1	Certification of Chief Executive Officer (Section 302 Certification)

31.2	Certification of Chief Financial Officer (Section 302 Certification)

32	Certification of Periodic Financial Report (Section 906 Certification)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Items 10,12 and 14 will be contained in the Company’s definitive Proxy Statement for the Company’s 2005 Annual Meeting of Shareholders which the Company intends to file with the SEC within 120 days after the close of the Company’s 2004 fiscal year in accordance with SEC Regulation 14A under the Securities Exchange Act of 1934. Such information is incorporated herein by this reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of March 2005.

/s/ Thomas E. Vessey
Thomas E. Vessey
President and Chief Executive Officer

/s/ Beth Sanders
Beth Sanders
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 23rd day of March 2005.

/s/ James R. Appleton	/s/ Ronald J. Jeffrey
James R. Appleton	Ronald J. Jeffrey
Director	Director

/s/ Bruce J. Bartells	/s/ William A. McCalmon
Bruce J. Bartells	William A. McCalmon
Director	Director

/s/ Carole H. Beswick	/s/ Patrick J. Meyer
Carole H. Beswick	Patrick J. Meyer
Director	Chairman of the Board

/s/ Irving M. Feldkamp	/s/ Stanley C. Weisser
Irving M. Feldkamp	Stanley C. Weisser
Director	Director

/s/ Douglas F. Welebir
Larry Jacinto	Douglas F. Welebir
Director	Director

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

      1st Centennial Bancorp

We have audited the accompanying consolidated statements of condition of 1st Centennial Bancorp and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 1st Centennial Bancorp and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ HUTCHINSON AND BLOODGOOD LLP

Glendale, California

March 8, 2005

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

December 31, 2004 and 2003

(Dollars In Thousands)

	2004	2003
ASSETS
Cash and due from banks	$5,695	$9,948
Interest-bearing deposits in financial institutions	3,964	4,806
Investment securities, available for sale	20,096	35,539
Stock investments, restricted, at cost	1,615	867
Loans, net of allowance for loan losses of $4,137 and $2,108	308,030	188,222
Accrued interest receivable	766	710
Premises and equipment, net	3,113	2,468
Goodwill	4,180	4,180
Cash surrender value of life insurance	6,488	6,206
Other assets	2,731	1,437

Total assets	$356,678	$254,383

LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$92,620	$66,636
Interest-bearing deposits	199,182	146,137

Total deposits	291,802	212,773
Accrued interest payable	315	224
Federal funds purchased	475	1,850
Borrowings from Federal Home Loan Bank	21,000	7,600
Other liabilities	1,934	1,536
Subordinated notes payable to subsidiary trusts	13,151	—
Redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures	—	6,000

Total liabilities	328,677	229,983

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, no par value; authorized 10,000,000 shares, issued and outstanding 1,939,611 and 1,502,281 shares at December 31, 2004 and 2003, respectively	21,208	20,456
Retained earnings	6,706	3,692
Accumulated other comprehensive income	87	252

Total stockholders’ equity	28,001	24,400

Total liabilities and stockholders’ equity	$356,678	$254,383

The accompanying notes are an integral part of these consolidated statements.

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

Years Ended December 31, 2004, 2003 and 2002

(Dollars In Thousands, Except Per Share Data)

	2004	2003	2002
Interest income:
Interest and fees on loans	$22,442	$15,174	$12,586
Deposits in financial institutions	200	233	220
Federal funds sold	66	90	152
Investments:
Taxable	841	984	1,342
Tax-exempt	169	174	186

Total interest income	23,718	16,655	14,486

Interest expense:
Interest bearing demand and savings deposits	1,085	512	438
Time deposits $100,000 or greater	788	850	936
Other time deposits	634	397	673
Interest on borrowed funds	828	347	330

Total interest expense	3,335	2,106	2,377

Net interest income	20,383	14,549	12,109

Provision for loan losses	2,098	360	477

Net interest income after provision for loan losses	18,285	14,189	11,632

Noninterest income:
Customer service fees	1,221	1,279	1,048
Gains and commissions from sale of loans	295	389	309
Other income	1,092	1,363	1,067

Total noninterest income	2,608	3,031	2,424

Noninterest expense:
Salaries and employee benefits	9,913	8,432	6,054
Net occupancy expense	1,462	1,510	1,394
Other operating expense	4,705	4,049	4,100

Total noninterest expense	16,080	13,991	11,548

Income before provision for income taxes	4,813	3,229	2,508

Provision for income taxes	1,793	1,141	802

Net income	$3,020	$2,088	$1,706

Basic earnings per share	$1.59	$1.17	$1.09

Diluted earnings per share	$1.47	$1.10	$1.08

The accompanying notes are an integral part of these consolidated statements.

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended December 31, 2004, 2003 and 2002

(Dollars In Thousands, Except Share Data)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, DECEMBER 31, 2001	1,144,440	$12,964	$2,196	$112	$15,272

Comprehensive income:
Net income	—	—	1,706	—	1,706
Change in net unrealized gain on investment securities available for sale, after tax effects	—	—	—	211	211

Total comprehensive income					1,917

Stock dividend	57,032	942	(942)	—	—

Cash paid in lieu of fractional shares	—	—	(3)	—	(3)

Exercise of stock options, including tax benefit	1,045	7	—	—	7

BALANCE, DECEMBER 31, 2002	1,202,517	13,913	2,957	323	17,193

Comprehensive income:
Net income	—	—	2,088	—	2,088
Change in net unrealized gain on investment securities available for sale, after tax effects	—	—	—	(71)	(71)

Total comprehensive income					2,017

Stock dividend	59,888	1,347	(1,347)	—	—

Cash paid in lieu of fractional shares	—	—	(6)	—	(6)

Issuance of common stock, net	225,000	4,871	—	—	4,871

Issuance of restricted stock for legal settlement	12,960	295	—	—	295

Exercise of stock options, including tax benefit	1,916	30	—	—	30

BALANCE, DECEMBER 31, 2003	1,502,281	20,456	3,692	252	24,400
Comprehensive income:
Net income	—	—	3,020	—	3,020
Change in net unrealized gain on investment securities available for sale, after tax effects	—	—	—	(165)	(165)

Total comprehensive income					2,855

Stock split	378,664	—	—	—	—

Cash paid in lieu of fractional shares	—	—	(6)	—	(6)

Compensation expense on acceleration of stock options	—	10	—	—	10

Issuance of restricted stock awards	9,000	41	—	—	41

Exercise of stock options, including tax benefit	49,666	701	—	—	701

BALANCE, DECEMBER 31, 2004	1,939,611	$21,208	$6,706	$87	$28,001

The accompanying notes are an integral part of these consolidated statements.

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2004, 2003 and 2002

(Dollars In Thousands)

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,020	$2,088	$1,706
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	528	631	658
Loss on disposal of premises and equipment	5	29	—
Provision for loan losses	2,098	360	477
Loss from sale of investments	—	7	—
Loss on sale of other real estate owned	—	9	—
Gain from sale of loans	(295)	(389)	(309)
Amortization of deferred loan fees	(1,780)	(895)	(559)
Amortization of excess purchase value of deposits	14	(105)	(177)
Fair value of stock options and restricted stock awards, in noninterest expense	51	165	—
Deferred income tax benefit	(688)	(241)	(219)
Amortization of excess value of loans	33	—	—
Amortization of premiums on investment securities available for sale	525	539	248
Increase in cash surrender value of life insurance	(282)	(280)	(198)
Decrease (increase) in assets:
Accrued interest receivable	(56)	(37)	259
Other assets	(614)	(577)	2,652
Increase (decrease) in liabilities:
Accrued interest payable	91	(40)	41
Other liabilities	398	323	(3,490)

Net cash provided by operating activities	3,048	1,587	1,089

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in interest-bearing deposits in financial institutions	842	345	803
Activity in available for sale securities:
Purchase of securities	—	(17,997)	(10,537)
Proceeds from sales, maturities and principal repayments of securities	14,753	14,176	11,692
Redemption (purchases) of Federal Home Loan Bank stock	(748)	(51)	67
Net increase in loans	(119,864)	(45,765)	(15,026)
Proceeds from sales of other real estate owned	—	75	—
Additions to bank premises and equipment	(1,178)	(502)	(637)
Purchases of life insurance, net of redemptions	—	—	(2,515)

Net cash used in investing activities	(106,195)	(49,719)	(16,153)

The accompanying notes are an integral part of these consolidated statements.

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years Ended December 31, 2004, 2003 and 2002

(Dollars In Thousands)

	2004	2003	2002
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in noninterest-bearing demand deposits	$25,984	$12,740	$12,483
Net increase (decrease) in interest-bearing deposits	53,045	16,845	(3,446)
Proceeds from (repayments of) federal funds purchased	(1,375)	1,850	—
Proceeds from Federal Home Loan Bank borrowings	13,400	7,600	—
Proceeds from issuance of trust preferred securities	7,145	—	6,000
Repayment of long-term debt	—	—	(3,500)
Net proceeds from issuance of common stock	—	4,871	—
Proceeds from issuance of restricted stock	—	130	—
Cash dividends paid in lieu of fractional shares	(6)	(6)	(3)
Proceeds from exercise of stock options	701	30	7

Net cash provided by financing activities	98,894	44,060	11,541

Net decrease in cash and cash equivalents	(4,253)	(4,072)	(3,523)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9,948	14,020	17,543

CASH AND CASH EQUIVALENTS, END OF YEAR	$5,695	$9,948	$14,020

SUPPLEMENTARY INFORMATION
Interest paid	$3,244	$2,146	$2,336

Income taxes paid	$2,564	$1354	$945

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Loan made to facilitate sale of other real estate owned	$—	$580	$—

The accompanying notes are an integral part of these consolidated statements.

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

1st Centennial Bancorp (the Company) is a bank holding company headquartered in Redlands, California that provides through its subsidiary, 1st Centennial Bank (the Bank), a broad array of products and services throughout its operating areas in Southern California. The Bank operates five branches, which provide commercial and consumer banking services.

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and financial reporting policies the Company follows conform, in all material respects, to accounting principles generally accepted in the United States and to general practices within the financial services industry

In consolidating, the Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under accounting principles generally accepted in the United States. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, variable interest entities (VIEs) are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in an entity is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The Company’s wholly owned subsidiaries, Centennial Capital Trust I and Centennial Capital Trust II, are VIEs for which the Company is not the primary beneficiary. Accordingly, the accounts of these entities are not included in the Company’s consolidated financial statements at December 31, 2004.

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

Reclassification

Certain amounts have been reclassified in the 2003 and 2002 financial statements to conform to the 2004 financial statement presentation.

Interest-Bearing Deposits in Financial Institutions

Interest-bearing deposits in financial institutions mature within ten years and are carried at cost.

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

Loans

The Company grants construction, real estate, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by construction and development, and commercial loans throughout Southern California. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off, generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans.

Interest on loans is accrued daily as earned, except when serious doubt concerning collectibility arises, at which time such loans are placed on a nonaccrual basis, and all accrued and uncollected interest income is reversed against current period operations. Interest income on nonaccrual loans is recognized only when the loan is paid in full.

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

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses

The allowance for possible loan losses is a reserve established through a provision for possible loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses inherent in the loan portfolio. The allowance for possible loan losses includes allowance allocations calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS 118, and allowance allocations calculated in accordance with SFAS 5, “Accounting for Contingencies.” The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio, as well as trends in the foregoing. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications. The Company’s allowance for possible loan losses consists of three elements: (i) specific valuation allowances established for probable losses on specific loans; (ii) historical valuation allowances calculated based on historical loan loss experience for similar loans with similar characteristics and trends; and (iii) unallocated general valuation allowances determined based on general economic conditions and other qualitative risk factors both internal and external to the Company.

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

Other intangible assets consist of one-time loan and deposit fair value adjustments. These fair value adjustments are amortized on a straight-line basis with remaining lives of up to 2 years.

Premises, Equipment and Depreciation

Land is carried at cost. Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives on a straight-line basis, which range from three to thirty-nine years.

Foreclosed Real Estate

Assets acquired through, or in lieu of, loan foreclosures are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Troubled loans are transferred to foreclosed real estate upon completion of formal foreclosure proceedings.

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreclosed Real Estate (continued)

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

Advertising cost

Advertising costs are expensed as incurred.

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

SFAS No. 123R, “Share-Based Payment (Revised 2004),” eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS No. 123R is effective for the Company on July 1, 2005. However, the Company plans to transition to fair value based accounting for stock compensation on January 1, 2005 using the modified version of prospective application (“modified prospective method”).

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

	Years Ended December 31,
	2004	2003	2002
Net income:
As reported	$3,020	$2,088	$1,706
Pro forma	2,462	1,848	1,346

Compensation cost, net of taxes	$558	$240	$360

Basic earnings per share:
As reported	$1.59	$1.17	$1.09
Pro forma	1.30	1.03	0.86

Diluted earnings per share:
As reported	$1.47	$1.10	$1.08
Pro forma	1.20	0.97	0.86

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted assumptions used for option grants in 2004, 2003 and 2002; no dividend yield; expected volatility of 22.30%, 19.90% and 20.08% in 2004, 2003 and 2002, respectively; risk-free interest rates of 4.23%, 4.27% and 4.05% for 2004, 2003 and 2002, respectively, and expected lives of 10 years for all years.

Employee Stock Ownership Plan (with 401(k) Provisions) (KSOP)

Compensation expense is recognized based on cash contributions paid or committed to be paid to the KSOP. All shares held by the KSOP are deemed outstanding for purposes of earnings per share calculations. Dividends declared on all shares held by the KSOP are charged to the Company’s retained earnings.

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

The weighted average number of shares used in the computation of basic earnings per share was 1,899,440 for 2004, 1,786,636 for 2003 and 1,562,642 for 2002. The weighted average number of shares used in the computation of diluted earnings per share was 2,057,500 for 2004, 1,898,612 for 2003 and 1,573,937 for 2002.

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

The components of other comprehensive income are as follows:

	2004	2003	2002
Unrealized holding gains (losses) on available for sale securities	$(275)	$(126)	$364
Reclassification adjustment for losses (gains) realized in income	—	7	—

Net unrealized gains (losses)	(275)	(119)	364
Tax effect	110	48	(153)

Net-of-tax amount	$(165)	$(71)	$211

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” FIN 46 was revised in December 2003. This Interpretation provides new guidance for the consolidation of variable interest entities (VIEs) and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved. The Interpretation also adds disclosure requirements for investors that are involved with unconsolidated VIEs. The consolidation requirements apply to companies that have interest in special-purpose entities for periods ending after December 15, 2003.

FIN 46 required the Company to deconsolidate its investments in Trust I and Trust II on the January 01, 2004 effective date. As a result, the Company’s Consolidated Statements of Financial Condition include junior subordinated debt (Subordinated Debt) and the related interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Income. Prior to the adoption of FIN 46, the Company’s Consolidated Statements of Financial Condition reported its Trust holdings as “Redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures,” which represented the trust preferred securities issued by the consolidated Trust.

The deconsolidation of subsidiary trusts of bank holding companies formed in connection with the issuance of trust preferred securities, like the Trusts, appears to be an unintended consequence of FIN 46. It is currently unknown if, or when, the FASB will address this issue. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier I capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve has proposed regulations that would allow bank holding companies such as the Company to continue to count trust preferred securities up to 25% of Tier I capital. The Company will continue to meet its regulatory capital requirements if the proposal is adopted in its current form.

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

In December 2004, the FASB issued SFAS No. 123R (Revised 2004), “Share-Based Payment, which is a revision of SFAS No. 123.” SFAS No. 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS No. 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant.

SFAS No. 123R is effective for the Company on July 1, 2005. However, the Company plans to transition to fair value based accounting for stock compensation on January 1, 2005 using the modified version of prospective application (“modified prospective method”). Under the modified prospective method as applicable to the Company, SFAS No. 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2005. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of January 1, 2005 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures as presented in the Company’s financial statements prior to the adoption of SFAS No. 123R.

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (continued)

Based on the stock-based compensation awards outstanding as of December 31, 2004 for which the requisite service is not expected to be fully rendered prior to January 1, 2005, the Company expects to recognize additional pre-tax, quarterly compensation cost of approximately $113,000 beginning in the first quarter of 2005 as a result of the adoption of SFAS No. 123R. Future levels of compensation cost recognized related to stock-based compensation awards (including the aforementioned expected costs during the period of adoption) may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption of this standard.

In March 2004, the FASB modified Emerging Issues Task Force (EITF) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position to provide additional implementation guidance. This EITF had no effect on the Company’s consolidated financial statements.

Note 2. RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Bank is required to maintain an average account balance with the Federal Reserve Bank. At December 31, 2004 and 2003, the Bank met the requirements which amounted to $500,000, and $3,274,000, respectively.

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. INVESTMENT SECURITIES

The following is a comparison of amortized cost and fair value of investment securities at December 31, 2004 and 2003:

	2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. treasury and agency securities	$200	$—	$(2)	$198
Federal agency mortgage-backed securities	15,754	110	(113)	15,751
Obligations of states and local government securities	3,971	176	—	4,147

	$19,925	$286	$(115)	$20,096

	2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. treasury and agency securities	$705	$13	$—	$718
Federal agency mortgage-backed securities	30,302	285	(63)	30,524
Obligations of states and local government securities	4,084	213	—	4,297

	$35,091	$511	$(63)	$35,539

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. INVESTMENT SECURITIES (Continued)

The amortized cost and fair value of investment securities available for sale at December 31, 2004, by contractual maturity, are shown below. Expected maturities for mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or retire obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Within one year	$—	$—
Over 1 year to 5 years	2,240	2,339
Over 5 years to 10 years	1,931	2,006
Over 10 years	—	—

	4,171	4,345
Federal agency mortgage-backed securities	15,754	15,751

	$19,925	$20,096

As of December 31, 2004 and 2003, U.S. treasury and agency securities, federal agency mortgage-backed securities and obligations of states and local government securities with an amortized cost of $15,813,000 and $13,194,000 and fair values of $15,806,000 and $13,423,000 respectively, were pledged as collateral as required or permitted by law.

For the year ended December 31, 2003, proceeds from the sales of securities available for sale amounted to $1,516,000 with gross realized gains of $1,000 and gross realized losses of $8,000. The tax benefit applicable to these net realized gains and losses amounted to $3,000. There were no sales of securities during the years ended December 31, 2004 and 2002.

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. INVESTMENT SECURITIES (Continued)

Information pertaining to securities with gross unrealized losses at December 31, 2004, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than 12 Months		Over 12 Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. treasury and agency securities	$(2)	$198	$—	$—
Federal agency mortgage-backed securities	(62)	5,145	(51)	3,499

	$(64)	$5,343	$(51)	$3,499

Note 4. STOCK INVESTMENTS, RESTRICTED

Restricted stock investments include the following at December 31, and are recorded at cost:

	2004	2003
Pacific Coast Bankers’ Bank stock	$487	$487
Federal Home Loan Bank stock	1,128	380

	$1,615	$867

The Bank is required to hold shares of stock in the Federal Home Loan Bank of San Francisco (FHLB) in an amount equal to 5% of its advances from the FHLB. The required balance of FHLB stock is also dependent on the amount of government funds on deposit with the Bank, and is evaluated for impairment based on an estimate of the ultimate recoverability of par value.

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. LOANS

The composition of the Company’s loan portfolio at December 31, 2004 and 2003 is as follows:

	2004	2003
Real estate loans
Construction and development	$124,309	$70,654
Residential	3,650	6,169
Commercial and multi-family	77,316	64,260
Commercial loans	101,661	42,009
Consumer loans	2,028	2,035
Equity lines of credit	3,475	4,088
Credit card and other loans	1,284	2,063

Total loans	313,723	191,278
Less unearned income	(1,556)	(948)
Less allowance for loan losses	(4,137)	(2,108)

Net loans	$308,030	$188,222

Changes in the allowance for loan losses are summarized as follows:

	2004	2003	2002
Balance as of January 1	$2,108	$1,772	$1,460
Provision charged to expense	2,098	360	477
Loans charged-off	(155)	(221)	(194)
Recoveries of loans previously charged-off	86	197	29

Balance as of December 31	$4,137	$2,108	$1,772

Loans serviced for others are not included in the accompanying statements of condition. The unpaid principal balances of loans serviced for others were $37,946,000 and $14,437,000 at December 31, 2004 and 2003, respectively.

The balance of capitalized loan servicing rights included in other assets was $178,000 and $163,000 at December 31, 2004 and 2003, respectively.

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. LOANS (Continued)

The following table is a summary of information pertaining to impaired loans as of December 31, 2004 and 2003:

	2004	2003
Impaired loans without a valuation allowance	$—	$74
Impaired loans with a valuation allowance	125	547

Total impaired loans	$125	$621

Valuation allowance related to impaired loans	$35	$144

Total non-accrual loans	$125	$621

Total loans past-due ninety days or more and still accruing	$—	$—

	Years Ended December 31,
	2004	2003	2002
Average investment in impaired loans	$254	$584	$287

For the years ended December 31, 2004, 2003 and 2002 there was no interest income recognized on impaired loans on a cash basis. No additional funds are committed to be advanced in connection with impaired loans.

Note 6. PREMISES, EQUIPMENT AND ACCUMULATED DEPRECIATION

Premises, equipment and accumulated depreciation at December 31, 2004 and 2003 consist of the following:

	2004	2003
Land	$132	$132
Building	1,133	1,116
Equipment, leasehold improvements, furniture and fixtures	4,377	3,987
Construction in progress	577	2

	6,219	5,237
Less accumulated depreciation	3,106	2,769

	$3,113	$2,468

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. PREMISES, EQUIPMENT AND ACCUMULATED DEPRECIATION (Continued)

Total depreciation expense amounted to $528,000, $631,000 and $658,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company leases space for branch and loan premises. Pursuant to the terms of the noncancelable operating lease agreements in effect at December 31, 2004, future minimum rent commitments under these leases are as follows:

	Operating Lease Expense	Sublease Income	Net Lease Expense
2005	$980	$56	$924
2006	1,005	59	946
2007	884	54	830
2008	554	—	554
Beyond 2008	672	—	672

	$4,095	$169	$3,926

Total rent expense for the years ended December 31, 2004, 2003 and 2002 amounted to $569,000 $583,000 and $491,000, respectively. Total sublease income for the years ended December 31, 2004, 2003 and 2002 amounted to $51,000, $63,000 and $47,000, respectively.

Note 7. DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or greater at December 31, 2004 and 2003 was $40,068,000 and $39,190,000, respectively.

A summary of total time deposits by maturity at December 31, 2004 and 2003 is as follows:

	2004	2003
Within 1 year	$50,697	$58,522
After 1 year through 3 years	15,219	3,327
After 3 years through 5 years	7,253	3,355
After 5 years	80	59

	$73,249	$65,263

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. SUBORDINATED NOTES PAYABLE TO SUBSIDIARY TRUSTS

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

The Subordinated Debt Securities bear a variable interest rate equal to LIBOR plus 3.65% (2.07% + 3.65% = 5.72% at December 31, 2004), with a maximum rate of 12.5% through the first call date in July 2007. The Company used approximately $4 million of the approximately $5.8 million in net proceeds it received from the Subordinated Debt Securities to retire long-tem debt. Total broker and legal costs associated with the issuance of $191,500 are being amortized over a 10-year period.

On January 1, 2004, the Company adopted FIN 46 and deconsolidated Centennial Capital Trust I from its consolidated financial statements. At December 31, 2003, the Company’s consolidated statement of condition reported redeemable preferred securities related to this trust on its consolidated statement of condition.

The adoption of FIN 46 and related deconsolidation had no effect on the Company’s income for the years ended December 31, 2004, 2003 or 2002.

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

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. SUBORDINATED NOTES PAYABLE TO SUBSIDIARY TRUSTS (Continued)

The Subordinated Debt Securities bear a variable interest rate equal to LIBOR plus 2.85%. (2.07% + 2.85% = 4.92% at December 31, 2004). The Company used the proceeds of approximately $7 million as a capital infusion for its subsidiary 1st Centennial Bank in August 2004. Total broker and legal costs associated with the issuance amounted to $87,500 and are being amortized over a 5-year period.

Note 9. RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has granted loans to certain directors, principal officers, their immediate families, and affiliated companies in which they are principal stockholders. All loans were made under terms, which are consistent with the Company’s normal lending policies.

Aggregate related party loan transactions were as follows:

	2004	2003
Balance as of January 1	$2,608	$2,661
Net borrowings (repayments)	(338)	(53)

Balance as of December 31	$2,270	$2,608

Deposits from related parties held by the Company at December 31, 2004 and 2003 totaled $2,328,000 and $2,819,000 respectively.

Note 10. STOCK OPTIONS

The Company has a combined incentive and nonqualified stock option plan, which authorizes the issuance of stock options to full-time salaried employees and non-employee directors. The incentive portion of the Plan is only available to employees of the Company, while the nonqualified portion is also available to directors of the Company.

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. STOCK OPTIONS (Continued)

The Company’s Board of Directors is responsible for administrating the Plan. Option prices are determined by the Company’s directors and must be equal to or greater than the prevailing market price of the Company’s common stock at the time the option is granted. Options are vested at a rate of 20% a year for five years and expire ten years from the date the options are granted. The maximum number of shares reserved for issuance upon exercise of options under the Plan is 513,528 shares of the Company’s capital stock. Options issued have an exercise price ranging from $3.87 to $35.00 per share.

The following is a summary of the Company’s stock option activity for 2004 and 2003:

	2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options granted and outstanding at beginning of year	285,082	$17.31	268,223	$17.65
Stock split	76,139	—	13,236	—
Options granted	138,388	31.92	19,000	24.02
Options canceled	(68,738)	16.96	(13,461)	17.68
Options exercised	(49,666)	14.12	(1,916)	16.17

Options granted and outstanding at end of year	381,205	$19.63	285,082	$17.31

Options exercisable at year-end	139,395	$12.67	108,109	$15.02
Weighted average fair value of options granted during year		$12.34		$8.85

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. STOCK OPTIONS (Continued)

Information pertaining to options outstanding at December 31, 2004 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.87 to $13.24	135,358	5.5 years	$11.57	99,200	$11.01
$16.00 to $36.50	245,847	8.9 years	$24.08	40,195	$16.76

Options outstanding at end of year	381,205	7.7 years	$19.63	139,395	$12.67

Note 11. INCOME TAXES

The components of the provision for income taxes at December 31 are as follows:

	2004	2003	2002
Current tax provision:
Federal	$1,823	$999	$747
State	658	383	274

	2,481	1,382	1,021

Deferred tax provision (benefit):
Federal	(532)	(250)	(271)
State	(156)	9	52

	(688)	(241)	(219)

	$1,793	$1,141	$802

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. INCOME TAXES (Continued)

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	2004	2003	2002
Statutory tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	7.2	7.2	7.2
Municipal bond income	(1.3)	(2.1)	(4.5)
Cash surrender value of life insurance	(2.6)	(4.2)	(5.5)
Stock option compensation deduction	(2.0)	—	—
Other, net	2.0	0.4	0.8

Effective tax rates	37.3%	35.3%	32.0%

The tax effects of the temporary differences in income and expense items that give rise to deferred taxes at December 31 are as follows:

	2004	2003
Deferred tax assets:
Allowance for loan losses	$1,517	$684
Employee benefit plans	134	178
Organizational costs	—	3
State income taxes	224	130

	1,875	995

Deferred tax liabilities:
Net unrealized gain on investment securities available for sale	(71)	(178)
Depreciation and amortization	(84)	(18)
Goodwill	(291)	(203)
FHLB stock dividends	(18)	(7)
Restricted stock awards	(27)	—

	(491)	(406)

Net deferred tax asset	$1,384	$589

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. COMMITMENTS AND CONTINGENCIES

Financial Instruments with Off-Balance-Sheet Risk

The Company is a party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

As of December 31, 2004 and 2003, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2004	2003
Standby letters of credit	$1,157	$2,916
Unadvanced funds on construction and development loans	120,441	81,793
Unadvanced funds commercial and multi-family loans	15	—
Unadvanced funds on commercial loans	34,132	21,456
Unadvanced funds on consumer loans	1,029	1,025
Unadvanced funds on equity lines of credit	2,562	2,563
Unadvanced funds on credit card and other loans	2,162	1,686

	$161,498	$111,439

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

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

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

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others, which requires a guarantor to recognize, at the inception of a guarantee, a liability equal to the fair value of the obligation undertaken in issuing the guarantee. As of January 1, 2003, newly issued or modified guarantees that are not derivative contracts have been recorded on the Company’s balance sheet at their fair value at inception. The Company considers standby letters of credit to be guarantees under FIN 45. The amount of the liability related to guarantees on December 31, 2004 was immaterial.

Legal Proceedings

Roberts Litigation

The Bank was a defendant in a civil action filed by a former employee relating to employee matters. On July 10, 2002, the Company settled this lawsuit for $425,000, all of which has been expensed.

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

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

Employment Agreements and Special Termination Agreements

The Company has entered into employment agreements with two of its key officers. The agreements provide for a specified minimum annual compensation and the continuation of benefits currently received. However, employment under the agreements may be terminated for cause, as defined, without incurring any continuing obligations. The agreements also provide for the establishment of a salary continuation plan to provide benefits to certain executive officers at the age of retirement. (See Note 15)

Both of the employment agreements contain special termination clauses which provide for certain lump sum severance payments within a specified period following a “change in control,” as defined in the agreements.

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. EMPLOYEE BENEFIT PLANS

Employee Stock Ownership Plan (with 401(k) Provisions) (KSOP)

The Company has established an employee stock ownership plan with 401(k) provisions (KSOP) covering substantially all employees of the Company. Employees who have completed six months of service and have attained age 21 are eligible to participate in the Plan. Employees become fully vested after five years of service. Contributions to the Plan, whether in cash or securities, are made at the discretion of the Company’s Board of Directors in an amount not to exceed the maximum allowable as an income tax deduction. No contributions were made to the Plan during the years ended December 31, 2004, 2003 and 2002.

The Company’s 401(k) savings and retirement provision to the Plan includes substantially all employees. The employees attain vesting in the Company’s contribution over six years. Employees may contribute up to 75% of their compensation, subject to certain limits based on federal tax laws. Under the terms of the Plan, the Company may make matching contributions at the discretion of the Board of Directors. Contributions to the Plan by the Company amounted to $186,000, $149,000 and $92,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Note 14. CONCENTRATION OF CREDIT RISK

The Company services customers in Redlands, Escondido, North Orange County and surrounding communities and has no concentration of deposits with any one particular customer or industry. At December 31, 2004 and 2003, the Company had approximately $4,376,000 and $5,104,000, respectively, of noninterest-bearing deposits with its correspondent banks and one other financial institution. At December 31, 2004 and 2003, approximately 65% and 74%, respectively of the Company’s loan portfolio consisted of construction and development, residential and commercial and multi-family loans.

Note 15. SALARY CONTINUATION PLANS

The Company has established salary continuation plans, which provide for payments to certain officers at the age of retirement. Included in other liabilities at December 31, 2004 and 2003, respectively, is $325,000 and $433,000 of deferred compensation related to the continuation plans. The plans are funded through life insurance policies that generate a cash surrender value to fund the future benefits.

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

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

Quantitative measures established by the regulations to ensure capital adequacy require the Company and it’s subsidiaries to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004 and 2003, that the Company and its subsidiaries met all capital adequacy requirements to which it is subject.

As of December 31, 2004, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s or the Company’s category.

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. STOCKHOLDERS’ EQUITY (Continued)

Minimum Regulatory Requirements (continued)

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2004 and 2003 are as follows:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004:
Total capital to risk-weighted assets:
Consolidated	$40,587	12.26%	$26,484	8.00%	$33,105	10.00%
1st Centennial Bank	38,559	11.68%	26,410	8.00%	33,013	10.00%

Tier 1 capital to risk-weighted assets:
Consolidated	32,749	9.89%	13,245	4.00%	19,868	6.00%
1st Centennial Bank	34,429	10.43%	13,204	4.00%	19,806	6.00%

Tier 1 capital to average assets:
Consolidated	32,749	9.25%	14,162	4.00%	17,702	5.00%
1st Centennial Bank	34,429	9.73%	14,154	4.00%	17,692	5.00%

As of December 31, 2003:
Total capital to risk-weighted assets:
Consolidated	$28,286	13.63%	$16,602	8.00%	$20,753	10.00%
1st Centennial Bank	26,280	12.67%	16,594	8.00%	20,742	10.00%

Tier 1 capital to risk-weighted assets:
Consolidated	25,916	12.48%	8,306	4.00%	12,460	6.00%
1st Centennial Bank	23,910	11.53%	8,295	4.00%	12,442	6.00%

Tier 1 capital to average assets:
Consolidated	25,916	10.79%	9,607	4.00%	12,009	5.00%
1st Centennial Bank	23,910	9.97%	9,593	4.00%	11,991	5.00%

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

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES (Continued)

In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

Note 18. DIVIDENDS PAID

The Company did not pay a cash dividend in 2004 or 2003. During 2004, the Board of Directors approved a 5 for 4 stock split, which resulted in the issuance of 378,664 shares. During 2003, the Company issued a 5% stock dividend, which resulted in the issuance of 59,888 shares. During 2002, the Company issued a 5% stock dividend, which resulted in the issuance of 57,032 shares.

Note 19. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Following is the parent company only financial information for 1st Centennial Bancorp:

STATEMENTS OF CONDITION

December 31, 2004 and 2003

(Dollars In Thousands)

	2004	2003
ASSETS
Cash	$1,431	$1,202
Investment in subsidiaries	39,359	28,566
Other assets	581	709

Total assets	$41,371	$30,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
Subordinated notes payable to subsidiary trusts	$13,151	$6,006
Other liabilities	219	71

	13,370	6,077

Stockholders’ equity
Common stock	21,208	20,456
Retained earnings	6,706	3,692
Accumulated other comprehensive income	87	252

Total stockholders’ equity	28,001	24,400

Total liabilities and stockholders’ equity	$41,371	$30,477

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (Continued)

STATEMENTS OF EARNINGS

Years Ended December 31, 2004, 2003 and 2002

(Dollars In Thousands)

	2004	2003	2002
Income:
Interest income on capital securities of subsidiary trust	$16	$10	$3

Expense:
Interest expense	628	307	164
Other expense	660	446	477

Total expense	1,288	753	641

Loss before income taxes and equity in undistributed net income of subsidiaries	(1,272)	(743)	(638)
Tax benefit	570	345	25

Equity in undistributed net income of subsidiaries	3,722	2,486	2,085

Net income	$3,020	$2,088	$1,706

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2004, 2003 and 2002

(Dollars In Thousands)

	2004	2003	2002
OPERATING ACTIVITIES
Net income	$3,020	$2,088	$1,706
Adjustment to reconcile net income to net cash used in operating activities:
Equity in undistributed income of subsidiaries	(3,722)	(2,486)	(2,085)
Amortization	1	2	1
Fair value of options and restricted stock awards, in noninterest expense	51	165	—
Decrease (increase) in other assets	124	(515)	(256)
Increase (decrease) in other liabilities	148	(120)	191

Net cash used in operating activities	(378)	(866)	(443)

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (Continued)

STATEMENTS OF CASH FLOWS (Continued)

Years Ended December 31, 2004, 2003 and 2002

(Dollars In Thousands)

	2004	2003	2002
INVESTING ACTIVITIES
Legal costs associated with investment in subsidiary trust	$—	$—	$(12)
Payments for investments in and advances to subsidiaries	(7,000)	(4,871)	—
Payments from (advances to) subsidiary trust	(233)	78	(83)

Net cash used in investing activities	(7,233)	(4,793)	(95)

FINANCING ACTIVITIES
Repayment of long-term debt	—	—	(3,500)
Net proceeds from issuance of common stock	—	4,871	—
Net proceeds from subordinated notes payable to subsidiary trusts	7,145	—	5,820
Cash dividends paid in lieu of fractional shares	(6)	(6)	(3)
Proceeds from issuance of restricted stock	—	130	—
Proceeds from exercise of stock options	701	30	7

Net cash provided by financing activities	7,840	5,025	2,324

Net increase (decrease) in cash and cash equivalents	229	(634)	1,786

Cash and cash equivalents, beginning of year	1,202	1,836	50

Cash and cash equivalents, end of year	$1,431	$1,202	$1,836

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of restricted stock for legal settlement	$—	$165	$—

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20. FEDERAL HOME LOAN BANK LINE OF CREDIT

The Bank is a member of the Federal Home Loan Bank of San Francisco (FHLB). The Bank has an available line of credit with the FHLB at a fixed interest rate, which is determined on the borrowing date. Borrowings under the line are limited to eligible collateral. A standard credit program and a securities-backed credit program on qualified collateral secure all borrowings from the FHLB. The Company had outstanding advances of $21.0 million at December 31, 2004, of which, $17.0 million had an interest rate of 2.29% and matures on January 3, 2005 and $4.0 million had an interest rate of 2.44% and a maturity date of September 30, 2005. Total borrowings under the line were secured by loans of approximately $73.6 million at December 31, 2004.

The Company had outstanding advances of $7.6 million at December 31, 2003, of which, $5.5 million had an interest rate of 1.13% and matured on January 8, 2004, and $2.1 million had an interest rate of 1.11% and matured on January 29, 2004. There were no loans securing the borrowings at December 31, 2003.

Note 21. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Investment Securities - Fair values for securities, excluding restricted stock, are based on quoted market prices. The carrying value of restricted stock approximates fair value.

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Loans Held for Sale - Fair values of loans held for sale are based on commitments on hand from investors or prevailing market prices.

Loans - For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (e.g., one-to-four family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

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

Short-Term Borrowings - The carrying amounts for short-term borrowings approximate the estimated fair value of such liabilities.

Subordinated Notes Payable to Subsidiary Trust – Fair values for subordinated debt are estimated using a discounted cash flow calculation similar to that used in valuating fixed rate certificate of deposit liabilities.

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

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

The estimated fair value and related carrying or notional amounts of the Company’s financial instruments are as follows:

	December 31,
	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$5,695	$5,695	$9,948	$9,948
Interest bearing deposits in financial institutions	3,964	4,138	4,806	5,052
Investment securities, available for sale	20,096	20,096	35,539	35,539
Restricted stock	1,615	1,615	867	867
Loans, net	308,030	306,072	188,222	184,373
Accrued interest receivable	766	766	710	710
Cash surrender value of life insurance	6,488	6,488	6,206	6,206

Financial liabilities:
Deposits	291,802	289,545	212,773	213,753
Accrued interest payable	315	315	224	224
Federal funds purchased	475	475	1,850	1,850
Borrowings from Federal Home Loan Bank	21,000	21,000	7,600	7,600
Subordinated notes payable to subsidiary trusts	13,151	13,151	—	—
Redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures	—	—	6,000	6,000

Off-balance sheet credit related to financial instruments:
Commitments to extend credit	$161,498	$161,498	$111,439	$111,439

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2004 and 2003. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22. SUBSEQUENT EVENTS

7% Stock Dividend

On February 25, 2005, the Company announced that the Board of Directors approved a 7% stock dividend to shareholders of record on March 15, 2005, and payable April 15, 2005. The action was approved at the regularly scheduled Board Meeting on February 25, 2005. The effect will result in approximately an additional 136,000 shares of common stock outstanding.

Effective March 1, 2005 the Company dissolved the 1st Centennial Wealth Strategies Group division of the Bank. The Company will no longer offer non-deposit and investment products to its customers.

1ST CENTENNIAL BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23. QUARTERLY DATA (UNAUDITED)

	Years Ended December 31,
	2004				2003
	(Dollars In Thousands, Except Per Share Data)
	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
Interest income	$6,846	$6,469	$5,427	$4,976	$4,512	$4,180	$4,101	$3,866
Interest expense	1,066	911	762	596	487	517	540	562

Net interest income	5,780	5,558	4,665	4,380	4,025	3,663	3,561	3,304
Provision for loan losses	690	540	440	428	—	150	120	90

Net interest income after provision for loan losses	5,090	5,018	4,225	3,952	4,025	3,513	3,441	3,214
Noninterest income	530	620	618	840	771	846	798	612
Noninterest expense	4,008	4,215	3,956	3,901	3,848	3,512	3,533	3,098

Income before provision for income taxes	1,612	1,423	887	891	948	847	706	728
Provision for income taxes	624	543	317	309	348	300	234	259

Net income	$988	$880	$570	$582	$600	$547	$472	$469

Earnings per share (basic)	$0.52	$0.46	$0.30	$0.31	$0.31	$0.29	$0.27	$0.30

Earnings per share (diluted)	$0.47	$0.43	$0.28	$0.29	$0.29	$0.27	$0.26	$0.28