Form 10-Q
period 2005-03-31
1ST CENTENNIAL BANCORP
filed 2005-05-12
CIK 1097081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005

☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____ to _____

Commission file number: 000-29105

1st CENTENNIAL BANCORP
(Exact Name of Registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	91-1995265 (I.R.S. Employer Identification Number)

218 East State Street Redlands, California (Address of Principal Executive Offices)	92373 (Zip Code)

Registrant’s telephone number, including area code: (909) 798-3611

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes No

APPLICABLE TO CORPORATE ISSUER

Indicate the number of shares outstanding of the issuer’s common stock on the latest practicable date 2,085,434 shares of common stock as of May 10, 2005.

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION
March 31, 2005 and December 31, 2004

Dollar amounts in thousands	2005	2004
	(unaudited)
ASSETS
Cash and due from banks	$8,402	$5,695
Federal funds sold	1,510	—
Total cash and cash equivalents	9,912	5,695

Interest-bearing deposits in financial institutions	3,189	3,964
Investment securities, available for sale	16,964	20,096
Stock investments restricted, at cost	2,367	1,615
Loans, net of allowance for loan losses of $4,488 and $4,137	334,908	308,030
Accrued interest receivable	1,361	766
Premises and equipment, net	3,478	3,113
Goodwill	4,180	4,180
Cash surrender value of life insurance	6,544	6,488
Other assets	3,266	2,731

Total assets	$386,169	$356,678

LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$93,401	$92,620
Interest-bearing deposits	210,338	199,182

Total deposits	303,739	291,802

Accrued interest payable	198	146
Federal funds purchased	3,200	475
Borrowings from Federal Home Loan Bank	34,000	21,000
Other liabilities	2,754	2,103
Subordinated notes payable to subsidiary trusts	13,151	13,151
Total liabilities	357,042	328,677

STOCKHOLDERS' EQUITY
Common stock, no par value; authorized 10,000,000 shares, issued and outstanding 2,080,379 and 2,075,384 shares at March 31, 2005 and December 31, 2004, respectively[1]	21,407	21,208
Retained earnings	7,705	6,706
Accumulated other comprehensive income	15	87

Total stockholders' equity	29,127	28,001

Total liabilities and stockholders' equity	$386,169	$356,678

1  Adjusted for the 7% stock dividend declared to shareholders of record on March 15, 2005, and distributed April 15, 2005.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS
Three Months Ended March 31, 2005 and 2004 (unaudited)

Dollar amounts in thousands, except per share amounts	2005	2004

Interest income:
Interest and fees on loans	$7,000	$4,575
Deposits in financial institutions	39	52
Federal funds sold	11	4
Investments
Taxable	139	298
Tax-exempt	41	47

Total interest income	7,230	4,976

Interest expense:
Interest bearing demand and savings deposits	352	124
Time deposits $100,000 or greater	275	181
Other time deposits	205	121
Interest on borrowed funds	398	170

Total interest expense	1,230	596

Net interest income	6,000	4,380

Provision for loan losses	350	428

Net interest income after provision for loan losses	5,650	3,952

Noninterest income:
Customer service fees	321	280
Gains and commissions from sale of loans	55	212
Other income	538	348

Total noninterest income	914	840

Noninterest expense:
Salaries and employee benefits	2,958	2,409
Net occupancy expense	447	357
Other operating expense	1,528	1,135

Total noninterest expense	4,933	3,901

Income before provision for income taxes	1,631	891

Provision for income taxes	621	309

Net income	$1,010	$582

Basic earnings per share[1]	$0.49	$0.29
Diluted earnings per share[1]	$0.45	$0.27

1  Adjusted for the 7% stock dividend declared to shareholders of record on March 15, 2005, and distributed April 15, 2005.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months Ended March 31, 2005 and 2004 (unaudited)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, DECEMBER 31, 2003	1,502,281	$20,456	$3,692	$252	$24,400
Comprehensive income:
Net income	—	—	582	—	582
Change in net unrealized gain on investment securities available for sale, after tax effects	—	—	—	(2)	(2)

Total comprehensive income					580

Exercise of stock options, including tax benefit	13,113	223	—	—	223

BALANCE, MARCH 31, 2004	1,515,394	$20,679	$4,274	$250	$25,203

BALANCE, DECEMBER 31, 2004	1,939,611	$21,208	$6,706	$87	$28,001
Comprehensive income:
Net income	—	—	1,010	—	1,010
Change in net unrealized gain on investment securities available for sale, after tax effects	—	—	—	(72)	(72)

Total comprehensive income					938

Cash paid in lieu of fractional shares	—	—	(11)	—	(11)

Compensation expense on incentive stock options	—	113	—	—	113
Exercise of stock options, including tax benefit	4,953	86	—	—	86

BALANCE, MARCH 31, 2005	1,944,564	$21,407	$7,705	$15	$29,127

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2005 and 2004 (unaudited)

Dollar amounts in thousands	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,010	$582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	160	136
Provision for loan losses	350	428
Loss from sale of investments	5	—
Gain from sale of loans	(51)	(212)
Amortization of deferred loan fees	(464)	(311)
Amortization of excess purchase value of deposits	3	3
Amortization of excess purchase value of loans	15	4
Fair value of stock options in noninterest expense	113	—
Deferred income tax provision	48	1
Amortization of premiums on investment securities available for sale (net)	65	115
Increase in cash surrender value of life insurance	(56)	(86)
Decrease (increase) in assets:
Accrued interest receivable	(595)	35
Other assets	(586)	(383)
Increase (decrease) in liabilities:
Accrued interest payable	52	(6)
Other liabilities	651	227
Net cash provided by operating activities	720	533

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in interest-bearing deposits in financial institutions	775	78
Activity in available for sale securities:
Proceeds from sales, maturities and principal repayments of securities	2,990	2,630
Purchases of Federal Home Loan Bank stock	(752)	(489)
Net increase in loans	(26,728)	(27,826)
Additions to bank premises and equipment	(525)	(140)
Net cash used in investing activities	(24,240)	(25,747)

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Three Months Ended March 31, 2005 and 2004 (unaudited)

Dollar amounts in thousands	2005	2004

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in noninterest-bearing demand deposits	$781	$7,913
Net increase in interest-bearing deposits	11,156	13,238
Proceeds (redemptions) from federal funds purchased	2,725	(1,850)
Proceeds from Federal Home Loan Bank borrowing	13,000	2,400
Issuance of Trust Preferred Securities	—	7,145
Cash paid in lieu of fractional shares	(11)	—
Proceeds from exercise of stock options	86	223

Net cash provided by financing activities	27,737	29,069

Net increase in cash and cash equivalents	4,217	3,855

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,695	9,948

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,912	$13,803

SUPPLEMENTARY INFORMATION

Interest paid	$1,175	$599

Income taxes paid	$—	$28

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial information included herein has been prepared in conformity with the accounting principles and practices disclosed in 1st Centennial Bancorp’s (the “Company”) consolidated financial statements, Note 1, included in the Annual Report on Form 10-KSB for the year ended December 31, 2004. The accompanying interim consolidated financial statements contained herein are unaudited. However, in the opinion of the Company, all adjustments, consisting of normal recurring items necessary for a fair presentation of the operating results for the periods shown, have been made. The results of operations for the three months ended March 31, 2005 may not be indicative of operating results for the year ending December 31, 2005. Certain prior year and prior quarter amounts have been reclassified to conform to current classifications. Cash and cash equivalents consist of cash, due from banks, and federal funds sold.

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

In December 2004, the FASB issued SFAS No. 123R (Revised 2004), “Share-Based Payment, which is a revision of SFAS No. 123.” SFAS No. 123R supersedes APB No. 25 and amends FASB Statement No. 95, “Statement of Cash Flows”. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense through the income statement based on their fair values at issue date. Pro forma disclosure will no longer be an alternative. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow required under current guidelines.

SFAS No. 123R is effective for the Company on July 1, 2005, and the Company transitioned to the fair value based accounting for stock compensation on January 1, 2005 using the modified version of prospective application (“modified prospective method”). Under the modified prospective method as applicable to the Company, SFAS No. 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2005. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of January 1, 2005 must be recognized as the remaining requisite service rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures as presented in the Company’s financial statements prior to the adoption of SFAS No. 123R.

Subsequent to our transition, the Securities and Exchange Commission announced on April 14, 2005 that it would provide for a phased-in-implementation process for SFAS No. 123R. The Securities and Exchange Commission’s new rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. This ruling means that the financial statements for our Company need not comply with SFAS No. 123R until the interim financial statements for the first quarter of 2006 are filed with the Securities and Exchange Commission. The new rule does not change the accounting required by SFAS 123R; it only changes the dates for compliance with the guidance.

In light of the rule change, during the second quarter of 2005, the Company’s Management will recommend to the Company’s Board of Directors to rescind the resolution for early adoption of the rule for 2005, and, pending no further changes for implementation by the Securities and Exchange Commission, implement adoption of the rule beginning in January 2006.

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

The weighted-average number of shares used in computing basic and diluted earnings per share is as follows:

	Earnings per share calculation For the three months ended March 31, (In thousands, except per share amounts)
	2005[2]			2004[2]
	Net Income	Weighted Average Shares	Per share Amount	Net Income	Weighted Average Shares	Per share Amount

Basic earnings per share	$1,010	2,072	$0.49	$582	2,017	$0.29

Effect of dilutive shares:
assumed exercise of outstanding options	—	174	(0.04)	—	121	(0.02)

Diluted earnings per share	$1,010	2,246	$0.45	$582	2,138	$0.27

2  The 2005 and 2004 earnings per share calculations have been adjusted for the 7% stock dividend declared to shareholders of record on March 15, 2005, and distributed April 15, 2005.

Note 4. OFF-BALANCE SHEET COMMITMENTS

In the normal course of business, there are various commitments outstanding, such as commitments to extend credit, which are not reflected in the financial statements. At March 31, 2005 and December 31, 2004, such commitments included approximately $1,957,000 and $1,157,000, respectively, of standby letters of credit, approximately $186,712,000 and $158,179,000, respectively, of undisbursed lines of credit and undisbursed loans in process, and $2,288,000 and $2,162,000 respectively of available credit card lines. The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1st Centennial Bancorp (the “Company”) is the holding company for 1st Centennial Bank (the “Bank”) in Redlands, California. This discussion focuses primarily on the results of operations of the Company on a consolidated basis for the three months ended March 31, 2005 and 2004, and the financial condition of the Company as of March 31, 2005 and December 31, 2004.

Management’s discussion and analysis is written to provide greater insight into the results of operations and the financial condition of the Company and its subsidiary. For a more complete understanding of the Company and its operations, reference should be made to the financial statements included in this report and in the Company's 2004 Annual Report on Form 10-KSB.

Certain statements in this Report on Form 10-Q constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, possible future deteriorating economic conditions in the Company’s areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; risks of available-for-sale securities declining significantly in value as interest rates rise or issuer’s of such securities suffering financial losses; and regulatory risks associated with the variety of current and future regulations to which the Company is subject. All of these risks could have a material adverse impact on the Company’s financial condition, results of operations or prospects, and these risks should be considered in evaluating the Company. Segment reporting is not presented since the Company’s revenue is attributed to a single reportable segment. For additional information concerning these factors, refer to the Company’s 10-KSB for the year ended December 31, 2004.

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

Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements and borrowers' sensitivity to quantifiable external factors including commodity and finished good prices as well as acts of nature (earthquakes, floods, fires, etc.) that occur in a particular period.

Qualitative factors include the general economic environment in our markets, including economic conditions in Southern California, and in particular, the state of certain industries, the size and complexity of individual credits in relation to lending officers' background and experience levels, loan structure, extent and nature of waivers of existing loan policies and pace of portfolio growth are other qualitative factors that are considered in our methodologies.

As 1st Centennial adds new products, increases the complexity of its loan portfolio, and expands its geographic coverage, it will enhance its methodologies to keep pace with the size and complexity of the loan portfolio. Management might report a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with 1st Centennial’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management's Discussion and Analysis section entitled "Financial Condition - Allowance for Loan Losses." Although Management believes the level of the allowance as of March 31, 2005 is adequate to absorb losses inherent in the loan portfolio, a decline in the local economy may result in increasing losses that cannot reasonably be predicted at this time.

RESULTS OF OPERATIONS

The Company reported net income of $1,010,000 or $0.49 per basic share and $0.45 per diluted share for the first three months of 2005. This compares to net income of $582,000, or $0.29 per basic share and $0.27 per diluted share for the same period in 2004.

Return on average assets and return on average equity for the first quarter of 2005 was 1.10% and 14.40% respectively, as compared to 0.86% and 9.50% respectively, for the same period in 2004. The increase in return on average assets and return on average equity for the quarter ended March 31, 2005 when compared to the same period in 2004 is due in part, to the increase in interest income as a result of growth in average interest earning assets. Average interest-earning assets grew $99.1 million or 40%, from March 2004 to March 2005 primarily in commercial loans as a result of our strong business climate and loan demand. Net income was $428,000, or 74% higher in 2005 as compared to the same period in 2004.

NET INTEREST INCOME/NET INTEREST MARGIN

The principal component of the Company's earnings is net interest income, which is the difference between the interest and fees earned on loans and investments, and the interest paid on deposits and borrowed funds. When net interest income is expressed as a percentage of average earning assets, the result is the net interest margin. The net interest spread is the yield on average earning assets minus the average cost of interest-bearing deposits and borrowed funds. The Company's net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the economy, and the local economies in which the Company conducts business.

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

The Company’s net interest margin for the first quarter of 2005 was 7.03%, as compared to 7.12% for the same period in 2004. The small decrease was primarily the result of the increase in volume and rates on our interest bearing liabilities primarily in money market deposits, time deposits and FHLB borrowings.

For the first quarter ended March 31, 2005 total interest earning assets averaged $346.4 million, which represented an increase of $99.1 million or 40%, as compared to $247.3 million for the same period in 2004. Total interest bearing deposits and other interest-bearing liabilities averaged $246.0 million, which represented an increase of $68.4 million or 39%, as compared to $177.6 million for the same period in 2004. This increase is primarily attributable to the average increases of $36.7 million in money market accounts due to a promotional money market account offered to businesses and consumers during the second quarter of 2004, coupled with an increase of $21.2 million in total average borrowings in order to meet our loan demand.

The Company reported total interest income of $7.2 million for the first quarter ended March 31, 2005, which represented an increase of $2.2 million or 44%, over total interest income of $5.0 million for the same period in 2004. The increase in total interest income for the first quarter ended March 31, 2005 compared to the same quarter in 2004 was primarily due to an increase of approximately $2.4 million in interest and fees on loans resulting from an increase of approximately $116.2 million in average loans from March 2004 to March 2005.

The Company reported total interest expense of $1.2 million for the first quarter of 2005, which represented an increase of $634,000 or 106% over total interest expense of $596,000 for the same period in 2004. The increase was primarily due to greater interest paid on money market deposit accounts, coupled with higher interest expense on FHLB borrowings.

For the quarter ended March 31, 2005, net interest income before provision for loan losses was $6.0 million, which represented an increase of $1.6 million, or 37%, over net interest income before provision for loan losses of $4.4 million for the quarter ended March 31, 2004. The increase in net interest income for the first quarter of 2005 as compared to 2004 was primarily due to the increase in average total loans.

The following table shows the average interest-earning assets and interest-bearing liabilities; the amount of interest income or interest expense; and the average yield or rate for each category of interest-earning assets and interest bearing liabilities and the net interest margin (net interest income divided by average earning assets) for the periods indicated.

Distribution, Yield and Rate Analysis of Net Interest Income

	For the three Months Ending March 31,
	2005			2004
	Average Balance	Interest Income/ Expense	Average[3] Rate/Yield	Average Balance	Interest Income/ Expense	Average[3] Rate/Yield
	(Dollars in Thousands)
Interest-earning Assets:
Federal funds sold	$1,732	$11	2.58%	$1,737	$4	0.93%
Interest-bearing deposits in financial institutions	3,612	39	4.38%	4,776	52	4.38%
Investment securities:[4]
Taxable	14,973	139	3.76%	30,966	298	3.87%
Non-taxable	3,894	41	4.27%	3,833	47	4.93%
Total investments	24,211	230	3.85%	41,312	401	3.90%
Loans[5]	322,147	7,000	8.81%	205,945	4,575	8.93%
Total interest-earning assets	$346,358	$7,230	8.47%	$247,257	$4,976	8.09%

Interest-bearing Liabilities:
Interest-bearing deposits
Interest-bearing demand deposits	$18,857	$10	0.22%	$19,370	$9	0.19%
Money market deposits	80,328	304	1.53%	43,644	83	0.76%
Savings deposits	24,662	38	0.62%	21,817	32	0.59%
Time deposits $100,000 or greater	42,087	275	2.65%	38,699	181	1.88%
Other time deposits	34,592	205	2.40%	29,512	121	1.65%
Total interest-bearing deposits	200,526	832	1.68%	153,042	426	1.12%
FHLB borrowings	30,361	188	2.51%	11,625	31	1.07%
Federal funds purchased	2,248	14	2.53%	871	3	1.39%
Subordinated notes payable to subsidiary Trusts[6]	13,151	196	6.04%	12,051	136	4.54%
Total borrowings	45,760	398	3.53%	24,547	170	2.79%
Total interest-bearing liabilities	$246,286	$1,230	2.03%	$177,589	$596	1.35%
Net interest income		$6,000			$4,380
Net interest margin[7]			7.03%			7.12%

3 Average rates/yields for these periods have been annualized using actual days for 2005 and 2004.
4 Yields on income have not been computed on a tax equivalent basis, because tax-exempt investments are minimal.
5 Loans are gross, which excludes the allowance for loan losses, and net of deferred fees. Nonaccrual loans are included in the table for computation purposes, but the foregone interest on such loans is excluded. Loan fee income during the first three months of 2005 was $1,149,000 compared to $846,000 in the first three months of 2004.
6 On January 1, 2004, the Company adopted FIN 46 and deconsolidated its trust preferred securities from its balance sheet.
7 Net interest income as a percentage of average interest-earning assets.

The following table shows a rate and volume analysis for changes in interest income, interest expense, and net interest income for the three month period ending March 31, 2005.

Rate/Volume Analysis of Net Interest Income

	Three Months Ended March 31, 2005 vs. 2004
	Increases (Decreases) Due to Change In
	Volume	Rate[8]	Rate8 /Volume	Total
	(Dollars in Thousands)
Increase (Decrease) in Interest Income:
Federal funds sold	$—	$29	$(22)	$7
Interest-bearing deposits in financial institutions	(51)	—	38	(13)
Investment securities[9]	(616)	(58)	509	(165)
Loans[10]	10,382	(252)	(7,705)	2,425
Total	$9,715	$(281)	$(7,180)	$2,254

Increase (Decrease) in Interest Expense:
Interest-bearing demand deposits	$(1)	$5	$(3)	$1
Money market deposits	281	336	(396)	221
Savings deposits	17	8	(19)	6
Time deposits $100,000 or greater	64	297	(267)	94
Other time deposits	79	229	(224)	84
FHLB borrowings	201	167	(211)	157
Federal funds purchased	19	10	(18)	11
Subordinated notes payable to subsidiary trusts	50	181	(171)	60
Total	$710	$1,233	$(1,309)	$634

Total change in net interest income	$9,005	$(1,514)	$(5,871)	$1,620

8 Rates for these periods on which calculations are based have been annualized using actual days.
9 Yields on income have not been computed on a tax equivalent basis, because tax-exempt investments are minimal.
10 Loans are gross, which excludes the allowance for loan losses, and net of deferred fees. Nonaccrual loans are included in the table for computation purposes, but the foregone interest of such loans is excluded. Loan fee income during the first three months of 2005 was $1,149,000 compared to $846,000 in the first three months of 2004.

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

The provision for loan losses totaled $350,000 for the three months ended March 31, 2005. This represented a decrease of $78,000 or 18% when compared to $428,000 for the same period in 2004. The decrease in the provision from 2004 to 2005 is attributable to the continued quality of our loan portfolio. Net loan (charge-offs) recoveries decreased from ($87,000) for the period ended March 31, 2004 to a net loan recovery of $1,000 for the period ended March 31, 2005 due to early identification of problem credits and thorough workout strategies.

NONINTEREST INCOME

Noninterest income for 1st Centennial includes customer service fees, gains and commissions from sale of loans, increase in the cash surrender value of life insurance policies, broker fee income, conduit loan sale income, fee spread participation loan income and other miscellaneous income.

Noninterest income totaled $914,000 for the three months ended March 31, 2005. This represented an increase of $74,000, or 9% when compared to $840,000 for the same period in 2004.

The increase in noninterest income was primarily the result of $122,000 of additional income from participated loans due to more activity in loan participations in the first quarter of 2005 as compared to the first quarter of 2004. Conduit loan sale income increased $163,000 as a result of more activity in loan sales in the first quarter of 2005 as compared to the first quarter of 2004, however, gains and commissions from sale of loans decreased $157,000.

For the first three months ended March 31, 2005 as compared to 2004, noninterest income as an annualized percentage of average earning assets decreased to 1.07% from 1.37%. This change was due to the fact that growth in noninterest income did not keep pace with asset growth during the quarter ended March 31, 2005. To augment noninterest income, in March 2005 the Company formed a revenue sharing affiliation with KWB Wealth Managers Group, a successful Linsco Private Ledger firm that offers non-deposit and investment products. This affiliation will help the Company grow this important line of business and increase our level of service to our clients.

The following table sets forth components of 1st Centennial’s noninterest income for the periods indicated and expresses the amounts as percentage of total noninterest income:

Noninterest Income

	For the Three Months Ended March 31,
	2005		2004
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Customer service fees	$321	35.13%	$280	33.33%
Gains and commissions from sale of loans	55	6.02%	212	25.24%
Increase in cash surrender value of life insurance	61	6.67%	92	10.95%
Broker fee income	78	8.53%	61	7.26%
Conduit loan sale income	302	33.04%	139	16.55%
Fee spread participation loan income	122	13.35%	—	0.00%
Other miscellaneous income	(25)	(2.74)%	56	6.67%

Total noninterest income	$914	100.00%	$840	100.00%

As a percentage of average earning assets (annualized)		1.07%		1.37%

NONINTEREST EXPENSE

Noninterest expense for the Company includes salaries and employee benefits, net occupancy and equipment, professional services, and other operating expenses.

Noninterest expense totaled $4,933,000 for the three months ended March 31, 2005. This represented an increase of $1,032,000, or 26% as compared to $3,901,000 for the same period in 2004. The increase in noninterest expense was primarily due to the increases of $549,000, $124,000, $95,000 and $141,000 in salaries and employee benefits, marketing expense, professional fee expense and other operating expense, respectively.

Additional staffing and salary increases contributed to the increase in salaries and employee benefits of $549,000 while the increase in marketing expense of $124,000 was attributed to expenses related to ongoing business development efforts. The increase in professional expense of $95,000 was attributed to costs incurred to comply with the Sarbanes Oxley Act of 2002 and expenses related to audits, exams, CPA fees and other professional expenses. Other operating expense increased by $141,000 as a direct result of our growth. From March 31, 2004 to March 31, 2005 total assets grew $101.9 million or 36%.

For the first three months ended March 31, 2005 as compared to 2004, noninterest expense as an annualized percentage of average earning assets decreased to 5.78% from 6.35%. Even though noninterest expense increased $1,032,000 when compared to a year ago, the increase on average earning assets of $99.1 million from 2004 to 2005 dropped this percentage. Management continues to control overhead expenses by making certain that noninterest expenses do not increase at the same pace as asset growth.

The following tables set forth components of 1st Centennial’s noninterest expense for the periods indicated and express the amounts as a percentage of total noninterest expense:

Noninterest Expense

	For the Three Months Ended March 31,
	2005		2004
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Salaries and employee benefits	$2,958	59.96%	$2,409	61.75%
Net occupancy expense	447	9.06%	357	9.15%
Marketing	308	6.24%	184	4.72%
Data processing fees	231	4.68%	194	4.97%
Professional fees	354	7.18%	259	6.64%
Postage, telephone, supplies	140	2.84%	159	4.08%
Directors’ fees	60	1.22%	45	1.15%
Other operating expense	435	8.82%	294	7.54%
Total noninterest expense	$4,933	100.00%	$3,901	100.00%

As a percentage of average earning assets (annualized)		5.78%		6.35%

INCOME TAXES

As of March 31, 2005 the Company’s effective income tax rate is approximately 38.0%, as compared to 35.0% for the same period in 2004. These rates represent a blend of the statutory federal income tax rate of 34.0% and the California income tax rate of 7.2%. These rates also reflect the exclusion from taxable income of income on certain tax-exempt investments.

FINANCIAL CONDITION

GENERAL

The Company’s total assets were $386.2 million at March 31, 2005, an increase of $29.5 million, or 8%, compared to total assets of $356.7 million at December 31, 2004. The majority of the asset growth was in total net loans, which increased $26.9 million or 9% to $334.9 million at March 31, 2005 as compared to $308.0 million at December 31, 2004. Strong loan demand in the Company’s market areas contributed to the increase in total assets and total loans.

Total deposits at March 31, 2005 were $303.7 million, which represented an increase of $11.9 million, or 4% from total deposits of $291.8 million at December 31, 2004. The increase was primarily in interest-bearing deposits. Interest-bearing deposits increased $11.2 million or 6% to $210.3 million at March 31, 2005 compared to $159.4 million at December 31, 2004. These deposit increases and the addition of $13.0 million in FHLB borrowings were used to support our loan growth from December 31, 2004 to March 31, 2005.

LOANS

Total gross loans were $341.2 million at March 31, 2005 as compared to $313.7 million at December 31, 2004. Total gross loans represented 88% of total assets at March 31, 2005 and at December 31, 2004. Total gross loans increased by $27.5 million, or 9% for the first three months of 2005. Construction and development loans increased $4.8 million or 4% during the first three months of 2005 due to the continuing strong demand for affordable housing in our market areas. Commercial and multi-family and Commercial loans increased $6.4 million or 8% and $12.9 million, or 13% respectively, during the first three months of 2005 due to our strong business climate and loan demand.

The following table shows the amounts of total loans outstanding by category as of the dates indicated:

Loan Portfolio Composition

	March 31, 2005		December 31, 2004
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Real estate loans:
Construction and development	$129,111	37.83%	$124,309	39.62%
Residential loans[11]	4,655	1.36%	3,650	1.16%
Commercial and multi-family	83,692	24.53%	77,316	24.64%
Commercial loans	115,492	33.85%	102,582	32.71%
Consumer loans	1,008	0.30%	1,107	0.35%
Equity lines of credit	6,200	1.82%	3,475	1.11%
Credit card and other loans	1,064	0.31%	1,284	0.41%

Total gross loans	341,222	100.00%	313,723	100.00%

Less:
Unearned income	(1,826)		(1,556)
Allowance for loan losses	(4,488)		(4,137)

Total net loans	$334,908		$308,030

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

Nonperforming assets at March 31, 2005 decreased $4,000 to $121,000, from $125,000 at December 31, 2004, representing 0.04% of total gross loans for both periods.

Nonperforming assets at March 31, 2005 decreased $391,000 to $121,000, from $512,000 at March 31, 2004, representing 0.04% and 0.23% of total gross loans, respectively. This decrease was primarily attributed to the payoff of two real estate commercial and multi-family loans totaling $353,000 and one consumer loan for $15,000 which was reclassified from nonaccrual to accrual status.

11 Includes one $267M loan available for sale.

The following table provides information with respect to all nonperforming assets as of March 31, 2005 and 2004, and December 31, 2004:
Nonperforming Assets
	March 31, 2005	December 31, 2004	March 31, 2004
	(Dollars in Thousands)
Nonaccrual loans:[12]
Real estate loans:
Construction and development	$—	$—	$—
Residential loans	—	—	—
Commercial and multi-family	—	—	353
Commercial loans	90	92	98
Consumer loans	—	—	15
Equity lines of credit	—	—	—
Credit card and other loans	31	33	42
Total nonaccrual loans	$121	$125	$508

Loans 90 days or more past due (as to principal or interest) and still accruing:
Real estate loans:
Construction and development	—	—	—
Residential loans	—	—	—
Commercial and multi-family	—	—	—
Commercial loans	—	—	4
Consumer loans	—	—	—
Equity lines of credit	—	—	—
Credit card and other loans	—	—	—
Total loans 90 days or more past due and still accruing	$—	$—	$4
Restructured loans[13]	$—	$—	$—

Total nonperforming loans	$121	$125	$512
Other real estate owned	—	—	—
Total nonperforming assets	$121	$125	$512
Nonperforming loans as a percentage of total gross loans[14]	0.04%	0.04%	0.23%
Nonperforming assets as a percentage of total gross loans and other real estate owned	0.04%	0.04%	0.23%
Allowance for loan losses to nonperforming loans	3,709.09%	3,309.60%	478.32%
Allowance for loan losses	$4,488	$4,137	$2,449

12 During the three months ended March 31, 2005, no income related to these loans was included in net income. Additional interest income of approximately $13,000, would have been recorded for the three months ended March 31, 2005 if these loans had been paid in accordance with their original terms and had been outstanding throughout the applicable period then ended or, if not outstanding throughout the applicable period then ended, since origination.
13 A “restructured loan” is when the terms of which were negotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower.
14 Total loans are gross loans less unearned income.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses totaled $4.5 million at March 31, 2005 compared to $4.1 million at December 31, 2004. The process for monitoring the adequacy of the allowance, as well as supporting documentation regarding the allowance follows.

In originating loans, the Company recognizes that credit losses will be experienced and that the risk of loss will vary with the type of loan being made and a number of other factors, including collateral and the creditworthiness of the borrower over the term of the loan. It is Management’s policy to maintain an adequate allowance for loan losses based on a number of factors, including the Company’s loan loss experience, economic conditions, and regular reviews of delinquencies and loan portfolio quality.

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

As of March 31, 2005, the aggregate loan portfolio risk ratings were stratified as follows:

Pass/Homogeneous:	94.05%
Special Mention:	5.10%
Substandard:	0.76%
Doubtful:	0.08%

The allowance for loan losses as a percentage of total loans outstanding as of March 31, 2005 was 1.32%, as compared to 1.33% at December 31, 2004 and 1.12% at March 31, 2004. There were no charge-offs during the first three months of 2005 compared to $124,000 during the same period in 2004. Recoveries totaled $1,000 during the first three months of 2005 as compared to $37,000 during the same period in 2004. The ratio of the allowance for loan losses to average total loans was determined by management to be adequate at March 31, 2005 and December 31, 2004.

The following table summarizes the changes in the allowance for loan losses for the periods indicated:

Allowance for Loan Losses

	March 31, 2005	December 31, 2004	March 31, 2004
	(Dollars in Thousands)
Balances:
Average total loans outstanding during period	$322,147	$257,005	$205,945
Total loans outstanding at end of period, net of unearned income	$339,396	$312,167	$218,588
Allowance for Loan Losses:
Balance at beginning of period	$4,137	$2,108	$2,108
Charge-offs:
Real estate loans:
Construction and development	—	—	—
Residential loans	—	—	—
Commercial and multi-family	—	—	—
Commercial loans	—	121	103
Consumer loans	—	14	9
Equity lines of credit	—	—	—
Credit card and other loans	—	20	12
Total charge-offs	—	155	124
Recoveries:
Real estate loans:
Construction and development	—	—	—
Residential loans	—	2	—
Commercial and multi-family	—	—	—
Commercial loans	1	79	36
Consumer loans	—	4	—
Equity lines of credit	—	—	—
Credit card and other loans	—	1	1
Total recoveries	1	86	37
Net (charge-offs) recoveries	1	(69)	(87)
Provision charged to operations	350	2,098	428
Allowance for loan losses balance, end of period	$4,488	$4,137	$2,449
Ratios:[15]
Net loan charge-offs to average total loans	0.00%	0.03%	0.04%
Allowance for loan losses to average total loans	1.39%	1.61%	1.19%
Allowance for loan losses to total loans at end of period	1.32%	1.33%	1.12%
Allowance for loan losses to total nonperforming loans	3,709.09%	3,309.60%	478.32%
Net loan (charge-offs) recoveries to allowance for loan losses at end of period	0.02%	(1.67)%	(3.55)%
Net loan (charge-offs) recoveries to provision for loan losses	0.29%	(3.29)%	(20.33)%

15 Total loans are gross loans less unearned income.

INVESTMENTS

1st Centennial’s investment portfolio provides income to the Company and also serves as a source of liquidity. Total yield, risk and maturity are among the factors considered in building the investment portfolio. Pursuant to FASB 115, securities must be classified as "held to maturity," "available for sale," or "trading securities." Those securities held in the "available for sale" category must be carried on the Company’s books at fair market value. At March 31, 2005 and December 31, 2004, 100% of the investment securities owned by the Company were classified as “Available for Sale.”

At March 31, 2005, the Company’s investment portfolio at fair value consisted of $12.9 million in federal agency mortgage-backed securities and $4.1 million in obligations of states and local government securities for a total of $17.0 million. At December 31, 2004, the portfolio consisted of $198,000 in U.S. treasury and government agency securities, $15.8 million in federal agency mortgage-backed securities and $4.1 million in obligations of states and local government securities for a total of $20.1 million. The $3.1 million or 16% decrease in the Company’s investment portfolio was primarily due to principal paydowns on the federal agency mortgage-backed securities. The proceeds received from the payoffs were used to fund the Company’s loan growth.

The following table is a comparison of amortized cost and fair value of investment securities at March 31, 2005 and December 31, 2004:

	Investment Portfolio
	March 31, 2005				March 31, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for Sale:
U.S. treasury and government agency securities	$—	$—	$—	$—	$200	$—	$(2)	$198
Federal agency mortgage-backed securities	12,969	83	(151)	12,901	15,754	110	(113)	15,751
Obligations of states and local government securities	3,943	120	—	4,063	3,971	176	—	4,147

Total	$16,912	$203	$(151)	$16,964	$19,925	$286	$(115)	$20,096

The Company also has investments in interest-bearing time certificates of deposit at other financial institutions totaling $3.2 million at March 31, 2005 as compared to $4.0 million at December 31, 2004.

DEPOSITS

Total deposits increased $11.9 million, or 4%, to $303.7 million at March 31, 2005 from $291.8 million at December 31, 2004. Noninterest-bearing demand deposits increased $781,000, or 1% to $93.4 at March 31, 2005 as compared to $92.6 at December 31, 2004. Interest-bearing and money market accounts decreased $4.1 million, or 4% at March 31, 2005 as compared to December 31, 2004. Savings deposit accounts decreased $2.5 million, or 10% at March 31, 2005 as compared to December 31, 2004. Time deposits $100,000 or greater increased $14.6 million, or 36% at March 31, 2005 as compared to December 31, 2004, while other time deposits increased $3.2 million, or 10%. The increase in time deposits $100,000 or greater was primarily the result of additional brokered certificates of deposit acquired to help support our loan growth.

From March 31, 2004 to March 31, 2005, total average deposits increased $25.6 million or 37%. As a percentage of average total deposits, average money market deposits increased to 27% on March 31, 2005, from 20% on March 31, 2004, while time deposits $100,000 or greater declined to 14% on March 31, 2005, from 17% on March 31, 2004. Although there was a decline in time deposits $100,000 or more as a percentage of total average deposits, time deposits $100,000 or more increased $3.4 million, or 9% from a year ago.

The Company’s cost of funds is calculated as total interest expense on interest-bearing deposits and other interest-bearing liabilities, annualized as a percentage of average interest-bearing deposits and other interest-bearing liabilities. The rate paid on the Bank’s interest-bearing deposits increased to 1.68% at March 31, 2005 from 1.12% at March 31, 2004. The increase from 2004 to 2005 is primarily attributable to the increase in rates paid on money market deposits and time deposits, which matured and renewed at a higher rate. For all interest bearing liabilities, the average rate for the three months ended March 31, 2005 was 2.03% as compared to 1.35% for the same period in 2004, and 1.58% for the year ended December 31, 2004.

The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated:

Average Deposits and Other Borrowings

	Three Months Ended March 31, 2005		Year Ended December 31, 2004
	Average Balance	Average[16] Rate	Average Balance	Average Rate
	(Dollars in Thousands)
Demand deposits, noninterest bearing	$94,591	0.00%	$81,185	0.00%
Interest-bearing deposits:
Interest-bearing demand deposits	18,857	0.22%	20,255	0.20%
Money market deposits	80,328	1.53%	67,188	1.31%
Savings deposits	24,662	0.62%	25,752	0.65%
Time deposits $100,000 or greater	42,087	2.65%	39,144	2.01%
Other time deposits	34,592	2.40%	32,811	1.93%
Total interest-bearing deposits	200,526	1.68%	185,150	1.35%
FHLB borrowings	30,361	2.51%	12,571	1.49%
Federal funds purchased	2,248	2.53%	723	1.80%
Subordinated notes payable to subsidiary trusts	13,151	6.04%	12,877	4.88%
Total deposits and other borrowings	$340,877	1.46%	$292,506	1.14%
Average rate excluding noninterest bearing demand deposits		2.03%		1.58%

The following tables sets forth the scheduled maturities of time certificates of deposit accounts outstanding in amounts of $100,000 or more at March 31, 2005 and December 31, 2004:

Maturities of Time Deposits of $100,000 or More (Dollars in Thousands)
	March 31, 2005	December 31, 2004
Three months or less	$12,419	$10,459
Over three months through six months	15,903	10,083
Over six months through twelve months	14,404	8,978
Over twelve months	11,910	10,548
Total	$54,636	$40,068

16 Rates for these periods on which calculations are based have been annualized using actual days.

LIQUIDITY AND MARKET RATE RISK/INTEREST RATE RISK MANAGEMENT

Liquidity

The Company’s liquidity is primarily a reflection of 1st Centennial’s ability to raise money quickly, without principal loss and at a reasonable cost to meet loan demand and deposit withdrawals, and to service other liabilities as they come due. 1st Centennial has adopted policies to manage its liquidity position so it can respond to changes in the financial environment and ensure that sufficient funds are available to meet those needs. Generally, 1st Centennial’s major sources of liquidity are customer deposits, maturities, paydowns and sales of investment securities, the use of federal funds markets, borrowings from correspondent banks, borrowings from the Federal Home Loan Bank (FHLB) and net cash provided by operating activities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments, which are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors, are not. Liquid assets include cash and due from banks, less the federal reserve requirement, federal funds sold, interest-bearing deposits in financial institutions, unpledged investment securities available-for-sale, Federal Home Loan Bank and Pacific Coast Bankers’ Bank stock investments, restricted at cost and cash surrender value of life insurance.

In light of the Company’s growth, in October 2004, the Board of Directors changed the liquidity policy to maintain a ratio of liquid assets to ending deposits and short-term liabilities of 10% - 20% instead of 20% or more. In addition, the Company increased its off balance sheet liquidity sources. In order to augment liquidity, 1st Centennial Bank has Federal Funds borrowing arrangements with four correspondent banks totaling $20.0 million, and a secured line of credit with the FHLB totaling approximately $39.2 million.

On a consolidated basis, the Company’s liquidity ratio, which is a measure of liquid assets to deposits, plus short-term liabilities, plus federal home loan bank borrowings, due within one year, less pledged securities for treasury tax and loan, increased to 11.21% at March 31, 2005 from 7.08% as of December 31, 2004. Although the Company was not in compliance with its internal liquidity policy at December 31, 2004, it did achieve compliance with its internal policy at March 31, 2005.

On a consolidated basis, the ratio of liquid assets to ending assets as of March 31, 2005 was 9.90% as compared to 6.21% as of December 31, 2004.

In order to help support the Company’s $26.9 million increase in net loans, the Company pledged approximately $74.3 million in loans as of March 31, 2005 to the FHLB as collateral against our secured line of credit.

We believe it is beneficial to take advantage of the earnings opportunity presented by current loan demand, and to make certain temporary arrangements to ensure adequate liquidity, until our deposit growth has an opportunity to catch up to the loan growth. In order to enhance our deposit growth, we have a plan in place to increase deposits by:

1)	Advertising competitive deposit rates;
2)	Revising the incentive program for business development officers to reward deposit growth;
3)	Hiring personnel whose primary focus is deposit growth;
4)	Special deposit promotions; and
5)	Buying brokered deposits and public funds to a limit of 10% of total deposits.

In addition, to the extent that we are not able to generate sufficient deposit growth to attain our target liquidity ratio, we will continue to utilize the FHLB for borrowings, as well as short-term borrowings from our correspondent banks, and will also where appropriate sell loan participations to other banks to address this issue.

Management is of the opinion that the standby funding sources it has arranged for are adequate and reliable to meet 1st Centennial’s current and anticipated short-term liquidity needs.

The following table sets forth certain information with respect to 1st Centennial’s liquidity as of March 31, 2005 and December 31, 2004.

Liquidity

	March 31, 2005	December 31, 2004
	(Dollars in Thousands)

Cash and due from banks (less FRB reserve requirement)	$8,129	$ 5,195
Federal funds sold	1,510	—
Interest-bearing deposits in financial institutions	3,189	3,964
Unpledged investment securities, available for sale	16,480	4,891
Stock investments, restricted at cost	2,367	1,615
Cash surrender value of life insurance	6,544	6,488

Total liquid assets	$38,219	$ 22,153

Liquidity ratios:
Ending assets	9.90%	6.21%
Ending deposits and short-term
liabilities	11.21%	7.08%

Market Rate Risk/Interest Rate Risk Management

Interest Rates and Differentials

The Company’s earnings depend primarily upon the difference between the income it receives from its interest earning assets and its cost of funds, principally interest expense incurred on interest-bearing liabilities. Interest rates charged on the Company’s loans are affected principally by the demand for loans, the supply of money available for lending purposes, and competitive factors. In turn, these factors are influenced by general economic conditions and other constraints beyond the Company’s control, such as governmental economic and tax policies, general supply of money in the economy, governmental budgetary actions and the actions of the FRB.

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

In connection with the foregoing strategy, 1st Centennial studies the net change in interest income and net interest margin given immediate and parallel interest rate shocks over a 12-month horizon. 1st Centennial’s goal is to manage the effect of these changes within Board-established parameters for up/down 100 and 200 basis points. Shown below are possible changes to net interest income17  and the net interest margin17 based upon the model’s program under 100 and 200 basis point increases or decreases as of March 31, 2005:

Change (in Basis Points)	Net Interest Income (next twelve months)	Change in Net Interest Income	% Change in Net Interest Income	Net Interest Margin
(Dollars in Thousands)
+ 200	$21,932	$1,836	9.13%	6.03%
+ 100	21,008	911	4.54%	5.79%
0	20,097	—	—	5.54%
- 100	19,212	(885)	(4.40%)	5.31%
- 200	18,281	(1,816)	(9.03%)	5.05%

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

17 Excluding loan fees.

CAPITAL RESOURCES

The Federal Reserve Board and the FDIC have both established guidelines to implement risk-based capital requirements. Falling below minimum established levels might limit a bank holding company or bank from certain activities. Failure to satisfy applicable guidelines may also subject a banking institution to a variety of enforcement actions by federal regulatory authorities.

The Company and the Bank are required to maintain the following minimum ratios: Total risk- based capital ratio of at least 8%, Tier 1 Risk-based capital ratio of at least 4%, and a leverage ratio of at least 4%. Total capital is classified into two components: Tier 1 (common shareholders equity, qualifying perpetual preferred stock to certain limits, minority interests in equity accounts of consolidated subsidiary and trust preferred securities to certain limits, less goodwill and other intangibles) and Tier 2 (supplementary capital including allowance for possible credit losses to certain limits, certain preferred stock, eligible subordinated debt, and other qualifying instruments). Under the established guidelines, the Company has attained the highest level of capitalization, characterized as “Well Capitalized.” It is the intent of the Company to continue to maintain “Well Capitalized” risk-based capital ratios.

Total stockholders’ equity was $29.1 million at March 31, 2005, compared to $28.0 million at December 31, 2004. The increase of $1.1 million, or 4% during the first three months of 2005 was primarily due to $1,010,000 in year-to-date net income and proceeds of $86,000 from the exercise of stock options.

The following table illustrates the capital and prompt corrective action guidelines applicable to the Company and 1st Centennial Bank, as well as their total risk-based capital ratios, Tier 1 capital ratios and leverage ratios as of March 31, 2005 and December 31, 2004:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount/Ratio		Amount/Ratio		Amount/Ratio
As of March 31, 2005:
Total capital to risk-weighted assets:
Consolidated	$41,910	11.67%	$28,730	8.00%	$35,913	10.00%
1st Centennial Bank	40,035	11.16%	28,699	8.00%	35,874	10.00%

Tier 1 capital to risk-weighted assets:
Consolidated	34,118	9.50%	14,365	4.00%	21,548	6.00%
1st Centennial Bank	35,541	9.90%	14,360	4.00%	21,540	6.00%

Tier 1 capital to average assets:
Consolidated	34,118	9.30%	14,674	4.00%	18,343	5.00%
1st Centennial Bank	35,541	9.70%	14,656	4.00%	18,320	5.00%

As of December 31, 2004:

Total capital to risk-weighted assets:
Consolidated	$40,587	12.26%	$26,484	8.00%	$33,105	10.00%
1st Centennial Bank	38,559	11.68%	26,410	8.00%	33,013	10.00%

Tier 1 capital to risk-weighted assets:
Consolidated	32,749	9.89%	13,245	4.00%	19,868	6.00%
1st Centennial Bank	34,429	10.43%	13,204	4.00%	19,806	6.00%

Tier 1 capital to average assets:
Consolidated	32,749	9.25%	14,162	4.00%	17,702	5.00%
1st Centennial Bank	34,429	9.73%	14,154	4.00%	17,692	5.00%

Of the Company’s $34.1 million of Tier 1 capital at March 31, 2005, $9.7 million consisted of Trust Preferred Securities. Trust Preferred Securities, up to the amount of 25% of Tier 1 capital, are considered to be Tier 1 capital for regulatory purposes, but classified as long-term debt in accordance with generally accepted accounting principles. The remainder of the $13 million of Trust Preferred Securities is included in Tier 2 capital.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information concerning quantitative and qualitative disclosures about market risk is included as part of Part I, Item 2 above. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Market Rate/Interest Rate Risk Management.”

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

1st Centennial's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of 1st Centennial's disclosure controls and procedures (as defined in Exchange Act Rules 13a - 15(e) and 15d - 15(e) as of the end of the period covered by this quarterly report (the "Evaluation Date") have concluded that as of the Evaluation Date, 1st Centennial's disclosure controls and procedures were adequate and effective to ensure that material information relating to 1st Centennial and its consolidated subsidiary would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls

There were no significant changes in the Company's internal controls over financial reporting that occurred in the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibits

3.1	Articles of Incorporation of Centennial First Financial Services (Incorporated by reference from Exhibit to the Company’s Registration Statement on Form S-4 filed on October 20, 1999.)

3.2	Amendment to Articles of Incorporation of Centennial First Financial Services filed May 5, 2000 (Incorporated by reference to Exhibit to Company’s Form 10-QSB for the quarter ended June 30, 2002.)

3.3	Amendment to Articles of Incorporation of Centennial First Financial Services filed February 18, 2003 (Incorporated by reference to Exhibit to Company’s Form SB-2 filed on March 13, 2003.)

3.4	Restated By-Laws of Centennial First Financial Services (Incorporated by reference from Exhibit to the Company’s Form 10-QSB for the quarter ended June 30, 2002.)

10.1	Brea Branch Lease, dated September 20, 2000 (Incorporated by reference from Exhibit to the Company’s Registration Statement on Form SB-2 filed on March 21, 2001.)

10.2	Form of Indemnification Agreement (Incorporated by reference from Exhibit to the Company’s Registration Statement on Form SB-2 filed on March 21, 2001.)

10.9	1st Centennial Bank Employee Stock Ownership Plan (with 401(k) provisions), dated August 1, 2004. (Incorporated by reference to Form 10-KSB for the year ended December 31, 2004.)

10.10	Amended and Restated Stock Incentive Plan. (Incorporated by reference to Form 10-KSB for the year ended December 31, 2004.)

10.11	Palomar Community Bank (now Escondido branch) lease dated April 15, 1987 (Incorporated by reference from Exhibit 10.13 to Form 10-QSB for the fiscal quarter ended March 31, 2002.)

10.12	Indenture for Trust Preferred Securities dated July 11, 2002 (Incorporated by reference from Exhibit 10.14 to Form 10-QSB for the fiscal quarter ended September 30, 2002.)

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

10.31	Employment Agreement of Beth Sanders, dated December 1, 2004. (Incorporated by reference to Form 10-KSB for the year ended December 31, 2004.)

10.32	Employment Agreement of Suzanne Dondanville, dated December 1, 2004. (Incorporated by reference to Form 10-KSB for the year ended December 31, 2004.)

10.33	Temecula Branch Lease, dated December 15, 2004. (Incorporated by reference to Form 10-KSB for the year ended December 31, 2004.)

10.34	Real Estate Department Lease, dated November 30, 2000. (Incorporated by reference to Form 10-KSB for the year ended December 31, 2004.)

21.1	Subsidiaries of 1st Centennial Bancorp. (Incorporated by reference to Form 10-QSB for the quarter ended March 31, 2004.)

31.1	Certification of Chief Executive Officer (Section 302 Certification)

31.2	Certification of Chief Financial Officer (Section 302 Certification)

32	Certification of Periodic Financial Report (Section 906 Certification)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of May 2005.

1ST CENTENNIAL BANCORP

/s/ Thomas E. Vessey

Thomas E. Vessey President and Chief Executive Officer

/s/ Beth Sanders

Beth Sanders Executive Vice President and Chief Financial Officer (Principal Financial Officer)