Form 10-Q
period 2005-06-30
1ST CENTENNIAL BANCORP
filed 2005-08-12
CIK 1097081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to section 13 or 15(d) of the Securities

Exchange Act of 1934

For the quarterly period ended June 30, 2005

Commission file number: 000-29105

1st CENTENNIAL BANCORP

(Exact Name of Registrant as specified in its charter)

California	91-1995265
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

218 East State Street Redlands, California	92373
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (909) 798-3611

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE TO CORPORATE ISSUER

Indicate the number of shares outstanding of the issuer’s common stock on the latest practicable date 2,094,425 shares of common stock as of August 10, 2005.

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

June 30, 2005 and December 31, 2004

Dollar amounts in thousands	2005	2004
	(unaudited)
ASSETS
Cash and due from banks	$8,043	$5,695
Federal funds sold	14,560	—

Total cash and cash equivalents	22,603	5,695
Interest-bearing deposits in financial institutions	2,708	3,964
Investment securities, available for sale	14,759	20,096
Stock investments restricted, at cost	2,394	1,615
Loans, net of allowance for loan losses of $5,142 and $4,137	364,342	308,030
Accrued interest receivable	1,379	766
Premises and equipment, net	3,525	3,113
Goodwill	4,180	4,180
Cash surrender value of life insurance	6,607	6,488
Other assets	2,572	2,731

Total assets	$425,069	$356,678

LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$103,017	$92,620
Interest-bearing deposits	240,606	199,182

Total deposits	343,623	291,802
Accrued interest payable	244	146
Federal funds purchased	—	475
Borrowings from Federal Home Loan Bank	35,500	21,000
Other liabilities	2,052	2,103
Subordinated notes payable to subsidiary trusts	13,151	13,151

Total liabilities	394,570	328,677

STOCKHOLDERS’ EQUITY
Common stock, no par value; authorized 10,000,000 shares, issued and outstanding 2,093,783 and 2,075,384 shares at June 30, 2005 and December 31, 2004, respectively[1]	26,663	21,208
Retained earnings	3,773	6,706
Accumulated other comprehensive income	63	87

Total stockholders’ equity	30,499	28,001

Total liabilities and stockholders’ equity	$425,069	$356,678

[1]	Adjusted for the 7% stock dividend declared to shareholders of record on March 15, 2005, and distributed April 15, 2005.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS

Three and Six Months Ended June 30, 2005 and 2004 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Dollar amounts in thousands, except per share amounts	2005	2004	2005	2004
Interest income:
Interest and fees on loans	$7,941	$5,093	$14,941	$9,668
Deposits in financial institutions	34	51	73	103
Federal funds sold	31	23	42	27
Investments
Taxable	112	230	251	537
Tax-exempt	42	38	83	85

Total interest income	8,160	5,435	15,390	10,420

Interest expense:
Interest bearing demand and savings deposits	423	236	775	360
Time deposits $100,000 or greater	513	181	788	362
Other time deposits	263	163	468	284
Interest on borrowed funds	473	182	871	352

Total interest expense	1,672	762	2,902	1,358

Net interest income	6,488	4,673	12,488	9,062
Provision for loan losses	660	440	1,010	868

Net interest income after provision for loan losses	5,828	4,233	11,478	8,194

Noninterest income:
Customer service fees	354	287	675	567
Gains and commissions from sale of loans	250	32	305	244
Other income	517	291	1,055	630

Total noninterest income	1,121	610	2,035	1,441

Noninterest expense:
Salaries and employee benefits	2,956	2,363	5,914	4,772
Net occupancy expense	483	358	930	715
Other operating expense	1,489	1,235	3,017	2,370

Total noninterest expense	4,928	3,956	9,861	7,857

Income before provision for income taxes	2,021	887	3,652	1,778
Provision for income taxes	792	317	1,413	626

Net income	$1,229	$570	$2,239	$1,152

Basic earnings per share[1]	$0.59	$0.28	$1.08	$0.57

Diluted earnings per share[1]	$0.54	$0.26	$0.99	$0.53

[1]	Adjusted for the 7% stock dividend declared to shareholders of record on March 15, 2005, and distributed April 15, 2005.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2005 and 2004 (unaudited)

Dollar amounts in thousands, except per share amounts

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, DECEMBER 31, 2003	1,502,281	$20,456	$3,692	$252	$24,400

Comprehensive income:
Net income	—	—	1,152	—	1,152
Change in net unrealized gain on investment securities available for sale, after tax effects	—	—	—	(237)	(237)

Total comprehensive income					915

Stock dividend/split	378,664
Cash paid in lieu of fractional shares	—	—	(6)	—	(6)
Exercise of stock options, including tax benefit	16,242	255	—	—	255

BALANCE, JUNE 30, 2004	1,897,187	$20,711	$4,838	$15	$25,564

BALANCE, DECEMBER 31, 2004	1,939,611	$21,208	$6,706	$87	$28,001

Comprehensive income:
Net income	—	—	2,239	—	2,239
Change in net unrealized gain on investment securities available for sale, after tax effects	—	—	—	(24)	(24)

Total comprehensive income					2,215

Stock dividend	135,815	5,161	(5,161)		—
Cash paid in lieu of fractional shares	—	—	(11)	—	(11)
Compensation expense on incentive stock options	—	4	—	—	4
Exercise of stock options, including tax benefit	18,357	290	—	—	290

BALANCE, JUNE 30, 2005	2,093,783	$26,663	$3,773	$63	$30,499

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2005 and 2004 (unaudited)

Dollar amounts in thousands	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,239	$1,152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	306	268
Loss on sale of fixed assets	16	—
Provision for loan losses	1,010	868
Loss from sale of investments	5	—
Gain from sale of loans	(305)	(245)
Amortization of deferred loan fees	(1,051)	(676)
Amortization of excess purchase value of deposits	7	7
Amortization of excess purchase value of loans	31	8
Fair value of stock options in noninterest expense	4	—
Deferred income tax provision	16	158
Amortization of premiums on investment securities available for sale (net)	127	271
Increase in cash surrender value of life insurance	(119)	(150)
Decrease (increase) in assets:
Accrued interest receivable	(613)	(79)
Other assets	125	(493)
Increase (decrease) in liabilities:
Accrued interest payable	98	(35)
Other liabilities	(51)	(3)

Net cash provided by operating activities	1,845	1,051

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in interest-bearing deposits in financial institutions	1,287	58
Activity in available for sale securities:
Proceeds from sales, maturities and principal repayments of securities	5,161	7,536
Purchases of Federal Home Loan Bank stock	(779)	(496)
Net increase in loans	(55,997)	(70,610)
Additions to bank premises and equipment	(734)	(299)

Net cash used in investing activities	(51,062)	(63,811)

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Six Months Ended June 30, 2005 and 2004 (unaudited)

Dollar amounts in thousands	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in noninterest-bearing demand deposits	$10,397	$17,062
Net increase in interest-bearing deposits	41,424	53,521
Redemptions from federal funds purchased	(475)	(1,850)
Proceeds from Federal Home Loan Bank borrowing	14,500	1,900
Issuance of Trust Preferred Securities	—	7,145
Cash paid in lieu of fractional shares	(11)	(6)
Proceeds from exercise of stock options	290	255

Net cash provided by financing activities	66,125	78,027

Net increase in cash and cash equivalents	16,908	15,267
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,695	9,948

CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,603	$25,215

SUPPLEMENTARY INFORMATION
Interest paid	$2,797	$1,386

Income taxes paid	$1,910	$886

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial information included herein has been prepared in conformity with the accounting principles and practices disclosed in the consolidated financial statements, Note 1, included in the Annual Report on Form 10-KSB of 1st Centennial Bancorp (the “Company”) for the year ended December 31, 2004. The accompanying interim consolidated financial statements contained herein are unaudited. However, in the opinion of the Company, all adjustments, consisting of normal recurring items necessary for a fair presentation of the operating results for the periods shown, have been made. The results of operations for the six months ended June 30, 2005 may not be indicative of operating results for the year ending December 31, 2005. Certain prior year and prior quarter amounts have been reclassified to conform to current classifications. Cash and cash equivalents consist of cash, due from banks, and federal funds sold.

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

SFAS No. 123R will not be effective for the Company until the interim financial statements for the first quarter of 2006 are filed with the Securities and Exchange Commission.

Had compensation cost for the Company’s stock incentive plan been determined based on the fair value at the issue date for awards under the Plan consistent with the method prescribed by SFAS No. 123R, the Company’s net income and earnings per share would have been reduced by the compensation cost net of taxes to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income:
As reported	$1,229	$570	$2,239	$1,152
Pro forma	1,159	518	2,101	829
Compensation cost, net of taxes	$70	$52	$138	$323
Basic earnings per share:[2]
As reported	$0.59	$0.28	$1.08	$0.57
Pro forma	0.56	0.26	1.01	0.41
Diluted earnings per share:[2]
As reported	$0.54	$0.26	$0.99	$0.53
Pro forma	0.51	0.24	0.93	0.38

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model for those options granted through December 31, 2004 and the Binomial method for those options granted after December 31, 2004. Under both methods, the Company uses the following input variables as of the grant date, to arrive at the fair value for each grant:

1)	Grant date;

2)	Options granted;

3)	Exercise price;

4)	Stock price on date of grant;

5)	Expected dividend rate;

6)	Expected volatility;

7)	Risk free interest rate;

8)	Expected term; and

9)	Expected forfeiture rate.

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

[2]	The 2005 and 2004 earnings per share calculations have been adjusted for the 7% stock dividend declared to shareholders of record on March 15, 2005, and distributed April 15, 2005.

The weighted-average number of shares used in computing basic and diluted earnings per share is as follows:

	Earnings per share calculation For the three months ended June 30, (In thousands, except per share amounts)
	2005[3]			2004[3]
	Net Income	Weighted Average Shares	Per share Amount	Net Income	Weighted Average Shares	Per share Amount
Basic earnings per share	$1,229	2,078	$0.59	$570	2,028	$0.28
Effect of dilutive shares: assumed exercise of outstanding options	—	180	(0.05)	—	155	(0.02)
Diluted earnings per share	$1,229	2,258	$0.54	$570	2,183	$0.26

	Earnings per share calculation For the six months ended June 30, (In thousands, except per share amounts)
	2005[3]			2004[3]
	Net Income	Weighted Average Shares	Per share Amount	Net Income	Weighted Average Shares	Per share Amount
Basic earnings per share	$2,239	2,075	$1.08	$1,152	2,023	$0.57
Effect of dilutive shares: assumed exercise of outstanding options	—	180	(0.09)	—	155	(0.04)
Diluted earnings per share	$2,239	2,255	$0.99	$1,152	2,178	$0.53

[3]	The 2005 and 2004 earnings per share calculations have been adjusted for the 7% stock dividend declared to shareholders of record on March 15, 2005, and distributed April 15, 2005.

Note 4. OFF-BALANCE SHEET COMMITMENTS

Commitments to extend credit are agreements to lend to customers, provided there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. The Company’s exposure to credit losses is represented by the contractual amount of these commitments. The Company uses the same credit underwriting policies in granting or accepting such commitments as it does for on-balance-sheet instruments, which consist of evaluating customers’ creditworthiness individually.

Standby letters of credit written are conditional commitments issued by the Company to guarantee the financial performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. When deemed necessary, the Company holds appropriate collateral supporting those commitments. Management does not anticipate any material losses as a result of these transactions.

The following table shows the amounts of total off-balance sheet commitments by category as of the dates indicated:

Off-Balance sheet commitments

	June 30, 2005	December 31, 2004
	(Dollars in Thousands)
Standby letters of credit	$1,672	$1,157
Undisbursed lines of credit	195,497	158,179
Available credit card lines	2,375	2,162

Total off-balance sheet commitments	$199,544	$161,498

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1st Centennial Bancorp (the “Company”) is the holding company for 1st Centennial Bank (the “Bank”) in Redlands, California. This discussion focuses primarily on the results of operations of the Company on a consolidated basis for the three and six months ended June 30, 2005 and 2004, and the financial condition of the Company as of June 30, 2005 and December 31, 2004.

Management’s discussion and analysis is written to provide greater insight into the results of operations and the financial condition of the Company and its subsidiary. For a more complete understanding of the Company and its operations, reference should be made to the financial statements included in this report and in the Company’s 2004 Annual Report on Form 10-KSB.

Certain statements in this Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, possible future deteriorating economic conditions in the Company’s areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; risks of available-for-sale securities declining significantly in value as interest rates rise or issuer’s of such securities suffering financial losses; and regulatory risks associated with the variety of current and future regulations to which the Company is subject. All of these risks could have a material adverse impact on the Company’s financial condition, results of operations or prospects, and these risks should be considered in evaluating the Company. Segment reporting is not presented since the Company’s revenue is attributed to a single reportable segment. For additional information concerning these factors, refer to the Company’s 10-KSB for the year ended December 31, 2004.

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

As the Company adds new products, increases the complexity of its loan portfolio, and expands its geographic coverage, it will enhance its methodologies to keep pace with the size and complexity of the loan portfolio. Management might report a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management’s Discussion and Analysis section entitled “Financial Condition - Allowance for Loan Losses.” Although Management believes the level of the allowance as of June 30, 2005 is adequate to absorb losses inherent in the loan portfolio, a decline in the local economy may result in increasing losses that cannot reasonably be predicted at this time.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION SUMMARY

RESULTS OF OPERATIONS SUMMARY

Second quarter analysis. Net income for the quarter ended June 30, 2005 was $1,229,000 compared with $570,000 for the same period in 2004, an increase of $659,000 or 116%. Basic and diluted earnings per share for the second quarter of 2005 were $0.59 and $0.54 respectively. This compares to $0.28 and $0.26 respectively, for the same period in 2004. Return on average assets and return on average equity for the second quarter of 2005 was 1.21% and 16.67% respectively, as compared to 0.74% and 9.08% respectively, for the same period in 2004.

The primary drivers of the variance in net income include the following:

•	Net interest income before the provision for loan losses increased by $1.8 million, or 39%, primarily due to the Company’s loan growth.

•	Gains and commissions from the sale of loans increased by $218,000 or 681%, due to more loans sold to maintain liquidity during the second quarter of 2005 as compared to the same period in 2004.

•	Conduit loan sale income increased $191,000 or 125%, as a result of more activity in loan sales in the second quarter of 2005 as compared to the same period in 2004.

•	Additional staffing and salary increases contributed to the increase in salaries and employee benefits of $593,000 or 25%.

•	Occupancy expense increased $125,000 or 35%, due to the opening of our Irwindale office, and the move into our new location for our Palm Desert office.

•	Marketing expense increased $106,000 or 55%, due to expenses related to ongoing business development efforts.

•	Professional expense increased $110,000 or 58%, due to costs incurred to comply with the Sarbanes Oxley Act of 2002 and expenses related to audits, exams, and CPA fees.

•	The tax provision was $475,000 or 150% higher in the second of 2005, as compared to the same period in 2004. This increase is a direct result of the Company’s increase in earnings.

Six-month analysis. Net income for the first six months of 2005 was $2,239,000, which is $1,087,000 or 94% higher than net income of $1,152,000 for the first six months of 2004. Basic and diluted earnings per share were $1.08 and $0.99 respectively, for the first six months of 2005. This compares to $0.57 and $0.53 respectively, for the first six months of the prior year. Return on average assets and return on average equity for the six months ended June 30, 2005 was 1.16% and 15.56% respectively, as compared to 0.80% and 9.29% respectively, for the same period in 2004. The increase in return on average assets and return on average equity for the six months ended June 30, 2005 when compared to the same period in 2004 is due in part, to the increase in interest income as a result of growth in average interest earning assets. Average interest-earning assets grew $99.0 million or 37%, from June 2004 to June 2005 primarily in commercial loans as a result of our strong business climate and loan demand.

The principal reasons for the net income variance for the first six months include the following:

•	Net interest income before the provision for loan losses increased by $3.4 million, or 38%, primarily due to the increase in average total loans.

•	Conduit loan sale income increased $354,000 or 121%, as a result of more activity in loan sales during the first six months of 2005 as compared to the same period in 2004.

•	Customer service fee income increased $108,000 or 19%, due to the increase in volume in deposit accounts during the first six months of 2005 as compared to the same period in 2004.

•	Salaries and employee benefits increased $1.1 million or 24%, due to additional staffing and salary increases.

•	Occupancy expense increased $215,000 or 30%, due to the opening of our Irwindale office that opened in February 2005 and the move into our new location for our Palm Desert office in June 2004.

•	Marketing expense increased $230,000 or 61%, due to expenses related to ongoing business development efforts.

•	Professional expense increased $205,000 or 46%, due to costs incurred to comply with the Sarbanes Oxley Act of 2002 and expenses related to audits, exams, CPA fees and other professional expenses.

•	The tax provision was $787,000 or 126% higher during the first six months of 2005, as compared to the same period in 2004. This increase is a direct result of the Company’s increase in earnings, coupled with the Company’s increase in taxable income verses tax-exempt income on certain tax-exempt investments.

FINANCIAL CONDITION SUMMARY

The Company’s total assets were $425.1 million at June 30, 2005, an increase of $68.4 million, or 19%, compared to total assets of $356.7 million at December 31, 2004. The most significant changes in the Company’s balance sheet during the first six months of 2005 are outlined below:

•	Net loans increased $56.3 million or 18% from December 31, 2004. Strong loan demand in the Company’s market areas contributed to the increase in net loans.

•	Federal funds sold increased to $14.6 million at June 30, 2005, as compared to no federal funds sold at December 31, 2004. The Company’s improved liquidity position contributed to the increase in federal funds sold.

•	Noninterest-bearing demand deposits increased $10.4 million or 11% from December 31, 2004, due to new deposit relationships, coupled with an increase in deposits with our existing customers.

•	Interest-bearing deposits increased $41.4 million or 21% from December 31, 2004. This increase is attributable to additional money market deposits acquired as a result of a promotional money market account offered to businesses and consumers during the second quarter of 2005, coupled with additional brokered certificates of deposit acquired to help support our loan growth.

•	Borrowings from the Federal Home Loan Bank increased $14.5 million or 69% to help support the loan growth from December 31, 2004 to June 30, 2005.

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

Second quarter analysis. The Company’s net interest margin for the second quarter of 2005 was 6.83%, as compared to 6.66% for the same period in 2004. Despite the increase in total average deposits and other borrowings, the increase in the mix and volume of average loans resulted in a higher net interest margin. Average loans for the second quarter of 2005 grew $120.4 million or 51% from $237.0 to $357.4, due to the growth in commercial loans, as compared to the second quarter of 2004.

For the second quarter ended June 30, 2005 total interest earning assets averaged $380.8 million, which represented an increase of $98.8 million or 35%, as compared to $282.0 million for the same period in 2004. Total interest bearing deposits and other interest-bearing liabilities averaged $272.4 million, which represented an increase of $65.6 million or 32%, as compared to $206.8 million for the same period in 2004. This increase is primarily attributable to the increases of $28.3 million in average time deposit accounts of $100,000 or more, coupled with an increase of $22.3 million in total average borrowings in order to meet our loan demand.

The Company reported total interest income of $8.2 million for the second quarter ended June 30, 2005, which represented an increase of $2.8 million or 50%, over total interest income of $5.4 million for the same period in 2004. The increase in total interest income for the second quarter ended June 30, 2005 as compared to the same quarter in 2004 was primarily due to an increase of approximately $2.8 million in interest and fees on loans resulting from an increase in average loans.

The Company reported total interest expense of $1.7 million for the second quarter of 2005, which represented an increase of $910,000 or 119% over total interest expense of $762,000 for the same period in 2004. The increase was primarily due to greater interest paid on time deposit accounts of $100,000 or more, coupled with higher interest expense on FHLB borrowings.

For the quarter ended June 30, 2005, net interest income before provision for loan losses was $6.5 million, which represented an increase of $1.8 million, or 39%, over net interest income before provision for loan losses of $4.7 million for the quarter ended June 30, 2004. The increase in net interest income for the second quarter of 2005 as compared to 2004 was primarily due to the Company’s loan growth.

Six-month analysis. The Company’s year-to-date net interest margin was 6.92% for the first six months of 2005, as compared to 6.89% for the same period in 2004. For the first six months of 2005, total interest earning assets averaged $363.7 million, which represented an increase of $99.1 million or 37%, as compared to $264.6 million for the same period in 2004. This increase is primarily attributable to the increase in loans as a result of our strong business climate and loan demand. The increase in loan volume and the decrease in securities volume created a shift in the mix as a percentage of total interest earning assets. Loans increased to 93% from 84% and investments decreased to 5% from 13%. Total interest bearing deposits and other interest-bearing liabilities averaged $259.4 million, which represented an increase of $67.2 million or 35%, as compared to $192.2 million for the same period in 2004. This increase is primarily attributable to the increase in money market accounts due to a promotional money market account offered to businesses and consumers during the second quarter of 2004 and again during the second quarter of 2005. There was also an increase of $15.9 million in time deposit accounts of $100,000 or more due to the addition of brokered deposits, coupled with an increase in borrowings in order to fund our loan demand.

The Company reported total interest income of $15.4 million for the six months ended June 30, 2005, which represented an increase of $5.0 million or 48%, over total interest income of $10.4 million for the same period in 2004. The increase in total interest income was primarily due to an increase of approximately $5.3 million in interest and fees on loans resulting from an increase of approximately $118.4 million in average loans during the first six months of 2005, as compared to the same period in 2004.

The Company reported total interest expense of $2.9 million for the six months ended June 30, 2005, which represented an increase of $1.5 million or 114% over total interest expense of $1.4 million for the same period in 2004. More interest paid on money market accounts, time deposit accounts of $100,000 or more and FHLB borrowings resulted in this increase.

For the six months ended June 30, 2005, net interest income before provision for loan losses was $12.5 million, which represented an increase of $3.4 million, or 38%, over net interest income before provision for loan losses of $9.1 million for the same period in 2004. The increase in net interest income for the first six months of 2005 as compared to 2004 was primarily due to the increase in average total loans.

The following tables show the average interest-earning assets and interest-bearing liabilities; the amount of interest income or interest expense; and the average yield or rate for each category of interest-earning assets and interest bearing liabilities and the net interest margin (net interest income divided by average earning assets) for the periods indicated.

Distribution, Yield and Rate Analysis of Net Interest Income

	For the three Months Ending June 30,
	2005			2004
	Average Balance	Interest Income/ Expense	Average[4] Rate/ Yield	Average Balance	Interest Income/ Expense	Average[4] Rate/ Yield
	(Dollars in Thousands)
Interest-earning Assets:
Federal funds sold	$4,176	$31	2.98%	$9,311	$23	0.99%
Interest-bearing deposits in financial institutions	2,939	34	4.64%	4,735	51	4.33%
Investment securities:[5]
Taxable	12,473	112	3.60%	27,005	230	3.43%
Non-taxable	3,861	42	4.36%	3,981	38	3.84%

Total investments	23,449	219	3.75%	45,032	342	3.05%
Loans[6]	357,365	7,941	8.91%	236,978	5,093	8.64%

Total interest-earning assets	$380,814	$8,160	8.59%	$282,010	$5,435	7.75%

Interest-bearing Liabilities:
Interest-bearing deposits
Interest-bearing demand deposits	$20,282	$13	0.26%	$19,984	$9	0.18%
Money market deposits	76,488	365	1.91%	64,429	189	1.18%
Savings deposits	23,096	45	0.78%	23,863	38	0.64%
Time deposits $100,000 or greater	66,892	513	3.08%	38,598	181	1.89%
Other time deposits	37,531	263	2.81%	34,358	163	1.91%

Total interest-bearing deposits	224,289	1,199	2.14%	181,232	580	1.29%

FHLB borrowings	34,319	254	2.97%	11,978	33	1.11%
Federal funds purchased	590	5	3.40%	397	1	1.01%
Subordinated notes payable to subsidiary Trusts[7]	13,151	214	6.53%	13,151	148	4.53%

Total borrowings	48,060	473	3.95%	25,526	182	2.87%

Total interest-bearing liabilities	$272,349	$1,672	2.46%	$206,758	$762	1.48%

Net interest income		$6,488			$4,673

Net interest margin[8]			6.83%			6.66%

Distribution, Yield and Rate Analysis of Net Interest Income

	For the six Months Ending June 30,
	2005			2004
	Average Balance	Interest Income/ Expense	Average[4] Rate/Yield	Average Balance	Interest Income/ Expense	Average[4] Rate/Yield
	(Dollars in Thousands)
Interest-earning Assets:
Federal funds sold	$2,961	$42	2.86%	$5,524	$27	0.98%
Interest-bearing deposits in financial institutions	3,274	73	4.50%	4,755	103	4.36%
Investment securities:[5]
Taxable	13,716	251	3.69%	28,866	537	3.74%
Non-taxable	3,877	83	4.32%	4,027	85	4.24%

Total investments	23,828	449	3.80%	43,172	752	3.50%
Loans[6]	339,853	14,941	8.87%	221,461	9,668	8.78%

Total interest-earning assets	$363,681	$15,390	8.53%	$264,633	$10,420	7.92%

Interest-bearing Liabilities:
Interest-bearing deposits
Interest-bearing demand deposits	$19,573	$23	0.24%	$19,677	$18	0.18%
Money market deposits	78,397	669	1.72%	54,037	272	1.01%
Savings deposits	23,875	83	0.70%	22,840	70	0.62%
Time deposits $100,000 or greater	54,558	788	2.91%	38,648	362	1.88%
Other time deposits	36,070	468	2.62%	31,935	284	1.79%

Total interest-bearing deposits	212,473	2,031	1.93%	167,137	1,006	1.21%

FHLB borrowings	32,351	442	2.76%	11,802	64	1.09%
Federal funds purchased	1,415	19	2.71%	634	4	1.27%
Subordinated notes payable to subsidiary Trusts[7]	13,151	410	6.29%	12,601	284	4.53%

Total borrowings	46,917	871	3.74%	25,037	352	2.83%

Total interest-bearing liabilities	$259,390	$2,902	2.26%	$192,174	$1,358	1.42%

Net interest income		$12,488			$9,062

Net interest margin[8]			6.92%			6.89%

[4]	Average rates/yields for these periods have been annualized using actual days for 2005 and 2004.

[5]	Yields on income have not been computed on a tax equivalent basis, because tax-exempt investments are minimal.

[6]	Loans are gross, which excludes the allowance for loan losses, and net of deferred fees. Nonaccrual loans are included in the table for computation purposes, but the foregone interest on such loans is excluded. Loan fee income during the first six months of 2005 was $2.3 million as compared to $1.7 million for the first six months of 2004.

[7]	On January 1, 2004, the Company adopted FIN 46 and deconsolidated its trust preferred securities from its balance sheet.

[8]	Net interest income as a percentage of average interest-earning assets.

The following tables show a rate and volume analysis for changes in interest income, interest expense, and net interest income for the periods indicated.

Rate/Volume Analysis of Net Interest Income

	Three Months Ended June 30, 2005 vs. 2004
	Increases (Decreases) Due to Change In
	Volume	Rate[9]	Rate9 / Volume	Total
	(Dollars in Thousands)
Increase (Decrease) in Interest Income:
Federal funds sold	$(51)	$185	$(126)	$8
Interest-bearing deposits in financial institutions	(78)	15	46	(17)
Investment securities:[10]
Taxable	(498)	48	332	(118)
Non-taxable	(5)	21	(12)	4
Loans[11]	10,406	637	(8,195)	2,848

Total	$9,774	$906	$(7,955)	$2,725

Increase (Decrease) in Interest Expense:
Interest-bearing demand deposits	$1	$15	$(12)	$4
Money market deposits	142	473	(439)	176
Savings deposits	(5)	34	(22)	7
Time deposits $100,000 or greater	534	459	(661)	332
Other time deposits	61	310	(271)	100
FHLB borrowings	248	223	(250)	221
Federal funds purchased	2	9	(7)	4
Subordinated notes payable to subsidiary Trusts	—	263	(197)	66

Total	$983	$1,786	$(1,859)	$910

Total change in net interest income	$8,791	$(880)	$(6,096)	$1,815

Rate/Volume Analysis of Net Interest Income

	Six Months Ended June 30, 2005 vs. 2004
	Increases (Decreases) Due to Change In
	Volume	Rate[9]	Rate9 / Volume	Total
	(Dollars in Thousands)
Increase (Decrease) in Interest Income:
Federal funds sold	$(25)	$104	$(64)	$15
Interest-bearing deposits in financial institutions	(65)	7	28	(30)
Investment securities:[10]
Taxable	(566)	(15)	295	(286)
Non-taxable	(6)	3	1	(2)
Loans[11]	10,394	191	(5,312)	5,273

Total	$9,732	$290	$(5,052)	$4,970

Increase (Decrease) in Interest Expense:
Interest-bearing demand deposits	$—	$10	$(5)	$5
Money market deposits	247	384	(233)	398
Savings deposits	6	19	(13)	12
Time deposits $100,000 or greater	300	397	(271)	426
Other time deposits	74	264	(154)	184
FHLB borrowings	225	196	(43)	378
Federal funds purchased	10	9	(4)	15
Subordinated notes payable to subsidiary trusts	25	221	(120)	126

Total	$887	$1,500	$(843)	$1,544

Total change in net interest income	$8,845	$(1,210)	$(4,209)	$3,426

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

The provision for loan losses totaled $1,010,000 for the six months ended June 30, 2005. This represented an increase of $142,000 or 16% when compared to $868,000 for the same period in 2004. Despite the decrease in net loan charge-offs of $100,000 for the six months ended June 30, 2005, as compared to the same period in 2004, the increase in the provision was necessary in order to support the Company’s loan portfolio growth.

[9]	Rates for these periods on which calculations are based have been annualized using actual days.

[10]	Yields on income have not been computed on a tax equivalent basis, because tax-exempt investments are minimal.

[11]	Loans are gross, which excludes the allowance for loan losses, and net of deferred fees. Nonaccrual loans are included in the table for computation purposes, but the foregone interest of such loans is excluded. Loan fee income during the first six months of 2005 was $2.3 million as compared to $1.7 million for the first six months of 2004.

NONINTEREST INCOME

Noninterest income for 1st Centennial includes customer service fees, gains and commissions from sale of loans, increase in the cash surrender value of life insurance policies, broker fee income, conduit loan sale income, fee spread participation loan income and other miscellaneous income.

Second quarter analysis. Noninterest income totaled $1,121,000 for the second quarter ended June 30, 2005. This represented an increase of $511,000, or 84% when compared to $610,000 for the same period in 2004.

The increase in noninterest income was primarily the result of $218,000 of additional income from gains and commissions from the sale of loans. More loans were sold to maintain liquidity during the second quarter of 2005 as compared to the same period in 2004. Conduit loan sale income increased $191,000 as a result of more activity in loan sales in the second quarter of 2005 as compared to the same period in 2004. For the second quarter ended June 30, 2005 as compared to 2004, noninterest income as an annualized percentage of average earning assets increased to 1.18% from 0.87%.

Six-month analysis. Noninterest income totaled $2,035,000 for six months ended June 30, 2005. This represented an increase of $594,000, or 41% when compared to $1,441,000 for the same period in 2004.

The increase in noninterest income was primarily the result of the increase in conduit loan sale income of $354,000 as a result of more activity in loan sales during the first six months of 2005 as compared to the same period in 2004. Customer service fee income increased $108,000 due to the increase in volume in deposit accounts during the first six months of 2005 as compared to the same period in 2004. There was also additional income of $125,000 from participated loans due to more activity in loan participations in the first six months of 2005 as compared to the same period in 2004.

For the six months ended June 30, 2005 as compared to 2004, noninterest income as an annualized percentage of average earning assets increased to 1.13% from 1.10%. This favorable increase is attributable to the continuing efforts of the Company to increase noninterest income. To augment noninterest income, in March 2005 the Company formed a revenue sharing affiliation with KWB Wealth Managers Group, a successful Linsco Private Ledger firm that offers non-deposit and investment products. This affiliation is intended to help the Company grow this important line of business and increase our level of service to our clients.

The following tables set forth components of 1st Centennial’s noninterest income for the periods indicated and expresses the amounts as percentage of total noninterest income:

Noninterest Income

	For the Three Months Ended June 30,
	2005		2004
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Customer service fees	$354	31.57%	$287	47.05%
Gains and commissions from sale of loans	250	22.30%	32	5.25%
Increase in cash surrender value of life insurance	69	6.16%	68	11.15%
Broker fee income	47	4.19%	42	6.89%
Conduit loan sale income	344	30.69%	153	25.08%
Fee spread participation loan income	40	3.57%	37	6.06%
Other miscellaneous income	17	1.52%	(9)	(1.48)%

Total noninterest income	$1,121	100.00%	$610	100.00%

As a percentage of average earning assets (annualized)		1.18%		0.87%

Noninterest Income

	For the Six Months Ended June 30,
	2005		2004
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Customer service fees	$675	33.17%	$567	39.35%
Gains and commissions from sale of loans	305	14.99%	244	16.93%
Increase in cash surrender value of life insurance	130	6.39%	160	11.10%
Broker fee income	125	6.14%	103	7.15%
Conduit loan sale income	646	31.74%	292	20.26%
Fee spread participation loan income	162	7.96%	37	2.57%
Other miscellaneous income	(8)	(0.39)%	38	2.64%

Total noninterest income	$2,035	100.00%	$1,441	100.00%

As a percentage of average earning assets (annualized)		1.13%		1.10%

NONINTEREST EXPENSE

Noninterest expense for the Company includes salaries and employee benefits, net occupancy and equipment, professional services, and other operating expenses.

Second quarter analysis. Noninterest expense totaled $4,928,000 for the second quarter ended June 30, 2005. This represented an increase of $972,000, or 25% as compared to $3,956,000 for the same period in 2004. The increase in noninterest expense was primarily due to the increases of $593,000, $125,000, $106,000 and $110,000 in salaries and employee benefits, occupancy expense, marketing expense and professional fee expense, respectively.

Due to the Company’s growth, coupled with salary increases and the addition of our Irwindale branch, salaries and employee benefits increased $593,000. The increase in occupancy expense of $125,000 was attributable to the opening of our Irwindale office, which occurred in February 2005 and the move into our new location for our Palm Desert office in June 2004. The increase in marketing expense of $106,000 was attributed to expenses related to ongoing business development efforts. The increase in professional expense of $110,000 was attributed to costs incurred to comply with the Sarbanes Oxley Act of 2002 and expenses related to audits, exams, CPA fees and other professional expenses. For the second quarter ended June 30, 2005 as compared to 2004, noninterest expense as an annualized percentage of average earning assets decreased to 5.19% from 5.64%.

Six-month analysis. Noninterest expense totaled $9,861,000 for the six months ended June 30, 2005. This represented an increase of $2,004,000, or 26% when compared to $7,857,000 for the same period in 2004. The increase in noninterest expense was primarily due to the increases of $1,142,000, $215,000, $230,000 and $205,000 in salaries and employee benefits, occupancy expense, marketing expense and professional fee expense, respectively.

Additional staffing and salary increases contributed to the increase in salaries and employee benefits of $1,142,000 while the increase in occupancy expense of $215,000 was attributed to the opening of our Irwindale office that opened in February 2005 and the move into our new location for our Palm Desert office in June 2004. The increase in marketing expense of $230,000 was attributed to expenses related to ongoing business development efforts. The increase in professional expense of $205,000 was attributed to costs incurred to comply with the Sarbanes Oxley Act of 2002 and expenses related to audits, exams, CPA fees and other professional expenses.

For the six months ended June 30, 2005 as compared to 2004, noninterest expense as an annualized percentage of average earning assets decreased to 5.47% from 5.97%. This decrease is reflective of management’s continuing efforts to control overhead expenses.

The following tables set forth components of 1st Centennial’s noninterest expense for the periods indicated and express the amounts as a percentage of total noninterest expense:

Noninterest Expense

	For the Three Months Ended June 30,
	2005		2004
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Salaries and employee benefits	$2,956	59.98%	$2,363	59.73%
Net occupancy expense	483	9.80%	358	9.05%
Marketing	299	6.07%	193	4.88%
Data processing fees	251	5.09%	226	5.71%
Professional fees	299	6.07%	189	4.78%
Postage, telephone, supplies	140	2.84%	134	3.39%
Directors’ fees	59	1.20%	48	1.21%
Other operating expense	441	8.95%	445	11.25%

Total noninterest expense	$4,928	100.00%	$3,956	100.00%

As a percentage of average earning assets (annualized)		5.19%		5.64%

Noninterest Expense

	For the Six Months Ended June 30,
	2005		2004
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Salaries and employee benefits	$5,914	59.97%	$4,772	60.73%
Net occupancy expense	930	9.43%	715	9.10%
Marketing	607	6.16%	377	4.80%
Data processing fees	482	4.89%	420	5.35%
Professional fees	653	6.62%	448	5.70%
Postage, telephone, supplies	280	2.84%	293	3.73%
Directors’ fees	119	1.21%	93	1.18%
Other operating expense	876	8.88%	739	9.41%

Total noninterest expense	$9,861	100.00%	$7,857	100.00%

As a percentage of average earning assets (annualized)		5.47%		5.97%

INCOME TAXES

As of June 30, 2005 the Company’s effective income tax rate is approximately 38.7%, as compared to 35.2% for the same period in 2004. The increase in the effective rate is a direct result of the Company’s increase in taxable income verses tax-exempt income on certain tax-exempt investments. These rates represent a blend of the statutory federal income tax rate of 34.0% and the California income tax rate of 7.2%, net of tax benefit.

FINANCIAL CONDITION

GENERAL

The Company’s total assets were $425.1 million at June 30, 2005, an increase of $68.4 million, or 19%, compared to total assets of $356.7 million at December 31, 2004. The majority of the asset growth was in total net loans, which increased $56.3 million or 18% to $364.3 million at June 30, 2005 as compared to $308.0 million at December 31, 2004. Strong loan demand in the Company’s market areas contributed to the increase in total loans. Federal funds sold increased to $14.6 million at June 30, 2005 as compared to no federal funds sold at December 31, 2004. The Company’s improved liquidity position contributed to the increase in federal funds sold.

Total deposits at June 30, 2005 were $343.6 million, which represented an increase of $51.8 million, or 18% from total deposits of $291.8 million at December 31, 2004. The increase was primarily in interest-bearing deposits. Interest-bearing deposits increased $41.4 million or 21% to $240.6 million at June 30, 2005 compared to $199.2 million at December 31, 2004. These deposit increases and the addition of $14.5 million in FHLB borrowings were used to support the loan growth from December 31, 2004 to June 30, 2005.

LOANS

Total gross loans were $371.3 million at June 30, 2005 as compared to $313.7 million at December 31, 2004. Total gross loans represented 87% and 88% of total assets at June 30, 2005 and December 31, 2004, respectively. Total gross loans increased by $57.6 million, or 18% for the first six months of 2005. Real estate loans increased $32.2 million or 16% during the first six months of 2005 and represented approximately 56% of the total loan growth of $57.6 million. This was due to the continuing strong demand for affordable housing in our market areas. Commercial loans increased $22.0 million or 21% during the first six months of 2005 due to our strong business climate and loan demand.

The following table shows the amounts of total loans outstanding by category as of the dates indicated:

Loan Portfolio Composition

	June 30, 2005		December 31, 2004
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Real estate loans:
Construction and development	$141,150	38.02%	$124,309	39.62%
Residential loans	4,835	1.30%	3,650	1.16%
Commercial and multi-family	91,499	24.64%	77,316	24.64%
Commercial loans	124,627	33.56%	102,582	32.71%
Consumer loans	1,383	0.37%	1,107	0.35%
Equity lines of credit	6,602	1.78%	3,475	1.11%
Credit card and other loans	1,210	0.33%	1,284	0.41%

Total gross loans	371,306	100.00%	313,723	100.00%

Less:
Unearned income	(1,822)		(1,556)
Allowance for loan losses	(5,142)		(4,137)

Total net loans	$364,342		$308,030

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

Nonperforming assets at June 30, 2005 increased $41,000 to $166,000, from $125,000 at December 31, 2004, representing 0.04% of total gross loans for both periods. This increase was primarily attributed to the addition of one commercial loan totaling $30,000 placed on nonaccrual and the addition of one commercial loan for $24,000 past due more than 90 days.

Nonperforming assets at June 30, 2005 decreased $27,000 to $166,000, from $193,000 at June 30, 2004, representing 0.04% and 0.07% of total gross loans, respectively. This decrease was primarily attributed to the payoffs of one commercial loan totaling $7,000 and one commercial and multi-family real estate loan totaling $56,000 coupled with the reclassification of one commercial loan totaling $4,000 from nonaccrual to accrual status. There were also principal reductions totaling approximately $14,000 on loans that remain on nonaccrual status. This activity was offset against the addition of one commercial loan totaling $30,000 placed on nonaccrual and the addition of one commercial loan for $24,000 past due, more than 90 days.

The following table provides information with respect to all nonperforming assets as of June 31, 2005 and 2004, and December 31, 2004:

Nonperforming Assets

	June 30, 2005	December 31, 2004	June 30, 2004
	(Dollars in Thousands)
Nonaccrual loans:[12]
Real estate loans:
Construction and development	$—	$—	$—
Residential loans	—	—	—
Commercial and multi-family	—	—	56
Commercial loans	115	92	100
Consumer loans	—	—	—
Equity lines of credit	—	—	—
Credit card and other loans	27	33	37

Total nonaccrual loans	$142	$125	$193

Loans 90 days or more past due (as to principal or interest) and still accruing:
Real estate loans:
Construction and development	—	—	—
Residential loans	—	—	—
Commercial and multi-family	—	—	—
Commercial loans	24	—	—
Consumer loans	—	—	—
Equity lines of credit	—	—	—
Credit card and other loans	—	—	—

Total loans 90 days or more past due and still accruing	$24	$—	$—

Restructured loans[13]	$—	$—	$—

Total nonperforming loans	$166	$125	$193
Other real estate owned	—	—	—

Total nonperforming assets	$166	$125	$193

Nonperforming loans as a percentage of total gross loans[14]	0.04%	0.04%	0.07%
Nonperforming assets as a percentage of total gross loans and other real estate owned	0.04%	0.04%	0.07%
Allowance for loan losses to nonperforming loans	3,097.59%	3,309.60%	1,487.56%
Allowance for loan losses	$5,142	$4,137	$2,871

[12]	During the six months ended June 30, 2005, no income related to these loans was included in net income. Additional interest income of approximately $14,000, would have been recorded for the six months ended June 30, 2005 if these loans had been paid in accordance with their original terms and had been outstanding throughout the applicable period then ended or, if not outstanding throughout the applicable period then ended, since origination.

[13]	Restructured loans are loans where the terms are renegotiated to provide a reduction or deferral of interest or principal due to a deterioration in the financial position of the borrower.

[14]	Total loans are gross loans less unearned income.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses totaled $5.1 million at June 30, 2005 compared to $4.1 million at December 31, 2004. The process for monitoring the adequacy of the allowance, as well as supporting documentation regarding the allowance follows.

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

Another analytical tool used is a Migration Analysis. This tool tracks loan losses and recoveries over reasonable time horizons to determine a level of ALLL based on historical loss history by loan category. This methodology is structured such that the amount allocated to the reserve defaults to the higher of 1) that which is based on historical losses, or 2) other risk weight factors consistent with those utilized in the Portfolio Risk Analysis. This approach attempts to prevent an unreasonably low reserve level in the event actual loan loss history is low.

Other factors considered in the ALLL methodology include the following: depth and experience of Management and staff, quality of the Board of Directors, quality and scope of lending policies and procedures, national and local economic conditions, peer bank data, concentration or other special circumstances, and overall quality of the loan portfolio, determined by quality of underwriting, level of loan delinquencies, non-accrual loans, and non-performing loans. An important indicator is the risk rating quality of the aggregate loan portfolio. The Company conducts semi-annual risk rating certifications in order to maintain the integrity of the risk rating process. The risk ratings are stratified by loan type and according to risk rating.

As of June 30, 2005, the aggregate loan portfolio risk ratings were stratified as follows:

Pass/Homogeneous:	91.96%
Special Mention:	6.90%
Substandard:	1.01%
Doubtful:	0.14%

The allowance for loan losses as a percentage of total loans outstanding as of June 30, 2005 was 1.39%, as compared to 1.33% at December 31, 2004 and 1.10% at June 30, 2004. Charge-offs totaled $9,000 during the first six months of 2005 as compared to $145,000 during the same period in 2004. Recoveries totaled $4,000 during the first six months of 2005 as compared to $40,000 during the same period in 2004. The ratio of the allowance for loan losses to average total loans was determined by management to be adequate at June 30, 2005 and December 31, 2004.

The following table summarizes the changes in the allowance for loan losses for the periods indicated:

Allowance for Loan Losses

	June 30, 2005	December 31, 2004	June 30, 2004
	(Dollars in Thousands)
Balances:
Average total loans outstanding during period	$339,853	$257,005	$221,461

Total loans outstanding at end of period, net of unearned income	$369,484	$312,167	$261,748

Allowance for Loan Losses:
Balance at beginning of period	$4,137	$2,108	$2,108
Charge-offs:
Real estate loans:
Construction and development	—	—	—
Residential loans	—	—	—
Commercial and multi-family	—	—	—
Commercial loans	—	121	121
Consumer loans	—	14	11
Equity lines of credit	—	—	—
Credit card and other loans	9	20	13

Total charge-offs	9	155	145

Recoveries:
Real estate loans:
Construction and development	—	—	—
Residential loans	1	2	1
Commercial and multi-family	—	—	—
Commercial loans	3	79	37
Consumer loans	—	4	1
Equity lines of credit	—	—	—
Credit card and other loans	—	1	1

Total recoveries	4	86	40

Net (charge-offs) recoveries	(5)	(69)	(105)

Provision charged to operations	1,010	2,098	868

Allowance for loan losses balance, end of period	$5,142	$4,137	$2,871

Ratios:[15]
Net loan charge-offs to average total loans	0.00%	0.03%	0.05%
Allowance for loan losses to average total loans	1.51%	1.61%	1.30%
Allowance for loan losses to total loans at end of period	1.39%	1.33%	1.10%
Allowance for loan losses to total nonperforming loans	3,097.59%	3,309.60%	1,487.56%
Net loan (charge-offs) recoveries to allowance for loan losses at end of period	(0.10)%	(1.67)%	(3.66)%
Net loan (charge-offs) recoveries to provision for loan losses	(0.50)%	(3.29)%	(12.10)%

[15]	Total loans are gross loans less unearned income.

INVESTMENTS

1st Centennial’s investment portfolio provides income to the Company and also serves as a source of liquidity. Total yield, risk and maturity are among the factors considered in building the investment portfolio. Pursuant to FASB 115, securities must be classified as “held to maturity,” “available for sale,” or “trading securities.” Those securities held in the “available for sale” category must be carried on the Company’s books at fair market value. At June 30, 2005 and December 31, 2004, 100% of the investment securities owned by the Company were classified as “Available for Sale.”

At June 30, 2005, the Company’s investment portfolio at fair value consisted of $10.7 million in federal agency mortgage-backed securities and $4.1 million in obligations of states and local government securities for a total of $14.8 million. At December 31, 2004, the portfolio consisted of $198,000 in U.S. treasury and government agency securities, $15.8 million in federal agency mortgage-backed securities and $4.1 million in obligations of states and local government securities for a total of $20.1 million. The $5.3 million or 27% decrease in the Company’s investment portfolio was primarily due to principal paydowns on the federal agency mortgage-backed securities. The proceeds received from the payoffs were used to fund the Company’s loan growth.

The following table is a comparison of amortized cost and fair value of investment securities at June 30, 2005 and December 31, 2004:

Investment Portfolio

	June 30, 2005				December 31, 2004
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in Thousands)
Available for Sale:
U.S. treasury and government agency securities	$—	$—	$—	$—	$200	$—	$(2)	$198
Federal agency mortgage-backed securities	10,687	76	(111)	10,652	15,754	110	(113)	15,751
Obligations of states and local government securities	3,941	166	—	4,107	3,971	176	—	4,147

Total	$14,628	$242	$(111)	$14,759	$19,925	$286	$(115)	$20,096

The Company also has investments in interest-bearing time certificates of deposit at other financial institutions totaling $2.7 million at June 30, 2005 as compared to $4.0 million at December 31, 2004.

DEPOSITS

Total deposits increased $51.8 million, or 18%, to $343.6 million at June 30, 2005 from $291.8 million at December 31, 2004. Noninterest-bearing demand deposits increased $10.4 million or 11% at June 30, 2005 as compared to December 31, 2004. Interest-bearing and money market accounts increased $9.1 million, or 9% at June 30, 2005 as compared to December 31, 2004. Savings deposit accounts decreased $2.2 million, or 8% at June 30, 2005 as compared to December 31, 2004. Time deposits $100,000 or greater increased $29.2 million, or 73% at June 30, 2005 as compared to December 31, 2004, while other time deposits increased $5.3 million, or 16%. The Company had a favorable increase in noninterest-bearing demand deposits from December 31, 2004 to June 30, 2005. This favorable increase is primarily attributable to new deposit relationships, coupled with an increase in deposits with our existing customers. The increase in interest-bearing and money market accounts was primarily the result of additional money market deposits acquired as a result of a promotional money market account offered to businesses and consumers during the second quarter of 2005. The increase in time deposits $100,000 or greater was primarily the result of additional brokered certificates of deposit acquired to help support our loan growth. The overall increase in deposits has helped improve the Company’s liquidity position during 2005.

From December 31, 2004 to June 30, 2005 the percentage of total average deposits represented by time deposits $100,000 or greater increased to 18%, from 15% while savings deposits as a percentage of total average deposits decreased to 8% from 10%.

The following table summarizes the composition of average deposits as a percentage of total average deposits for the periods indicated:

Average Deposit Composition

	June 30, 2005 Percent of Total	December 31, 2004 Percent of Total
Demand deposits, noninterest bearing	31.65%	30.47%
Interest-bearing deposits:
Interest-bearing demand deposits	6.30%	7.61%
Money market deposits	25.22%	25.23%
Savings deposits	7.68%	9.67%
Time deposits $100,000 or greater	17.55%	14.70%
Other time deposits	11.60%	12.32%

Total average deposits	100.00%	100.00%

The Company’s cost of funds is calculated as total interest expense on interest-bearing deposits and other interest-bearing liabilities, annualized as a percentage of average interest-bearing deposits and other interest-bearing liabilities.

December 31, 2004 to June 30, 2005 analysis. The rate paid on the Bank’s interest-bearing deposits increased to 1.93% at June 30, 2005 from 1.35% at December 31, 2004. The increase from December 31, 2004 to June 30, 2005 is primarily attributed to the increase in rates paid on time deposits as a result of additional brokered certificates of deposit acquired to help support our loan growth. For all interest bearing liabilities, the average rate for the six months ended June 30, 2005 was 2.26% as compared to 1.58% as of December 31, 2004.

June 30, 2004 to June 30, 2005 analysis. The rate paid on the Bank’s interest-bearing deposits increased to 1.93% at June 30, 2005 from 1.21% at June 30, 2004. The increase from 2004 to 2005 is primarily attributable to the increase in rates paid on money market deposits as a result of a promotional money market account offered to businesses and consumers during the second quarters of 2004 and 2005. The rate paid on time deposits also increased as a result of additional brokered certificates of deposit acquired to help support our loan growth, coupled with non-broker certificates of deposits, which matured and renewed at a higher rate. For all interest bearing liabilities, the average rate for the six months ended June 30, 2005 was 2.26% as compared to 1.42% for the same period in 2004.

The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated:

Average Deposits and Other Borrowings

	Six Months Ended June 30, 2005		Year Ended December 31, 2004
	Average Balance	Average[16] Rate	Average Balance	Average Rate
	(Dollars in Thousands)
Demand deposits, noninterest bearing	$98,372	0.00%	$81,185	0.00%

Interest-bearing deposits:
Interest-bearing demand deposits	19,573	0.24%	20,255	0.20%
Money market deposits	78,397	1.72%	67,188	1.31%
Savings deposits	23,875	0.70%	25,752	0.65%
Time deposits $100,000 or greater	54,558	2.91%	39,144	2.01%
Other time deposits	36,070	2.62%	32,811	1.93%

Total interest-bearing deposits	212,473	1.93%	185,150	1.35%

FHLB borrowings	32,351	2.76%	12,571	1.49%
Federal funds purchased	1,415	2.71%	723	1.80%
Subordinated notes payable to subsidiary trusts	13,151	6.29%	12,877	4.88%

Total deposits and other borrowings	$357,762	1.64%	$292,506	1.14%

Average rate excluding noninterest bearing demand deposits		2.26%		1.58%

[16]	Rates for these periods on which calculations are based have been annualized using actual days.

The following tables sets forth the scheduled maturities of time certificates of deposit accounts outstanding in amounts of $100,000 or more at June 30, 2005 and December 31, 2004:

Maturities of Time Deposits of

$100,000 or More

(Dollars in Thousands)

	June 30, 2005	December 31, 2004
Three months or less	$24,302	$10,459
Over three months through six months	6,880	10,083
Over six months through twelve months	18,598	8,978
Over twelve months	19,536	10,548

Total	$69,316	$40,068

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

In light of the Company’s growth, in October 2004, the Board of Directors changed the liquidity policy to maintain a ratio of liquid assets to ending deposits and short-term liabilities of 10% - 20% instead of 20% or more. In addition, the Company increased its off balance sheet liquidity sources. In order to augment liquidity, 1st Centennial Bank has Federal Funds borrowing arrangements with four correspondent banks totaling $20.0 million, and a secured line of credit with the FHLB totaling approximately $39.8 million.

On a consolidated basis, the Company’s liquidity ratio, which is a measure of liquid assets to deposits, plus short-term liabilities, plus federal home loan bank borrowings, due within one year, less pledged securities for treasury tax and loan, increased to 12.70% at June 30, 2005 from 7.08% as of December 31, 2004. Although the Company was not in compliance with its internal liquidity policy at December 31, 2004, it did achieve compliance with its internal policy as of February 2005 and maintained compliance through June 30, 2005.

On a consolidated basis, the ratio of liquid assets to ending assets as of June 30, 2005 was 11.33% as compared to 6.21% as of December 31, 2004.

In order to help support the Company’s $56.3 million growth in net loans, the Company pledged approximately $74.8 million in loans as of June 30, 2005 to the FHLB as collateral against our secured line of credit.

We believe it is beneficial to take advantage of the earnings opportunity presented by current loan demand, and to make certain temporary arrangements to ensure adequate liquidity, until our deposit growth has an opportunity to catch up to the loan growth. In order to enhance our deposit growth, we have a plan in place to increase deposits by:

1)	Advertising competitive deposit rates;

2)	Revising the incentive program for business development officers to reward deposit growth;

3)	Hiring personnel whose primary focus is deposit growth;

4)	Special deposit promotions; and

5)	Buying brokered deposits and public funds to a limit of 15% of total deposits.

In addition, to the extent that we are not able to generate sufficient deposit growth to maintain our target liquidity ratio, we will continue to utilize the FHLB for borrowings, as well as short-term borrowings from our correspondent banks, and will also where appropriate sell loan participations to other banks to address this issue.

Management is of the opinion that the standby funding sources it has arranged for are adequate and reliable to meet 1st Centennial’s current and anticipated short-term liquidity needs.

The following table sets forth certain information with respect to 1st Centennial’s liquidity as of June 30, 2005 and December 31, 2004.

Liquidity

	June 30, 2005	December 31, 2004
	(Dollars in Thousands)
Cash and due from banks (less FRB reserve requirement)	$7,615	$5,195
Federal funds sold	14,560	—
Interest-bearing deposits in financial institutions	2,708	3,964
Unpledged investment securities, available for sale	14,274	4,891
Stock investments, restricted at cost	2,394	1,615
Cash surrender value of life insurance	6,607	6,488

Total liquid assets	$48,158	$22,153

Liquidity ratios:
Ending assets	11.33%	6.21%
Ending deposits and short-term liabilities	12.70%	7.08%

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

Asset/Liability Management

The Company seeks to control its interest rate risk exposure in a manner, which will allow for adequate levels of earnings and capital over a range of possible interest rate environments. 1st Centennial has adopted formal policies and practices to monitor and manage interest rate risk exposure. As part of this effort, 1st Centennial measures interest rate risk utilizing both a modeling program from an outside vendor, as well as third party sources reports, which can be compared and analyzed together, enabling management to better manage economic risk and interest rate risk.

The fundamental objective of 1st Centennial’s management of its assets and liabilities is to maximize the economic value of 1st Centennial while maintaining adequate liquidity and an exposure to interest rate risk deemed by management to be acceptable. Management believes an acceptable degree of exposure to interest rate risk results from the management of assets and liabilities through maturities, pricing and mix to attempt to neutralize the potential impact of changes in market interest rates. 1st Centennial’s profitability is dependent to a large extent upon its net interest income, which is the difference between its interest income on interest-earning assets such as loans and securities, and its interest expense on interest-bearing liabilities, such as deposits and borrowings. 1st Centennial, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets reprice differently than its interest-bearing liabilities, and not at the same time, or to the same magnitude. 1st Centennial manages its mix of assets and liabilities with the goal of limiting its exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds. Interest income and interest expense are affected by general economic conditions and by competition in the marketplace. 1st Centennial’s interest and pricing strategies are driven by its asset/liability management analyses and by local market conditions.

In connection with the foregoing strategy, 1st Centennial studies the net change in interest income and net interest margin given immediate and parallel interest rate shocks over a 12-month horizon. 1st Centennial’s goal is to manage the effect of these changes within Board-established parameters for up/down 100 and 200 basis points. Shown below are possible changes to net interest income17 and the net interest margin17 based upon the model’s program under 100 and 200 basis point increases or decreases as of June 30, 2005:

[17]	Excluding loan fees.

Change (in Basis Points)	Net Interest Income (next twelve months)	Change in Net Interest Income	% Change in Net Interest Income	Net Interest Margin
(Dollars in Thousands)
+ 200	$24,547	$2,538	11.53%	6.05%
+ 100	23,291	1,281	5.82%	5.75%
0	22,009	—	—	5.44%
– 100	20,727	(1,282)	(5.83%)	5.12%
– 200	19,381	(2,628)	(11.94%)	4.80%

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

The Company and the Bank are required to maintain the following minimum ratios: Total risk-based capital ratio of at least 8%, Tier 1 Risk-based capital ratio of at least 4%, and a leverage ratio of at least 4%. Total capital is classified into two components: Tier 1 (common shareholders equity, qualifying perpetual preferred stock to certain limits, minority interests in equity accounts of consolidated subsidiary and trust preferred securities to certain limits, less goodwill and other intangibles) and Tier 2 (supplementary capital including allowance for possible credit losses to certain limits, certain preferred stock, eligible subordinated debt, and other qualifying instruments). Under the established guidelines, the Company has attained the highest level of capitalization, characterized as “Well Capitalized.” It is the intent of the Company to continue to maintain “Well Capitalized” risk-based capital ratios.

Total stockholders’ equity was $30.5 million at June 30, 2005, compared to $28.0 million at December 31, 2004. The increase of $2.5 million, or 9% during the first six months of 2005 was primarily due to $2,239,000 in year-to-date net income combined with proceeds of $290,000 from the exercise of stock options.

The following table illustrates the capital and prompt corrective action guidelines applicable to the Company and 1st Centennial Bank, as well as their total risk-based capital ratios, Tier 1 capital ratios and leverage ratios as of June 30, 2005 and December 31, 2004:

	Actual Amount/ Ratio		Minimum Capital Requirement Amount/Ratio		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions Amount/Ratio
As of June 30, 2005:

Total capital to risk-weighted assets:
Consolidated	$43,604	11.24%	$31,035	8.00%	$38,794	10.00%
1st Centennial Bank	41,779	10.77%	31,034	8.00%	38,792	10.00%

Tier 1 capital to risk-weighted assets:
Consolidated	35,890	9.26%	15,503	4.00%	23,255	6.00%
1st Centennial Bank	36,920	9.52%	15,513	4.00%	23,269	6.00%

Tier 1 capital to average assets:
Consolidated	35,890	8.93%	16,076	4.00%	20,095	5.00%
1st Centennial Bank	36,920	9.19%	16,070	4.00%	20,087	5.00%

As of December 31, 2004:

Total capital to risk-weighted assets:
Consolidated	$40,587	12.26%	$26,484	8.00%	$33,105	10.00%
1st Centennial Bank	38,559	11.68%	26,410	8.00%	33,013	10.00%

Tier 1 capital to risk-weighted assets:
Consolidated	32,749	9.89%	13,245	4.00%	19,868	6.00%
1st Centennial Bank	34,429	10.43%	13,204	4.00%	19,806	6.00%

Tier 1 capital to average assets:
Consolidated	32,749	9.25%	14,162	4.00%	17,702	5.00%
1st Centennial Bank	34,429	9.73%	14,154	4.00%	17,692	5.00%

Of the Company’s $35.9 million of Tier 1 capital at June 30, 2005, $10.1 million consisted of Trust Preferred Securities. Trust Preferred Securities, up to the amount of 25% of Tier 1 capital, are considered to be Tier 1 capital for regulatory purposes, but classified as long-term debt in accordance with generally accepted accounting principles. The remaining $2.9 million of Trust Preferred Securities is included in Tier 2 capital.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information concerning quantitative and qualitative disclosures about market risk is included as part of Part I, Item 2 above. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Market Rate/Interest Rate Risk Management.”

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

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The annual meeting of shareholders was held on May 17, 2005. At the meeting, the following individuals were elected to serve as members of the Company’s Board of Directors until the 2006 Annual Meeting of Shareholders and until their successors are elected and have qualified:

NAME:	AUTHORITY GIVEN:	AUTHORITY WITHHELD:	TOTAL:
James R. Appleton	1,584,933	6,203	1,591,136
Bruce J. Bartells	1,587,546	3,903	1,591,449
Carole H. Beswick	1,587,546	3,903	1,591,449
Irving M. Feldkamp, III	1,587,546	3,903	1,591,449
Larry Jacinto	1,587,546	3,903	1,591,449
Ronald J. Jeffrey	1,587,153	4,128	1,591,281
William A. McCalmon	1,587,546	3,903	1,591,449
Patrick J. Meyer	1,584,703	6,428	1,591,131
Thomas E. Vessey	1,587,546	3,903	1,591,449
Stanley C. Weisser	1,587,546	3,903	1,591,449
Douglas F. Welebir	1,587,546	3,903	1,591,449

The number of broker non-votes received with respect to this item was zero.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation of the Company (Incorporated by reference from Exhibit to the Company’s Registration Statement on Form S-4 filed on October 20, 1999.)

3.2	Amendment to Articles of Incorporation of the Company filed May 5, 2000 (Incorporated by reference to Exhibit to Company’s Form 10-QSB for the quarter ended June 30, 2002.)

3.3	Amendment to Articles of Incorporation of the Company filed February 18, 2003 (Incorporated by reference to Exhibit to Company’s Form SB-2 filed on March 13, 2003.)

3.4	Restated By-Laws of the Company (Incorporated by reference from Exhibit to the Company’s Form 10-QSB for the quarter ended June 30, 2002.)

10.1	Brea Branch Lease, dated September 20, 2000 (Incorporated by reference from Exhibit to the Company’s Registration Statement on Form SB-2 filed on March 21, 2001.)

10.2	Form of Indemnification Agreement (Incorporated by reference from Exhibit to the Company’s Registration Statement on Form SB-2 filed on March 21, 2001.)

10.9	1st Centennial Bank Employee Stock Ownership Plan (with 401(k) provisions), dated August 1, 2004. (Incorporated by reference to Form 10-KSB for the year ended December 31, 2004.)

10.10	Amended and Restated Stock Incentive Plan. (Incorporated by reference to Form 10-KSB for the year ended December 31, 2004.)

10.11	Palomar Community Bank (now Escondido branch) lease dated April 15, 1987 (Incorporated by reference from Exhibit 10.13 to Form 10-QSB for the fiscal quarter ended March 31, 2002.)

10.12	Indenture for Trust Preferred Securities dated July 11, 2002 (Incorporated by reference from Exhibit 10.14 to Form 10-QSB for the fiscal quarter ended September 30, 2002.)

10.13	Amended and Restated Declaration of Trust for trust preferred securities dated July 11, 2002 (Incorporated by reference from Exhibit 10.15 to Form 10-QSB for the fiscal quarter ended September 30, 2002.)

10.14	Guarantee Agreement for Trust Preferred Securities dated July 11, 2002 (Incorporated by reference from Exhibit 10.16 to Form 10-QSB for the fiscal quarter ended September 30, 2002.)

10.15	Salary Continuation Agreement of Suzanne Dondanville, dated December 17, 2002 (Incorporated by reference from Exhibit 10.17 to Form SB-2 dated March 13, 2003.)

10.16	Salary Continuation Agreement of Clifford Schoonover, dated December 17, 2002 (Incorporated by reference from Exhibit 10.18 to Form SB-2 dated March 13, 2003.)

10.17	Amendment to Construction Department Lease dated August 28, 2002 (Incorporated by reference from Exhibit 10.20 to Form SB-2 dated March 13, 2003.)

10.18	Commercial Lending Group Lease, dated December 23, 2002 (Incorporated by reference from Exhibit 10.21 to Form SB-2 dated March 13, 2003.)

10.19	Palm Desert Branch Lease, dated November 13, 2002 (Incorporated by reference from Exhibit 10.22 to Form 10-KSB for the year ended December 31, 2002.)

10.20	Amendment to Escondido Branch Lease, dated June 6, 2001 (Incorporated by reference from Exhibit 10.23 to Form 10-KSB for the year ended December 31, 2002.)

10.21	Amendment to Salary Continuation Agreement of Suzanne Dondanville, dated December 17, 2002. (Incorporated by reference from Exhibit 10.24 to Form 10-KSB for the year ended December 31, 2003.)

10.22	Amendment to Salary Continuation Agreement of Anne Elizabeth Sanders, dated December 1, 2001. (Incorporated by reference from Exhibit 10.25 to Form 10-KSB for the year ended December 31, 2003.)

10.23	Amendment to Salary Continuation Agreement of Clifford Schoonover, dated December 17, 2002. (Incorporated by reference from Exhibit 10.26 to Form 10-KSB for the year ended December 31, 2003.)

10.25	Indenture for Trust Preferred Securities dated January 15, 2004. (Incorporated by reference to Form 10-QSB for the quarter ended March 31, 2004.)

10.26	Amended and Restated Declaration of Trust for Trust Preferred Securities dated January 15, 2004. (Incorporated by reference to Form 10-QSB for the quarter ended March 31, 2004.)

10.27	Guarantee Agreement for Trust Preferred Securities dated January 15, 2004. (Incorporated by reference to Form 10-QSB for the quarter ended March 31, 2004.)

10.28	Amendment to Brea Branch Lease dated August 16, 2004. (Incorporated by reference to Form 10-QSB for the quarter ended September 30, 2004.)

10.29	Irwindale Branch Lease dated August 12, 2004. (Incorporated by reference to Form 10-QSB for the quarter ended September 30, 2004.)

10.30	Salary Continuation Agreement of Anne Elizabeth Sanders, dated December 1, 2001. (Supersedes exhibit 10.5 Salary Continuation Agreement of Beth Sanders, dated October 1, 2001, Incorporated by reference to Form 10-QSB for the quarter ended September 30, 2004.)

10.31	Employment Agreement of Beth Sanders, dated December 1, 2004. (Incorporated by reference to Form 10-KSB for the year ended December 31, 2004.)

10.32	Employment Agreement of Suzanne Dondanville, dated December 1, 2004. (Incorporated by reference to Form 10-KSB for the year ended December 31, 2004.)

10.33	Temecula Branch Lease, dated December 15, 2004. (Incorporated by reference to Form 10-KSB for the year ended December 31, 2004.)

10.34	Real Estate Department Lease, dated November 30, 2000. (Incorporated by reference to Form 10-KSB for the year ended December 31, 2004.)

21.1	Subsidiaries of 1st Centennial Bancorp. (Incorporated by reference to Form 10-QSB for the quarter ended March 31, 2004.)

31.1	Certification of Chief Executive Officer (Section 302 Certification)

31.2	Certification of Chief Financial Officer (Section 302 Certification)

32	Certification of Periodic Financial Report (Section 906 Certification)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of August 2005.

1ST CENTENNIAL BANCORP

/s/ Thomas E. Vessey
Thomas E. Vessey
President and Chief Executive Officer

/s/ Beth Sanders
Beth Sanders
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)