Form 10-Q
period 2005-09-30
1ST CENTENNIAL BANCORP
filed 2005-11-10
CIK 1097081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to section 13 or 15(d) of the Securities

Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

APPLICABLE TO CORPORATE ISSUER

The number of shares of Common Stock of the registrant outstanding as of November 09, 2005 was 2,097,047.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

September 30, 2005 and December 31, 2004

Dollar amounts in thousands	2005	2004
	(unaudited)
ASSETS
Cash and due from banks	$10,607	$5,695
Federal funds sold	21,015	—

Total cash and cash equivalents	31,622	5,695
Interest-bearing deposits in financial institutions	2,525	3,964
Investment securities, available for sale	13,215	20,096
Stock investments restricted, at cost	2,414	1,615
Loans, net of allowance for loan losses of $4,991 and $4,137	375,892	308,030
Accrued interest receivable	1,527	766
Premises and equipment, net	3,893	3,113
Goodwill	4,180	4,180
Cash surrender value of life insurance	6,670	6,488
Other assets	3,628	2,731

Total assets	$445,566	$356,678

LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$116,464	$92,620
Interest-bearing deposits	267,049	199,182

Total deposits	383,513	291,802
Accrued interest payable	154	146
Federal funds purchased	—	475
Borrowings from Federal Home Loan Bank	9,000	21,000
Other liabilities	2,801	2,103
Subordinated notes payable to subsidiary trusts	18,306	13,151

Total liabilities	413,774	328,677

STOCKHOLDERS’ EQUITY
Common stock, no par value; authorized 10,000,000 shares, issued and outstanding 2,095,844 and 2,075,384 shares at September 30, 2005 and December 31, 2004, respectively[1]	26,690	21,208
Retained earnings	5,072	6,706
Accumulated other comprehensive income	30	87

Total stockholders’ equity	31,792	28,001

Total liabilities and stockholders’ equity	$445,566	$356,678

The accompanying notes are an integral part of these consolidated statements.

[1]	Adjusted for the 7% stock dividend declared to shareholders of record on March 15, 2005, and distributed April 15, 2005.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS

Three and Nine Months Ended September 30, 2005 and 2004 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollar amounts in thousands, except per share amounts	2005	2004	2005	2004
Interest income:
Interest and fees on loans	$8,265	$6,201	$23,206	$15,869
Deposits in financial institutions	32	51	105	154
Federal funds sold	80	17	122	44
Investments
Taxable	100	167	351	704
Tax-exempt	41	42	124	127

Total interest income	8,518	6,478	23,908	16,898

Interest expense:
Interest bearing demand and savings deposits	733	339	1,508	699
Time deposits $100,000 or greater	533	192	1,321	554
Other time deposits	301	171	769	455
Interest on borrowed funds	425	209	1,296	561

Total interest expense	1,992	911	4,894	2,269

Net interest income	6,526	5,567	19,014	14,629
Provision for loan losses	300	540	1,310	1,408

Net interest income after provision for loan losses	6,226	5,027	17,704	13,221

Noninterest income:
Customer service fees	342	339	1,017	906
Gains and commissions from sale of loans	661	10	966	254
Other income	182	262	1,237	892

Total noninterest income	1,185	611	3,220	2,052

Noninterest expense:
Salaries and employee benefits	2,863	2,652	8,777	7,424
Net occupancy expense	544	366	1,474	1,081
Other operating expense	1,861	1,197	4,878	3,567

Total noninterest expense	5,268	4,215	15,129	12,072

Income before provision for income taxes	2,143	1,423	5,795	3,201
Provision for income taxes	844	543	2,257	1,169

Net income	$1,299	$880	$3,538	$2,032

Basic earnings per share[1]	$0.62	$0.43	$1.70	$1.00

Diluted earnings per share[1]	$0.57	$0.40	$1.56	$0.93

The accompanying notes are an integral part of these consolidated statements.

[1]	Adjusted for the 7% stock dividend declared to shareholders of record on March 15, 2005, and distributed April 15, 2005.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2005 and 2004 (unaudited)

Dollar amounts in thousands, except per share amounts

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
BALANCE, DECEMBER 31, 2003	1,502,281	$20,456	$3,692	$252	$24,400

Comprehensive income:
Net income	—	—	2,032	—	2,032
Change in net unrealized gain on investment securities available for sale, after tax effects	—	—	—	(110)	(110)

Total comprehensive income					1,922

Stock dividend, accounted for as a stock split	378,664	—	—	—	—
Cash paid in lieu of fractional shares	—	—	(6)	—	(6)
Issuance of restricted stock awards	9,000	—	—	—	—
Exercise of stock options, including tax benefit	17,817	275	—	—	275

BALANCE, SEPTEMBER 30, 2004	1,907,762	$20,731	$5,718	$142	$26,591

BALANCE, DECEMBER 31, 2004	1,939,611	$21,208	$6,706	$87	$28,001

Comprehensive income:
Net income	—	—	3,538	—	3,538
Change in net unrealized gain on investment securities available for sale, after tax effects	—	—	—	(57)	(57)

Total comprehensive income					3,481

Stock dividend	135,815	5,161	(5,161)	—	—
Cash paid in lieu of fractional shares	—	—	(11)	—	(11)
Compensation expense on incentive stock options	—	6	—	—	6
Exercise of stock options, including tax benefit	20,418	315	—	—	315

BALANCE, SEPTEMBER 30, 2005	2,095,844	$26,690	$5,072	$30	$31,792

The accompanying notes are an integral part of these consolidated statements.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2005 and 2004 (unaudited)

Dollar amounts in thousands	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,538	$2,032
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	480	405
Loss on sale of fixed assets	16	—
Provision for loan losses	1,310	1,408
Loss from sale of investments	5	—
Gain from sale of loans	(966)	(254)
Amortization of deferred loan fees	(1,590)	(1,157)
Amortization of excess purchase value of deposits	10	10
Amortization of excess purchase value of loans	38	17
Fair value of stock options in noninterest expense	6	—
Deferred income tax provision	38	74
Amortization of premiums, net of accretion on investment securities available for sale and interest-bearing deposits in financial institutions	174	410
Increase in cash surrender value of life insurance	(182)	(218)
Increase in assets:
Accrued interest receivable	(761)	(245)
Other assets	(960)	(565)
Increase (decrease) in liabilities:
Accrued interest payable	8	(18)
Other liabilities	698	230

Net cash provided by operating activities	1,862	2,129

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in interest-bearing deposits in financial institutions	1,485	464
Activity in available for sale securities:
Proceeds from sales, maturities and principal repayments of securities	6,614	11,010
Purchases of Federal Home Loan Bank stock	(799)	(560)
Net increase in loans	(66,654)	(114,781)
Additions to bank premises and equipment	(1,276)	(519)

Net cash used in investing activities	(60,630)	(104,386)

The accompanying notes are an integral part of these consolidated statements.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Nine Months Ended September 30, 2005 and 2004 (unaudited)

Dollar amounts in thousands	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in noninterest-bearing demand deposits	$23,844	$18,903
Net increase in interest-bearing deposits	67,867	58,399
Proceeds (redemptions) from federal funds purchased	(475)	2,900
Proceeds (redemptions) from Federal Home Loan Bank borrowing	(12,000)	12,400
Issuance of Trust Preferred Securities	5,155	7,145
Cash paid in lieu of fractional shares	(11)	(6)
Proceeds from exercise of stock options	315	275

Net cash provided by financing activities	84,695	100,016

Net increase (decrease) in cash and cash equivalents	25,927	(2,241)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,695	9,948

CASH AND CASH EQUIVALENTS, END OF PERIOD	$31,622	$7,707

SUPPLEMENTARY INFORMATION
Interest paid	$4,876	$2,277

Income taxes paid	$2,527	$1,641

The accompanying notes are an integral part of these consolidated statements.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

Note 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial information included herein has been prepared in conformity with the accounting principles and practices disclosed in the consolidated financial statements, Note 1, included in the Annual Report on Form 10-KSB of 1st Centennial Bancorp (the “Company”) for the year ended December 31, 2004. The accompanying interim consolidated financial statements contained herein are unaudited. However, in the opinion of the Company, all adjustments, consisting of normal recurring items necessary for a fair presentation of the operating results for the periods shown, have been made. The results of operations for the nine months ended September 30, 2005 may not be indicative of operating results for the year ending December 31, 2005. Certain prior year and prior quarter amounts have been reclassified to conform to current classifications. Cash and cash equivalents consist of cash, due from banks, and federal funds sold.

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

Had compensation cost for the Company’s stock incentive plan been determined based on the fair value at the issue date for awards under the Plan consistent with the method prescribed by SFAS No. 123R, the Company’s net income and earnings per share would have been reduced by the compensation cost net of taxes to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income:
As reported	$1,299	$880	$3,538	$2,032
Pro forma	1,228	866	3,329	1,695

Compensation cost, net of taxes	$71	$14	$209	$337

Basic earnings per share:[2]
As reported	$0.62	$0.43	$1.70	$1.00
Pro forma	0.59	0.43	1.60	0.84

Diluted earnings per share:[2]
As reported	$0.57	$0.40	$1.56	$0.93
Pro forma	0.54	0.40	1.47	0.78

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

The weighted-average number of shares used in computing basic and diluted earnings per share is as follows:

Earnings per share calculation

For the three months ended September 30,

(In thousands, except per share amounts)

	2005[3]			2004[3]
	Net Income	Weighted Average Shares	Per share Amount	Net Income	Weighted Average Shares	Per share Amount
Basic earnings per share	$1,299	2,087	$0.62	$880	2,031	$0.43
Effect of dilutive shares:
assumed exercise of outstanding options	—	183	(0.05)	—	160	(0.03)
Diluted earnings per share	$1,299	2,270	$0.57	$880	2,191	$0.40

Earnings per share calculation

For the nine months ended September 30,

(In thousands, except per share amounts)

	2005[3]			2004[3]
	Net Income	Weighted Average Shares	Per share Amount	Net Income	Weighted Average Shares	Per share Amount
Basic earnings per share	$3,538	2,079	$1.70	$2,032	2,026	$1.00
Effect of dilutive shares:
assumed exercise of outstanding options	—	183	(0.14)	—	160	(0.07)
Diluted earnings per share	$3,538	2,262	$1.56	$2,032	2,186	$0.93

[3]	The 2005 and 2004 earnings per share calculations have been adjusted for the 7% stock dividend declared to shareholders of record on March 15, 2005, and distributed April 15, 2005.

Note 4.	OFF-BALANCE SHEET COMMITMENTS

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

The following table shows the amounts of total off-balance sheet commitments by category as of the dates indicated:

Off-Balance sheet commitments

	September 30, 2005	December 31, 2004
	(Dollars in Thousands)
Standby letters of credit	$1,716	$1,157
Undisbursed lines of credit	178,822	158,179
Available credit card lines	2,500	2,162

Total off-balance sheet commitments	$183,038	$161,498

Note 5.	CENTENNIAL CAPITAL TRUST III

On September 28, 2005, 1st Centennial Bancorp, (the “Company”) completed a private placement of $5,155,000 of trust preferred securities (the “Securities”) through Centennial Capital Trust III (the “Trust”), a statutory trust formed by the Company for that purpose.

In connection with this issuance, the Company entered into an Amended and Restated Declaration Of Trust Agreement, dated September 28, 2005, among the Company, Christiana Bank & Trust Company and the administrators named therein, pursuant to which the Securities were issued. The Securities require quarterly distributions and bear interest at a fixed rate of 6.032% per annum for the first five years and thereafter at a variable rate, which will reset quarterly at the three-month LIBOR rate plus 1.45% per annum. The Securities mature in 30 years and are redeemable, in whole or in part, without penalty, at the option of the Company after five years.

The proceeds from the sale of the Securities were used by the Trust to purchase from the Company $5,155,000 in aggregate principal amount of the Company’s fixed/floating rate junior deferrable interest debentures due in 2035 (the “Debentures”).

The Debentures were issued pursuant to an Indenture (the “Indenture”), dated September 28, 2005, by and between the Company and Lasalle Bank National Association, as trustee. The Debentures bear interest at a fixed rate of 6.032% for the first five years, after which the rate will reset quarterly at the three-month LIBOR rate plus 1.45% per annum, and are redeemable, in whole or in part, without penalty, at the option of the Company after five years. The interest payments on the Debentures made by the Company will be used to pay the quarterly distributions payable by the Trust to the holders of the Securities.

The Company also entered into a guarantee agreement providing for the limited guarantee of certain payments by the Trust.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1st Centennial Bancorp (the “Company”) is the holding company for 1st Centennial Bank (the “Bank”) in Redlands, California. This discussion focuses primarily on the results of operations of the Company on a consolidated basis for the three and nine months ended September 30, 2005 and 2004, and the financial condition of the Company as of September 30, 2005 and December 31, 2004.

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

As the Company adds new products, it increases the complexity of its loan portfolio, and expands its geographic coverage, it will enhance its methodologies to keep pace with the size and complexity of the loan portfolio. Management might report a materially different amount for the provision for loan losses in the statement of operations to change the allowance for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management’s Discussion and Analysis section entitled “Financial Condition - Allowance for Loan Losses.” Although Management believes the level of the allowance as of September 30, 2005 is adequate to absorb losses inherent in the loan portfolio, a decline in the local economy may result in increasing losses that cannot reasonably be predicted at this time.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION SUMMARY

RESULTS OF OPERATIONS SUMMARY

Third quarter analysis. Net income for the quarter ended September 30, 2005 was $1,299,000 compared with $880,000 for the same period in 2004, an increase of $419,000 or 48%. Basic and diluted earnings per share for the third quarter of 2005 were $0.62 and $0.57 respectively. This compares to $0.43 and $0.40 respectively, for the same period in 2004. Return on average assets and return on average equity for the third quarter of 2005 were 1.18% and 16.68% respectively, as compared to 1.03% and 13.55% respectively, for the same period in 2004.

The primary drivers of the variance in net income include the following:

•	Net interest income before the provision for loan losses increased by $959,000, or 17%, primarily due to the Company’s loan growth.

•	Gains and commissions from the sale of loans increased by $651,000, due to more loans sold to maintain liquidity during the third quarter of 2005 as compared to the same period in 2004.

•	Additional staffing and salary increases contributed to the increase in salaries and employee benefits of $211,000 or 8%.

•	Occupancy expense increased $178,000 or 49%, due to the opening of our Irwindale and Temecula branches in 2005.

•	Marketing expense increased $309,000 or 178%, due to expenses related to ongoing business development efforts and special deposit promotions.

•	Professional expense increased $143,000 or 67%, due to costs incurred to comply with the Sarbanes Oxley Act of 2002 and expenses related to audits, exams, and CPA fees.

•	The tax provision was $301,000 or 55% higher in the third quarter of 2005, as compared to the same period in 2004. This increase is a direct result of the Company’s increase in earnings.

Nine-month analysis. Net income for the first nine months of 2005 was $3,538,000, which is $1,506,000 or 74% higher than net income of $2,032,000 for the first nine months of 2004. Basic and diluted earnings per share were $1.70 and $1.56 respectively, for the first nine months of 2005. This compares to $1.00 and $0.93 respectively, for the first nine months of the prior year. Return on average assets and return on average equity for the nine months ended September 30, 2005 were 1.17% and 15.96% respectively, as compared to 0.88% and 10.75% respectively, for the same period in 2004. The increase in return on average assets and return on average equity for the nine months ended September 30, 2005 when compared to the same period in 2004 is due in part, to the increase in interest income as a result of growth in average interest earning assets. Average interest-earning assets grew $97.6 million or 35%, from September 2004 to September 2005 primarily in real estate construction and development loans, and non real estate commercial loans. This is a result of our strong business climate and loan demand.

The principal reasons for the net income variance for the first nine months include the following:

•	Net interest income before the provision for loan losses increased by $4.4 million, or 30%, primarily due to the increase in average total loans.

•	Gains and commissions from the sale of loans increased by $712,000 or 280%, due to more loans sold to maintain liquidity during the third quarter of 2005 as compared to the same period in 2004.

•	Conduit loan sale income increased $265,000 or 67%, as a result of more activity in loan sales during the first nine months of 2005 as compared to the same period in 2004.

•	Customer service fee income increased $111,000 or 12%, due to the increase in volume in deposit accounts during the first nine months of 2005 as compared to the same period in 2004.

•	Salaries and employee benefits increased $1.4 million or 18%, due to additional staffing for the Irwindale and Temecula branches, coupled with salary increases for the Company.

•	Occupancy expense increased $393,000 or 36%, due to the opening of our Irwindale and Temecula branches in 2005, coupled with the move into our new permanent location for our Palm Desert office in June 2004, for which nine months expense was included in 2005.

•	Marketing expense increased $539,000 or 98%, due to expenses related to ongoing business development efforts.

•	Professional expense increased $348,000 or 52%, due to costs incurred to comply with the Sarbanes Oxley Act of 2002 and expenses related to audits, exams, CPA fees and other professional expenses.

•	The tax provision was $1.1 million, or 93% higher during the first nine months of 2005, as compared to the same period in 2004. This increase is a direct result of the Company’s increase in earnings, coupled with the Company’s increase in volume of taxable income verses tax-exempt income on certain tax-exempt investments.

FINANCIAL CONDITION SUMMARY

The Company’s total assets were $445.6 million at September 30, 2005, an increase of $88.9 million, or 25%, compared to total assets of $356.7 million at December 31, 2004. The most significant changes in the Company’s balance sheet during the first nine months of 2005 are outlined below:

•	Net loans increased $67.9 million or 22% from December 31, 2004. Strong loan demand in the Company’s market areas contributed to the increase in net loans.

•	Federal funds sold increased to $21.0 million at September 30, 2005, as compared to no federal funds sold at December 31, 2004. The Company’s improved liquidity position contributed to the increase in federal funds sold.

•	Noninterest-bearing demand deposits increased $23.8 million or 26% from December 31, 2004, due to new deposit relationships, coupled with an increase in deposits with our existing customers.

•	Interest-bearing deposits increased $67.9 million or 34% from December 31, 2004. This increase is attributable to additional money market deposits acquired as a result of a promotional money market account offered to businesses and consumers during the second and third quarters of 2005, coupled with additional brokered certificates of deposit acquired to help support our loan growth.

•	Borrowings from the Federal Home Loan Bank decreased $12.0 million or 57% from December 31, 2004. The Company’s improved liquidity position contributed to the decrease in Federal Home Loan Bank borrowings.

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

Third quarter analysis. The Company’s net interest margin for the third quarter of 2005 was 6.31%, as compared to 7.01% for the same period in 2004. The yield on total average interest earning assets had a small increase of 0.07%, however, the shift in the mix and increase in volume of total average deposits and other borrowings resulted in a lower net interest margin. Average money market deposits for the third quarter of 2005 grew $31.7 million or 41% from $76.6 million to $108.3 million, due to additional money market deposits acquired as a result of a promotional money market account offered to businesses and consumers during the second and third quarters of 2005. The average increases for the third quarter of 2005 of $24.8 million and $11.9 million in time deposits $100,000 or greater and FHLB borrowings, respectively, were the result of additional brokered certificates of deposit acquired, and an increase in borrowings. Both increases were to support our loan growth.

For the third quarter ended September 30, 2005 total interest earning assets averaged $410.6 million, which represented an increase of $94.7 million or 30%, as compared to $315.9 million for the same period in 2004. Total interest bearing deposits and other interest-bearing liabilities averaged $292.4 million, which represented an increase of $68.1 million or 30%, as compared to $224.3 million for the same period in 2004.

The Company reported total interest income of $8.5 million for the third quarter ended September 30, 2005, which represented an increase of $2.0 million or 31%, over total interest income of $6.5 million for the same period in 2004. The increase in total interest income for the third quarter ended September 30, 2005 as compared to the same quarter in 2004 was primarily due to an increase of approximately $2.1 million in interest and fees on loans resulting from an increase in average loans.

The Company reported total interest expense of $2.0 million for the third quarter of 2005, which represented an increase of $1.1 million or 119% over total interest expense of $911,000 for the same period in 2004. The increase was primarily due to greater interest paid on money market deposit accounts, coupled with higher interest expense on time deposit accounts of $100,000 or more.

For the quarter ended September 30, 2005, net interest income before provision for loan losses was $6.5 million, which represented an increase of $1.0 million or 17%, over net interest income before provision for loan losses of $5.5 million for the quarter ended September 30, 2004. The increase in net interest income for the third quarter of 2005 as compared to 2004 was primarily due to the Company’s loan growth.

Nine-month analysis. The Company’s year-to-date net interest margin was 6.70% for the first nine months of 2005, as compared to 6.93% for the same period in 2004. For the first nine months of 2005, total interest earning assets averaged $379.5 million, which represented an increase of $97.6 million or 35%, as compared to $281.9 million for the same period in 2004. This increase is primarily attributable to the increase in loans as a result of our strong business climate and loan demand. The increase in loan volume and the decrease in securities volume created a shift in the mix as a percentage of total interest earning assets. The mix in average loans changed to 94% from 86% and average investments changed to 4% from 10%. Total interest bearing deposits and other interest-bearing liabilities averaged $270.5 million, which represented an increase of $67.6 million or 33%, as compared to $202.9 million for the same period in 2004. This increase is primarily attributable to the increase in money market accounts due to a promotional money market account offered to businesses and consumers during the second and third quarters of 2005. There was also an increase of $18.9 million in average time deposit accounts of $100,000 or more due to the addition of brokered deposits, coupled with an increase in average FHLB borrowings of $17.6 million in order to fund our loan demand.

The Company reported total interest income of $23.9 million for the nine months ended September 30, 2005, which represented an increase of $7.0 million or 41%, over total interest income of $16.9 million for the same period in 2004. The increase in total interest income was primarily due to an increase of approximately $7.3 million in interest and fees on loans resulting from an increase of approximately $113.8 million in average loans during the first nine months of 2005, as compared to the same period in 2004.

The Company reported total interest expense of $4.9 million for the nine months ended September 30, 2005, which represented an increase of $2.6 million or 116% over total interest expense of $2.3 million for the same period in 2004. The increase was due to greater interest paid on money market accounts, time deposit accounts of $100,000 or more and FHLB borrowings.

For the nine months ended September 30, 2005, net interest income before provision for loan losses was $19.0 million, which represented an increase of $4.4 million, or 30%, over net interest income before provision for loan losses of $14.6 million for the same period in 2004. The increase in net interest income for the first nine months of 2005 as compared to 2004 was primarily due to the increase in average total loans.

The following tables show the average interest-earning assets and interest-bearing liabilities; the amount of interest income or interest expense; and the average yield or rate for each category of interest-earning assets and interest bearing liabilities and the net interest margin (net interest income divided by average earning assets) for the periods indicated.

Distribution, Yield and Rate Analysis of Net Interest Income

	For the Three Months Ending September 30,
	2005			2004
	Average Balance	Interest Income/ Expense	Average[4] Rate/Yield	Average Balance	Interest Income/ Expense	Average[4] Rate/Yield
	(Dollars in Thousands)
Interest-earning Assets:
Federal funds sold	$9,057	$80	3.50%	$5,202	$17	1.30%
Interest-bearing deposits in financial institutions	2,613	32	4.86%	4,635	51	4.38%
Investment securities:[5]
Taxable	10,549	100	3.76%	22,155	167	3.00%
Non-taxable	3,861	41	4.21%	3,982	42	4.20%

Total investments	26,080	253	3.85%	35,974	277	3.06%
Loans[6]	384,487	8,265	8.53%	279,959	6,201	8.81%

Total interest-earning assets	$410,567	$8,518	8.23%	$315,933	$6,478	8.16%

Interest-bearing Liabilities:
Interest-bearing deposits
Interest-bearing demand deposits	$21,490	$13	0.24%	$20,564	$10	0.19%
Money market deposits	108,349	673	2.46%	76,613	279	1.45%
Savings deposits	23,118	47	0.81%	29,772	50	0.67%
Time deposits $100,000 or greater	63,816	533	3.31%	39,032	192	1.96%
Other time deposits	39,430	301	3.03%	33,814	171	2.01%

Total interest-bearing deposits	256,203	1,567	2.43%	199,795	702	1.40%

FHLB borrowings	22,886	190	3.29%	11,000	43	1.56%
Federal funds purchased	—	—	0.00%	355	2	2.24%
Subordinated notes payable to subsidiary
Trusts[7]	13,319	235	7.00%	13,151	164	4.96%

Total borrowings	36,205	425	4.66%	24,506	209	3.39%

Total interest-bearing liabilities	$292,408	$1,992	2.70%	$224,301	$911	1.62%

Net interest income		$6,526			$5,567

Net interest margin[8]			6.31%			7.01%

Distribution, Yield and Rate Analysis of Net Interest Income

	For the Nine Months Ending September 30,
	2005			2004
	Average Balance	Interest Income/ Expense	Average[4] Rate/Yield	Average Balance	Interest Income/ Expense	Average[4] Rate/Yield
	(Dollars in Thousands)
Interest-earning Assets:
Federal funds sold	$5,015	$122	3.25%	$5,416	$44	1.09%
Interest-bearing deposits in financial institutions	3,051	105	4.60%	4,715	154	4.36%
Investment securities:[5]
Taxable	12,649	351	3.71%	26,613	704	3.53%
Non-taxable	3,872	124	4.28%	4,012	127	4.23%

Total investments	24,587	702	3.82%	40,756	1,029	3.37%
Loans[6]	354,895	23,206	8.74%	241,103	15,869	8.79%

Total interest-earning assets	$379,482	$23,908	8.42%	$281,859	$16,898	8.01%

Interest-bearing Liabilities:
Interest-bearing deposits
Interest-bearing demand deposits	$20,219	$36	0.24%	$19,975	$28	0.19%
Money market deposits	88,491	1,342	2.03%	61,617	551	1.19%
Savings deposits	23,620	130	0.74%	25,167	120	0.64%
Time deposits $100,000 or greater	57,678	1,321	3.06%	38,777	554	1.91%
Other time deposits	37,202	769	2.76%	32,566	455	1.87%

Total interest-bearing deposits	227,210	3,598	2.12%	178,102	1,708	1.28%

FHLB borrowings	29,161	632	2.90%	11,532	107	1.24%
Federal funds purchased	947	19	2.68%	540	6	1.48%
Subordinated notes payable to subsidiary
Trusts[4]	13,207	645	6.53%	12,785	448	4.68%

Total borrowings	43,315	1,296	4.00%	24,857	561	3.01%

Total interest-bearing liabilities	$270,525	$4,894	2.42%	$202,959	$2,269	1.49%

Net interest income		$19,014			$14,629

Net interest margin[8]			6.70%			6.93%

[4]	Average rates/yields for these periods have been annualized using actual days for 2005 and 2004.

[5]	Yields on income have not been computed on a tax equivalent basis, because tax-exempt investments are minimal.

[6]	Loans are gross, which excludes the allowance for loan losses, and net of deferred fees. Nonaccrual loans are included in the table for computation purposes, but the foregone interest on such loans is excluded. Loan fee income during the first nine months of 2005 was $3.1 million as compared to $3.0 million for the first nine months of 2004.

[7]	On January 1, 2004, the Company adopted FIN 46 and deconsolidated its trust preferred securities from its balance sheet.

[8]	Net interest income as a percentage of average interest-earning assets.

The following tables show a rate and volume analysis for changes in interest income, interest expense, and net interest income for the periods indicated.

Rate/Volume Analysis of Net Interest Income

	Three Months Ended September 30, 2005 vs. 2004
	Increases (Decreases) Due to Change In
	Volume	Rate[9]	Rate9 / Volume	Total
	(Dollars in Thousands)
Increase (Decrease) in Interest Income:
Federal funds sold	$50	$115	$(102)	$63
Interest-bearing deposits in financial institutions	(88)	22	47	(19)
Investment securities:[10]
Taxable	(348)	169	112	(67)
Non-taxable	(5)	1	3	(1)
Loans[11]	9,210	(793)	(6,353)	2,064

Total	$8,819	$(486)	$(6,293)	$2,040

Increase (Decrease) in Interest Expense:
Interest-bearing demand deposits	$2	$10	$(8)	$4
Money market deposits	460	778	(845)	393
Savings deposits	(44)	41	—	(3)
Time deposits $100,000 or greater	485	530	(674)	341
Other time deposits	113	344	(327)	130
FHLB borrowings	185	191	(229)	147
Federal funds purchased	(8)	(8)	14	(2)
Subordinated notes payable to subsidiary
Trusts	8	268	(205)	71

Total	$1,201	$2,154	$(2,274)	$1,081

Total change in net interest income	$7,618	$(2,640)	$(4,019)	$959

Rate/Volume Analysis of Net Interest Income

	Nine Months Ended September 30, 2005 vs. 2004
	Increases (Decreases) Due to Change In
	Volume	Rate[9]	Rate9 / Volume	Total
	(Dollars in Thousands)
Increase (Decrease) in Interest Income:
Federal funds sold	$(4)	$117	$(35)	$78
Interest-bearing deposits in financial institutions	(72)	11	12	(49)
Investment securities:[10]
Taxable	(493)	47	93	(353)
Non-taxable	(6)	2	1	(3)
Loans[11]	10,004	(119)	(2,548)	7,337

Total	$9,429	$58	$(2,477)	$7,010

Increase (Decrease) in Interest Expense:
Interest-bearing demand deposits	$—	$10	$(3)	$7
Money market deposits	321	514	(43)	792
Savings deposits	(10)	25	(5)	10
Time deposits $100,000 or greater	361	447	(41)	767
Other time deposits	87	292	(65)	314
FHLB borrowings	219	191	115	525
Federal funds purchased	6	6	—	12
Subordinated notes payable to subsidiary trusts	20	237	(59)	198

Total	$1,004	$1,722	$(101)	$2,625

Total change in net interest income	$8,425	$(1,664)	$(2,376)	$4,385

PROVISION FOR LOAN LOSSES

Due to inherent risks associated with the business of making loans, the Company regularly sets aside a provision for loan and lease losses through charges to earnings that are added to the Allowance for Loan and Lease Losses (ALLL). These charges are reflected in the income statements as the provision for loan losses. Losses are charged-off against the ALLL when they are identified and quantified. The amount allocated to the allowance is determined by Management and is based upon a number of factors in order to maintain adequate protection for credit losses inherent in the loan portfolio at the balance sheet date, and preserve the integrity of the Allowance for Loan and Lease Losses (ALLL).

The provision for loan losses totaled $1,310,000 for the nine months ended September 30, 2005. This represented a decrease of $98,000 or 7% when compared to $1,408,000 for the same period in 2004. Despite the decrease in the year to date provision, the allowance for loan losses as a percentage of total loans outstanding as of September 30, 2005 was 1.31%, as compared to 1.13% at September 30, 2004. Management believes the year to date provision is sufficient in order to support the Company’s loan portfolio growth.

[9]	Rates for these periods on which calculations are based have been annualized using actual days.

[10]	Yields on income have not been computed on a tax equivalent basis, because tax-exempt investments are minimal.

[11]	Loans are gross, which excludes the allowance for loan losses, and net of deferred fees. Nonaccrual loans are included in the table for computation purposes, but the foregone interest of such loans is excluded. Loan fee income during the first nine months of 2005 was $3.1 million as compared to $3.0 million for the first nine months of 2004.

NONINTEREST INCOME

Noninterest income for 1st Centennial includes customer service fees, gains and commissions from sale of loans, increase in the cash surrender value of life insurance policies, broker fee income, conduit loan sale income and other miscellaneous income.

Third quarter analysis. Noninterest income totaled $1,185,000 for the third quarter ended September 30, 2005. This represented an increase of $574,000, or 94% when compared to $611,000 for the same period in 2004.

The increase in noninterest income was primarily the result of $651,000 of additional income from gains and commissions from the sale of loans. More loans were sold to maintain liquidity during the third quarter of 2005 as compared to the same period in 2004. For the third quarter ended September 30, 2005 as compared to 2004, noninterest income as an annualized percentage of average earning assets increased to 1.15% from 0.77%.

Nine-month analysis. Noninterest income totaled $3,220,000 for nine months ended September 30, 2005. This represented an increase of $1,168,000, or 57% when compared to $2,052,000 for the same period in 2004.

The increase in noninterest income was primarily the result of the increase in gains and commissions from the sale of loans of $712,000 as a result of more loans sold to maintain liquidity during the third quarter of 2005. Conduit loan sale income increased $265,000 as a result of more activity in loan sales during the first nine months of 2005 as compared to the same period in 2004. Customer service fee income increased $111,000 due to the increase in volume in deposit accounts during the first nine months of 2005 as compared to the same period in 2004.

For the nine months ended September 30, 2005 as compared to 2004, noninterest income as an annualized percentage of average earning assets increased to 1.13% from 0.97%. This favorable increase is attributable to the continuing efforts of the Company to increase noninterest income.

The following tables set forth components of 1st Centennial’s noninterest income for the periods indicated and expresses the amounts as a percentage of total noninterest income:

Noninterest Income

	For the Three Months Ended September 30,
	2005		2004
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Customer service fees	$342	28.86%	$339	55.48%
Gains and commissions from sale of loans	661	55.78%	10	1.64%
Increase in cash surrender value of life insurance	68	5.74%	74	12.11%
Broker fee income	57	4.81%	50	8.18%
Conduit loan sale income	17	1.43%	106	17.35%
Other miscellaneous income	40	3.38%	32	5.24%

Total noninterest income	$1,185	100.00%	$611	100.00%

As a percentage of average earning assets (annualized)		1.15%		0.77%

Noninterest Income

	For the Nine Months Ended September 30,
	2005		2004
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Customer service fees	$1,017	31.59%	$906	44.15%
Gains and commissions from sale of loans	966	30.00%	254	12.38%
Increase in cash surrender value of life insurance	198	6.15%	234	11.40%
Broker fee income	182	5.65%	153	7.46%
Conduit loan sale income	663	20.59%	398	19.40%
Other miscellaneous income	194	6.02%	107	5.21%

Total noninterest income	$3,220	100.00%	$2,052	100.00%

As a percentage of average earning assets (annualized)		1.13%		0.97%

NONINTEREST EXPENSE

Noninterest expense for the Company includes salaries and employee benefits, net occupancy and equipment, professional services, and other operating expenses.

Third quarter analysis. Noninterest expense totaled $5,268,000 for the third quarter ended September 30, 2005. This represented an increase of $1,053,000, or 25% as compared to $4,215,000 for the same period in 2004. The increase in noninterest expense was primarily due to the increases of $211,000, $178,000, $309,000 and $143,000 in salaries and employee benefits, occupancy expense, marketing expense and professional fee expense, respectively.

Due to the Company’s growth, coupled with salary increases and the addition of our Irwindale and Temecula branches, salaries and employee benefits increased $211,000. The increase in occupancy expense of $178,000 was attributable to the opening of our Irwindale branch, which occurred in February 2005 and the opening of our Temecula branch, which occurred in August 2005. The increase in marketing expense of $309,000 was attributed to expenses related to ongoing business development efforts. The increase in professional expense of $143,000 was attributed to costs incurred to comply with the Sarbanes Oxley Act of 2002 and expenses related to audits, exams, CPA fees and other professional expenses. For the third quarter ended September 30, 2005 as compared to 2004, noninterest expense as an annualized percentage of average earning assets decreased to 5.09% from 5.31%.

Nine-month analysis. Noninterest expense totaled $15,129,000 for the nine months ended September 30, 2005. This represented an increase of $3,057,000, or 25% when compared to $12,072,000 for the same period in 2004. The increase in noninterest expense was primarily due to the increases of $1,353,000, $393,000, $539,000, $348,000 and $255,000 in salaries and employee benefits, occupancy expense, marketing expense, professional fee expense and other operating expense, respectively.

Additional staffing for the Irwindale and Temecula branches, coupled with salary increases for the Company contributed to the increase in salaries and employee benefits of $1,353,000. The increase in occupancy expense of $393,000 was attributable to the opening of our Irwindale and Temecula branches, coupled with the move into our new permanent location for our Palm Desert office in June 2004, for which nine months expense was included in 2005. The increase in marketing expense of $539,000 was attributed to expenses related to ongoing business development efforts. The increase in professional expense of $348,000 was attributed to costs incurred to comply with the Sarbanes Oxley Act of 2002 and expenses related to audits, exams, CPA fees and other professional expenses. As a result of the Company’s sustained growth, other operating expense increased $255,000, however, as a percentage of total noninterest expense, decreased from 9.7% to 9.4%.

For the nine months ended September 30, 2005 as compared to 2004, noninterest expense as an annualized percentage of average earning assets decreased to 5.33% from 5.72%. This decrease is reflective of Management’s continuing efforts to control overhead expenses.

The following tables set forth components of 1st Centennial’s noninterest expense for the periods indicated and express the amounts as a percentage of total noninterest expense:

Noninterest Expense

	For the Three Months Ended September 30,
	2005		2004
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Salaries and employee benefits	$2,863	54.34%	$2,652	62.92%
Net occupancy expense	544	10.33%	366	8.68%
Marketing	483	9.17%	174	4.13%
Data processing fees	258	4.90%	209	4.96%
Professional fees	358	6.80%	215	5.10%
Postage, telephone, supplies	154	2.92%	122	2.89%
Directors’ fees	60	1.14%	47	1.12%
Other operating expense	548	10.40%	430	10.20%

Total noninterest expense	$5,268	100.00%	$4,215	100.00%

As a percentage of average earning assets (annualized)		5.09%		5.31%

Noninterest Expense

	For the Nine Months Ended September 30,
	2005		2004
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Salaries and employee benefits	$8,777	58.03%	$7,424	61.51%
Net occupancy expense	1,474	9.74%	1,081	8.95%
Marketing	1,090	7.20%	551	4.56%
Data processing fees	740	4.89%	629	5.21%
Professional fees	1,011	6.68%	663	5.49%
Postage, telephone, supplies	434	2.87%	415	3.44%
Directors’ fees	179	1.18%	140	1.16%
Other operating expense	1,424	9.41%	1,169	9.68%

Total noninterest expense	$15,129	100.00%	$12,072	100.00%

As a percentage of average earning assets (annualized)		5.33%		5.72%

INCOME TAXES

As of September 30, 2005 the Company’s effective income tax rate is approximately 38.9%, as compared to 36.5% for the same period in 2004. The increase in the effective rate is a direct result of the Company’s increase in volume of taxable income verses tax-exempt income on certain tax-exempt investments. These rates represent a blend of the statutory federal income tax rate of 34.0% and the California income tax rate of 7.2%, net of federal tax benefit.

FINANCIAL CONDITION

GENERAL

The Company’s total assets were $445.6 million at September 30, 2005, an increase of $88.9 million, or 25%, compared to total assets of $356.7 million at December 31, 2004. The majority of the asset growth was in total net loans, which increased $67.9 million or 22% to $375.9 million at September 30, 2005 as compared to $308.0 million at December 31, 2004. Strong loan demand in the Company’s market areas contributed to the increase in total loans. Federal funds sold increased to $21.0 million at September 30, 2005 as compared to no federal funds sold at December 31, 2004. The Company’s improved liquidity position contributed to the increase in federal funds sold.

Total deposits at September 30, 2005 were $383.5 million, which represented an increase of $91.7 million, or 31% from total deposits of $291.8 million at December 31, 2004. The increase was primarily in interest-bearing deposits. Interest-bearing deposits increased $67.9 million or 34% to $267.0 million at September 30, 2005 compared to $199.2 million at December 31, 2004. Noninterest bearing demand deposits increased $23.8 million or 26% to $116.5 million at September 30, 2005 compared to $92.6 million at December 31, 2004. These deposit increases were used to support the loan growth from December 31, 2004 to September 30, 2005.

LOANS

Total gross loans were $382.6 million at September 30, 2005 as compared to $313.7 million at December 31, 2004. Total gross loans represented 86% and 88% of total assets at September 30, 2005 and December 31, 2004, respectively. Total gross loans increased by $68.9 million, or 22% for the first nine months of 2005. Real estate loans increased $33.6 million or 16% during the first nine months of 2005 and represented approximately 49% of the total loan growth of $68.9 million. This was due to the continuing strong demand for affordable housing in our market areas. Commercial loans increased $30.8 million or 30% during the first nine months of 2005 due to our strong business climate and loan demand.

The following table shows the amounts of total loans outstanding by category as of the dates indicated:

Loan Portfolio Composition

	September 30, 2005		December 31, 2004
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Real estate loans:
Construction and development	$143,863	37.60%	$124,309	39.62%
Residential loans	3,704	0.97%	3,650	1.16%
Commercial and multi-family	91,348	23.87%	77,316	24.64%
Commercial loans	133,366	34.86%	102,582	32.71%
Consumer loans	2,608	0.68%	1,107	0.35%
Equity lines of credit	6,807	1.78%	3,475	1.11%
Credit card and other loans	916	0.24%	1,284	0.41%

Total gross loans	382,612	100.00%	313,723	100.00%

Less:
Unearned income	(1,729)		(1,556)
Allowance for loan losses	(4,991)		(4,137)

Total net loans	$375,892		$308,030

NON-PERFORMING ASSETS

1st Centennial’s policy is to recognize interest income on an accrual basis unless the full collectibility of principal and interest is uncertain. Loans that are delinquent 90 days or more, unless well secured and in the process of collection, are placed on nonaccrual status and on a cash basis, and previously accrued but uncollected interest is reversed against income. Thereafter, income is recognized only as it is collected in cash. Collectibility is determined by considering the borrower’s financial condition, cash flow, quality of management, the existence of collateral or guarantees and the state of the local economy.

Nonperforming assets include loans for which interest is no longer accruing, loans 90 or more days past due, restructured loans and other real estate owned.

Nonperforming assets at September 30, 2005 increased $257,000 to $382,000, from $125,000 at December 31, 2004, representing 0.10% and 0.04% of total gross loans, respectively. This increase was primarily attributable to the addition of four commercial loans totaling $274,000 placed on nonaccrual status, offset by principal paydowns totaling approximately $13,000 on loans that remain on nonaccrual status.

Nonperforming assets at September 30, 2005 increased $189,000 to $382,000, from $193,000 at September 30, 2004, representing 0.10% and 0.06% of total gross loans, respectively. This increase was primarily attributable to the addition of four commercial loans totaling $274,000 placed on nonaccrual status, coupled with payoffs of one commercial loan totaling $5,000 and one commercial and multi-family real estate loan totaling $55,000. There were also principal reductions totaling approximately $16,000 on loans that remain on nonaccrual status.

The following table provides information with respect to all nonperforming assets as of September 30, 2005 and 2004, and December 31, 2004:

Nonperforming Assets

	September 30, 2005	December 31, 2004	September 30, 2004
	(Dollars in Thousands)
Nonaccrual loans:[12]
Real estate loans:
Construction and development	$—	$—	$—
Residential loans	—	—	—
Commercial and multi-family	—	—	55
Commercial loans	357	92	97
Consumer loans	—	—	—
Equity lines of credit	—	—	—
Credit card and other loans	25	33	36

Total nonaccrual loans	$382	$125	$188

Loans 90 days or more past due (as to principal or interest) and still accruing:
Real estate loans:
Construction and development	—	—	—
Residential loans	—	—	—
Commercial and multi-family	—	—	—
Commercial loans	—	—	—
Consumer loans	—	—	—
Equity lines of credit	—	—	—
Credit card and other loans	—	—	5

Total loans 90 days or more past due and still accruing	$—	$—	$5

Restructured loans[13]	$—	$—	$—

Total nonperforming loans	$382	$125	$193
Other real estate owned	—	—	—

Total nonperforming assets	$382	$125	$193

Nonperforming loans as a percentage of total gross loans[14]	0.10%	0.04%	0.06%
Nonperforming assets as a percentage of total gross loans and other real estate owned	0.10%	0.04%	0.06%
Allowance for loan losses to nonperforming loans	1,306.54%	3,309.60%	1,786.53%
Allowance for loan losses	$4,991	$4,137	$3,448

[12]	During the nine months ended September 30, 2005, no income related to these loans was included in net income. Additional interest income of approximately $16,000, would have been recorded for the nine months ended September 30, 2005 if these loans had been paid in accordance with their original terms and had been outstanding throughout the applicable period then ended or, if not outstanding throughout the applicable period then ended, since origination.

[13]	Restructured loans are loans where the terms are renegotiated to provide a reduction or deferral of interest or principal due to a deterioration in the financial position of the borrower.

[14]	Total loans are gross loans less unearned income.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses totaled $5.0 million at September 30, 2005 compared to $4.1 million at December 31, 2004. The process for monitoring the adequacy of the allowance, as well as supporting documentation regarding the allowance follows.

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

As of September 30, 2005, the aggregate loan portfolio risk ratings were stratified as follows:

Pass/Homogeneous:	92.74%
Special Mention:	5.46%
Substandard:	1.68%
Doubtful:	0.12%

The allowance for loan losses as a percentage of total loans outstanding as of September 30, 2005 was 1.31%, as compared to 1.33% at December 31, 2004 and 1.13% at September 30, 2004.

Net loan charge-offs for the first nine months of 2005 totaled $456,000 or 0.13% of average total loans. This represents a 10 basis point increase over net loan charge-offs of 0.03% of average total loans for the first nine months of 2004. Implicit in lending activity is the risk that losses will occur and that the amount of such loss will vary over time. In many cases Management exercises considerable judgment in determining the timing of the recognition of inherent losses with the objective to present a realistic presentation of the quality of the loan portfolio. Because of Management’s conservative timing of loss recognition, it is Management’s opinion that there could be a possibility of future recoveries.

Except for loans set forth in the table of nonperforming assets on page 28, Management is not aware of any loans as of September 30, 2005 for which known credit problems of the borrower would cause serious doubt as to the ability of such borrowers to comply with their present loan repayment term. Management cannot, however, predict the extent to which the deterioration in general economic conditions, real estate values, increase in general rates of interest, changing financial conditions or business of a borrower may adversely affect a borrower’s ability to repay. The ratio of the allowance for loan losses to total loans was determined by Management to be adequate at September 30, 2005 and December 31, 2004.

The following table summarizes the changes in the allowance for loan losses for the periods indicated:

Allowance for Loan Losses

	September 30, 2005	December 31, 2004	September 30, 2004
	(Dollars in Thousands)
Balances:
Average total loans outstanding during period	$354,895	$257,005	$241,103

Total loans outstanding at end of period, net of unearned income	$380,883	$312,167	$306,437

Allowance for Loan Losses:
Balance at beginning of period	$4,137	$2,108	$2,108
Charge-offs:
Real estate loans:
Construction and development	—	—	—
Residential loans	—	—	—
Commercial and multi-family	—	—	—
Commercial loans	488	121	121
Consumer loans	—	14	14
Equity lines of credit	—	—	—
Credit card and other loans	9	20	16

Total charge-offs	497	155	151

Recoveries:
Real estate loans:
Construction and development	—	—	—
Residential loans	1	2	2
Commercial and multi-family	—	—	—
Commercial loans	40	79	77
Consumer loans	—	4	3
Equity lines of credit	—	—	—
Credit card and other loans	—	1	1

Total recoveries	41	86	83

Net (charge-offs) recoveries	(456)	(69)	(68)

Provision charged to operations	1,310	2,098	1,408

Allowance for loan losses balance, end of period	$4,991	$4,137	$3,448

Ratios:[15]
Net loan charge-offs to average total loans	0.13%	0.03%	0.03%
Allowance for loan losses to average total loans	1.41%	1.61%	1.43%
Allowance for loan losses to total loans at end of period	1.31%	1.33%	1.13%
Allowance for loan losses to total nonperforming loans	1,306.54%	3,309.60%	1,786.53%
Net loan (charge-offs) recoveries to allowance for loan losses at end of period	(9.14)%	(1.67)%	(1.97)%
Net loan (charge-offs) recoveries to provision for loan losses	(34.81)%	(3.29)%	(4.83)%

[15]	Total loans are gross loans less unearned income.

INVESTMENTS

1st Centennial’s investment portfolio provides income to the Company and also serves as a source of liquidity. Total yield, risk and maturity are among the factors considered in building the investment portfolio. Pursuant to FASB 115, securities must be classified as “held to maturity,” “available for sale,” or “trading securities.” Those securities held in the “available for sale” category must be carried on the Company’s books at fair market value. At September 30, 2005 and December 31, 2004, 100% of the investment securities owned by the Company were classified as “Available for Sale.”

At September 30, 2005, the Company’s investment portfolio at fair value consisted of $9.1 million in federal agency mortgage-backed securities and $4.1 million in obligations of states and local government securities for a total of $13.2 million. At December 31, 2004, the portfolio consisted of $198,000 in U.S. treasury and government agency securities, $15.8 million in federal agency mortgage-backed securities and $4.1 million in obligations of states and local government securities for a total of $20.1 million. The $6.9 million or 34% decrease in the Company’s investment portfolio was primarily due to principal paydowns on the federal agency mortgage-backed securities. The proceeds received from the payoffs were used to fund the Company’s loan growth and reduce borrowings.

The following table is a comparison of amortized cost and fair value of investment securities at September 30, 2005 and December 31, 2004:

Investment Portfolio

	September 30, 2005				December 31, 2004
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in Thousands)
Available for Sale:
U.S. treasury and government agency securities	$—	$—	$—	$—	$200	$—	$(2)	$198
Federal agency mortgage-backed securities	9,197	59	(105)	9,151	15,754	110	(113)	15,751
Obligations of states and local government securities	3,939	125	—	4,064	3,971	176	—	4,147

Total	$13,136	$184	$(105)	$13,215	$19,925	$286	$(115)	$20,096

The Company also has investments in interest-bearing time certificates of deposit at other financial institutions totaling $2.5 million at September 30, 2005 as compared to $4.0 million at December 31, 2004.

DEPOSITS

Total deposits increased $91.7 million, or 31%, to $383.5 million at September 30, 2005 from $291.8 million at December 31, 2004. Noninterest-bearing demand deposits increased $23.8 million or 26% at September 30, 2005 as compared to December 31, 2004. Interest bearing and money market accounts increased $38.6 million, or 39% at September 30, 2005 as compared to December 31, 2004. Savings deposit accounts increased $615,000 or 2% at September 30, 2005 as compared to December 31, 2004. Time deposits $100,000 or greater increased $21.9 million, or 55% at September 30, 2005 as compared to December 31, 2004, while other time deposits increased $6.7 million, or 20%.

The Company had a favorable increase in noninterest-bearing demand deposits from December 31, 2004 to September 30, 2005. This favorable increase is primarily attributable to new deposit relationships, coupled with an increase in deposits with our existing customers. The increase in interest-bearing and money market accounts was primarily the result of additional money market deposits acquired as a result of a promotional money market account offered to businesses and consumers during the second and third quarters of 2005. The increase in time deposits $100,000 or greater was primarily the result of additional brokered certificates of deposit acquired to support our loan growth. The overall increase in deposits has helped improve the Company’s liquidity position during 2005.

From December 31, 2004 to September 30, 2005 the percentage of total average deposits represented by time deposits $100,000 or greater changed to 17% from 15% while average savings deposits changed to 7% from 10%. Average money market deposits changed to 27% from 25% while average interest bearing demand deposits as a percentage of total average deposits changed to 6% from 8%.

The following table summarizes the composition of average deposits as a percentage of total average deposits for the periods indicated:

Average Deposit Composition

	September 30, 2005 Percent of Total	December 31, 2004 Percent of Total
Demand deposits, noninterest bearing	31.23%	30.47%
Interest-bearing deposits:
Interest-bearing demand deposits	6.12%	7.61%
Money market deposits	26.78%	25.23%
Savings deposits	7.15%	9.67%
Time deposits $100,000 or greater	17.46%	14.70%
Other time deposits	11.26%	12.32%

Total average deposits	100.00%	100.00%

The Company’s cost of funds is calculated as total interest expense on interest-bearing deposits and other interest-bearing liabilities, annualized as a percentage of average interest-bearing deposits and other interest-bearing liabilities.

December 31, 2004 to September 30, 2005 analysis. The rate paid on the Bank’s interest-bearing deposits increased to 2.12% at September 30, 2005 from 1.35% at December 31, 2004. The increase from December 31, 2004 to September 30, 2005 is primarily attributed to the increase in rates paid on time deposits as a result of additional brokered certificates of deposit acquired to help support our loan growth, coupled with the rates paid on money market deposits as a result of a promotional money market account offered to businesses and consumers during the second and third quarters of 2005. For all interest bearing liabilities, the average rate for the nine months ended September 30, 2005 was 2.42% as compared to 1.58% as of December 31, 2004.

September 30, 2004 to September 30, 2005 analysis. The rate paid on the Bank’s interest-bearing deposits increased to 2.12% at September 30, 2005 from 1.28% at September 30, 2004. The increase from 2004 to 2005 is primarily attributable to the increase in rates paid on money market deposits as a result of a promotional money market account offered to businesses and consumers during the second and third quarters of 2005. The rate paid on time deposits also increased as a result of additional brokered certificates of deposit acquired to help support our loan growth, coupled with non-broker certificates of deposits, which matured and renewed at a higher rate. For all interest bearing liabilities, the average rate for the nine months ended September 30, 2005 was 2.42% as compared to 1.49% for the same period in 2004.

The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated:

Average Deposits and Other Borrowings

	Nine Months Ended September 30, 2005		Year Ended December 31, 2004
	Average Balance	Average[16] Rate	Average Balance	Average Rate
	(Dollars in Thousands)
Demand deposits, noninterest bearing	$103,185	0.00%	$81,185	0.00%

Interest-bearing deposits:
Interest-bearing demand deposits	20,219	0.24%	20,255	0.20%
Money market deposits	88,491	2.03%	67,188	1.31%
Savings deposits	23,620	0.74%	25,752	0.65%
Time deposits $100,000 or greater	57,678	3.06%	39,144	2.01%
Other time deposits	37,202	2.76%	32,811	1.93%

Total interest-bearing deposits	227,210	2.12%	185,150	1.35%

FHLB borrowings	29,161	2.90%	12,571	1.49%
Federal funds purchased	947	2.68%	723	1.80%
Subordinated notes payable to subsidiary trusts	13,207	6.53%	12,877	4.88%

Total deposits and other borrowings	$373,710	1.75%	$292,506	1.14%

Average rate excluding noninterest bearing demand deposits		2.42%		1.58%

[16]	Rates for these periods on which calculations are based have been annualized using actual days.

The following tables sets forth the scheduled maturities of time certificates of deposit accounts outstanding in amounts of $100,000 or more at September 30, 2005 and December 31, 2004:

Maturities of Time Deposits of

$100,000 or More

(Dollars in Thousands)

	September 30, 2005	December 31, 2004
Three months or less	$13,578	$10,459
Over three months through six months	13,620	10,083
Over six months through twelve months	18,677	8,978
Over twelve months	16,099	10,548

Total	$61,974	$40,068

LIQUIDITY AND MARKET RATE RISK/INTEREST RATE RISK MANAGEMENT

Liquidity

The Company’s liquidity is primarily a reflection of 1st Centennial’s ability to raise money quickly, without principal loss and at a reasonable cost to meet loan demand and deposit withdrawals, and to service other liabilities as they come due. 1st Centennial has adopted policies to manage its liquidity position so it can respond to changes in the financial environment and ensure that sufficient funds are available to meet those needs. Generally, 1st Centennial’s major sources of liquidity are customer deposits, maturities, paydowns and sales of investment securities, the use of federal funds markets, borrowings from correspondent banks, borrowings from the Federal Home Loan Bank (FHLB) and net cash provided by operating activities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments, which are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors, are not. Liquid assets include cash and due from banks, less the federal reserve requirement, federal funds sold, interest-bearing deposits in financial institutions, unpledged investment securities available-for-sale, Federal Home Loan Bank stock investment, less the stock requirement, restricted at cost, Pacific Coast Bankers’ Bank stock investment, restricted at cost, and cash surrender value of life insurance.

In order to augment liquidity, 1st Centennial Bank has Federal Funds borrowing arrangements with four correspondent banks totaling $25.0 million, and a secured line of credit with the FHLB totaling approximately $41.4 million.

On a consolidated basis, the Company’s liquidity ratio, which is a measure of liquid assets to deposits, plus short-term liabilities, plus federal home loan bank borrowings, due within one year, less pledged deposits for treasury tax and loan, increased to 13.89% at September 30, 2005 from 6.76% as of December 31, 2004. The ratio of liquid assets to ending assets as of September 30, 2005 was 12.23% as compared to 5.93% as of December 31, 2004.

We believe it is beneficial to take advantage of the earnings opportunity presented by current loan demand, and to make certain temporary arrangements to ensure adequate liquidity, until our deposit growth has an opportunity to catch-up to the loan growth. In order to enhance our deposit growth, we have a plan in place to increase deposits by:

1)	Encourage deposit relationships with all loan customers;

2)	Revising the incentive program for business development officers to reward deposit growth;

3)	Hiring personnel whose primary focus is deposit growth;

4)	Advertising competitive deposit rates;

5)	Special deposit promotions; and

6)	Buying brokered deposits and public funds to a limit of 15% of total deposits. As of September 30, 2005, total brokered deposits and public funds as a percentage of total deposits were 8.68%.

In addition, to the extent that we are not able to generate sufficient deposit growth to maintain our target liquidity ratio, we will continue to utilize the FHLB for borrowings, as well as short-term borrowings from our correspondent banks, and will also, where appropriate, sell loan participations to other banks.

Management is of the opinion that the standby funding sources it has in place are adequate and reliable to meet 1st Centennial’s current and anticipated short-term liquidity needs.

The following table sets forth certain information with respect to 1st Centennial’s liquidity as of September 30, 2005 and December 31, 2004.

Liquidity

	September 30, 2005	December 31, 2004
	(Dollars in Thousands)
Cash and due from banks (less FRB reserve requirement)	$9,956	$5,195
Federal funds sold	21,015	—
Interest-bearing deposits in financial institutions	2,525	3,964
Unpledged investment securities, available for sale	12,864	4,891
Stock investments, restricted at cost	2,414	1,615
less: FHLB stock requirement	(933)	(987)
Cash surrender value of life insurance	6,670	6,488

Total liquid assets	$54,511	$21,166

Liquidity ratios:
Ending assets	12.23%	5.93%
Ending deposits and short-term liabilities	13.89%	6.76%

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

In connection with the foregoing strategy, 1st Centennial studies the net change in interest income and net interest margin given immediate and parallel interest rate shocks over a 12-month horizon. 1st Centennial’s goal is to manage the effect of these changes within Board-established parameters for up/down 100 and 200 basis points. Shown below are possible changes to net interest imcome17 and the net interest margin17 based upon the model’s program under 100 and 200 basis point increases or decreases as of September 30, 2005:

[17]	Excluding loan fees.

Change (in Basis Points)	Net Interest Income (next twelve months)	Change in Net Interest Income	% Change in Net Interest Income	Net Interest Margin
(Dollars in Thousands)
+ 200	$27,866	$3,141	12.70%	6.62%
+ 100	26,307	1,581	6.39%	6.25%
0	24,726	—	0.00%	5.87%
– 100	23,119	(1,607)	(6.50%)	5.49%
– 200	21,425	(3,300)	(13.35%)	5.09%

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

Total stockholders’ equity was $31.8 million at September 30, 2005, compared to $28.0 million at December 31, 2004. The increase of $3.8 million, or 14% during the first nine months of 2005 was primarily due to $3,538,000 in year-to-date net income combined with proceeds of $315,000 from the exercise of stock options.

The following table illustrates the capital and prompt corrective action guidelines applicable to the Company and 1st Centennial Bank, as well as their total risk-based capital ratios, Tier 1 capital ratios and leverage ratios as of September 30, 2005 and December 31, 2004:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount/Ratio		Amount/Ratio		Amount/Ratio
As of September 30, 2005:
Total capital to risk-weighted assets:
Consolidated	$50,094	12.46%	$32,163	8.00%	$40,204	10.00%
1st Centennial Bank	48,457	12.06%	32,144	8.00%	40,180	10.00%
Tier 1 capital to risk-weighted assets:
Consolidated	37,649	9.37%	16,072	4.00%	24,108	6.00%
1st Centennial Bank	43,425	10.80%	16,083	4.00%	24,125	6.00%
Tier 1 capital to average assets:
Consolidated	37,649	8.68%	17,350	4.00%	21,687	5.00%
1st Centennial Bank	43,425	10.00%	17,370	4.00%	21,713	5.00%
As of December 31, 2004:
Total capital to risk-weighted assets:
Consolidated	$40,587	12.26%	$26,484	8.00%	$33,105	10.00%
1st Centennial Bank	38,559	11.68%	26,410	8.00%	33,013	10.00%
Tier 1 capital to risk-weighted assets:
Consolidated	32,749	9.89%	13,245	4.00%	19,868	6.00%
1st Centennial Bank	34,429	10.43%	13,204	4.00%	19,806	6.00%
Tier 1 capital to average assets:
Consolidated	32,749	9.25%	14,162	4.00%	17,702	5.00%
1st Centennial Bank	34,429	9.73%	14,154	4.00%	17,692	5.00%

Of the Company’s $37.6 million of Tier 1 capital at September 30, 2005, $10.6 million consisted of Trust Preferred Securities. Trust Preferred Securities, up to the amount of 25% of Tier 1 capital, are considered to be Tier 1 capital for regulatory purposes, but classified as long-term debt in accordance with generally accepted accounting principles. The remaining $7.4 million of Trust Preferred Securities is included in Tier 2 capital.

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

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(a) Recent Sales of Unregistered Securities

On September 28, 2005, the Company issued an aggregate of $5,155,000 in principal amount of the Company’s fixed/floating rate junior deferrable interest debentures due in 2035 (the “Debentures”). All of the Debentures were issued to Centennial Capital Trust III, a Delaware statutory business trust and a wholly owned subsidiary of the Company (the “Trust”). The Debentures were not registered under the Securities Act in reliance on the exemption set forth in Section 4(2) thereof. The Debentures were issued to the Trust in consideration for the receipt of the net proceeds of approximately $5,155,000 raised by the Trust from the sale of $5,155,000 million in principal amount of the Trust’s Trust Preferred Securities. RBC Dain Rauscher acted as agent for this issuance.

The sale of the Trust Preferred Securities was part of a larger transaction arranged by Cohen Bros. & Company pursuant to which the Trust Preferred Securities were deposited into a special purpose vehicle along with similar securities issued by a number of other banks and the special purpose vehicle subsequently issued its securities to the public (the “Pooled Trust Preferred Securities”). The Pooled Trust Preferred Securities were sold by Cohen Bros. & Company only (i) to those entities Cohen Bros. & Company reasonably believed were qualified institutional buyers (as defined in Rule 144A under the Securities Act), (ii) to “accredited investors” (as defined in Rule 501(a)(1), (2), (3) or (7) or Regulation D promulgated under the Securities Act) or (iii) in offshore transactions in compliance with Rule 903 of Regulation S under the Securities Act. The Trust Preferred Securities were not registered under the Securities Act in reliance on exemptions set forth in Rule 144A, Regulation D and Regulation S, as applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibits

3.1	Articles of Incorporation of the Company (Incorporated by reference from Exhibit to the Company’s Registration Statement on Form S-4 filed on October 20, 1999.)

3.2	Amendment to Articles of Incorporation of the Company filed May 5, 2000 (Incorporated by reference to Exhibit to Company’s Form 10-QSB for the quarter ended June 30, 2002.)

3.3	Amendment to Articles of Incorporation of the Company filed February 18, 2003 (Incorporated by reference to Exhibit to Company’s Form SB-2 filed on March 13, 2003.)

3.4	Restated By-Laws of the Company (Incorporated by reference from Exhibit to the Company’s Form 10-QSB for the quarter ended June 30, 2002.)

10.1	Brea Branch Lease, dated September 20, 2000 (Incorporated by reference from Exhibit to the Company’s Registration Statement on Form SB-2 filed on March 21, 2001.)

10.2	Form of Indemnification Agreement (Incorporated by reference from Exhibit to the Company’s Registration Statement on Form SB-2 filed on March 21, 2001.)

10.9	1st Centennial Bank Employee Stock Ownership Plan (with 401(k) provisions), dated August 1, 2004. (Incorporated by reference to Form 10-KSB for the year ended December 31, 2004.)

10.10	Amended and Restated Stock Incentive Plan. (Incorporated by reference to Form 10-KSB for the year ended December 31, 2004.)

10.11	Palomar Community Bank (now Escondido branch) lease dated April 15, 1987 (Incorporated by reference from Exhibit 10.13 to Form 10-QSB for the fiscal quarter ended March 31, 2002.)

10.12	Indenture for Trust Preferred Securities dated July 11, 2002 (Incorporated by reference from Exhibit 10.14 to Form 10-QSB for the fiscal quarter ended September 30, 2002.)

10.13	Amended and Restated Declaration of Trust for trust preferred securities dated July 11, 2002 (Incorporated by reference from Exhibit 10.15 to Form 10-QSB for the fiscal quarter ended September 30, 2002.)

10.14	Guarantee Agreement for Trust Preferred Securities dated July 11, 2002 (Incorporated by reference from Exhibit 10.16 to Form 10-QSB for the fiscal quarter ended September 30, 2002.)

10.15	Salary Continuation Agreement of Suzanne Dondanville, dated December 17, 2002 (Incorporated by reference from Exhibit 10.17 to Form SB-2 dated March 13, 2003.)

10.16	Salary Continuation Agreement of Clifford Schoonover, dated December 17, 2002 (Incorporated by reference from Exhibit 10.18 to Form SB-2 dated March 13, 2003.)

10.17	Amendment to Construction Department Lease dated August 28, 2002 (Incorporated by reference from Exhibit 10.20 to Form SB-2 dated March 13, 2003.)

10.18	Commercial Lending Group Lease, dated December 23, 2002 (Incorporated by reference from Exhibit 10.21 to Form SB-2 dated March 13, 2003.)

10.19	Palm Desert Branch Lease, dated November 13, 2002 (Incorporated by reference from Exhibit 10.22 to Form 10-KSB for the year ended December 31, 2002.)

10.20	Amendment to Escondido Branch Lease, dated June 6, 2001 (Incorporated by reference from Exhibit 10.23 to Form 10-KSB for the year ended December 31, 2002.)

10.21	Amendment to Salary Continuation Agreement of Suzanne Dondanville, dated December 17, 2002. (Incorporated by reference from Exhibit 10.24 to Form 10-KSB for the year ended December 31, 2003.)

10.22	Amendment to Salary Continuation Agreement of Anne Elizabeth Sanders, dated December 1, 2001. (Incorporated by reference from Exhibit 10.25 to Form 10-KSB for the year ended December 31, 2003.)

10.23	Amendment to Salary Continuation Agreement of Clifford Schoonover, dated December 17, 2002. (Incorporated by reference from Exhibit 10.26 to Form 10-KSB for the year ended December 31, 2003.)

10.25	Indenture for Trust Preferred Securities dated January 15, 2004. (Incorporated by reference to Form 10-QSB for the quarter ended March 31, 2004.)

10.26	Amended and Restated Declaration of Trust for Trust Preferred Securities dated January 15, 2004. (Incorporated by reference to Form 10-QSB for the quarter ended March 31, 2004.)

10.27	Guarantee Agreement for Trust Preferred Securities dated January 15, 2004. (Incorporated by reference to Form 10-QSB for the quarter ended March 31, 2004.)

10.28	Amendment to Brea Branch Lease dated August 16, 2004. (Incorporated by reference to Form 10-QSB for the quarter ended September 30, 2004.)

10.29	Irwindale Branch Lease dated August 12, 2004. (Incorporated by reference to Form 10-QSB for the quarter ended September 30, 2004.)

10.30	Salary Continuation Agreement of Anne Elizabeth Sanders, dated December 1, 2001. (Supersedes exhibit 10.5 Salary Continuation Agreement of Beth Sanders, dated October 1, 2001, Incorporated by reference to Form 10-QSB for the quarter ended September 30, 2004.)

10.31	Employment Agreement of Beth Sanders, dated December 1, 2004. (Incorporated by reference to Form 10-KSB for the year ended December 31, 2004.)

10.32	Employment Agreement of Suzanne Dondanville, dated December 1, 2004. (Incorporated by reference to Form 10-KSB for the year ended December 31, 2004.)

10.33	Temecula Branch Lease, dated December 15, 2004. (Incorporated by reference to Form 10-KSB for the year ended December 31, 2004.)

10.34	Real Estate Department Lease, dated November 30, 2000. (Incorporated by reference to Form 10-KSB for the year ended December 31, 2004.)

10.35	Indenture for Trust Preferred Securities dated September 28, 2005.

10.36	Amended and Restated Declaration of Trust for Trust Preferred Securities dated September 28, 2005.

10.37	Guarantee Agreement for Trust Preferred Securities dated September 28, 2005.

21.1	Subsidiaries of 1st Centennial Bancorp.

31.1	Certification of Chief Executive Officer (Section 302 Certification)

31.2	Certification of Chief Financial Officer (Section 302 Certification)

32	Certification of Periodic Financial Report (Section 906 Certification)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of November 2005.

1ST CENTENNIAL BANCORP

/s/ Thomas E. Vessey
Thomas E. Vessey
President and Chief Executive Officer

/s/ Beth Sanders
Beth Sanders
Executive Vice President and Chief Financial Officer (Principal Financial Officer)