Form 10-K
period 2005-12-31
1ST CENTENNIAL BANCORP
filed 2006-03-24
CIK 1097081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

Commission file number: 000-29105

1ST CENTENNIAL BANCORP

(Exact name of registrant as specified in its charter)

California	91-1995265
State of Incorporation	I.R.S. Employer Identification Number

218 East State Street Redlands, California	92373
Address of Principal Executive Offices	Zip Code

(909) 798-3611

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐  Yes    ☒  No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

As of June 30, 2005, the last business day of Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $57 million, based on the closing price reported to the Registrant on that date of $35.00 per share. The number of shares of Common Stock of the registrant outstanding as of March 20, 2006 was 2,126,011.

Documents Incorporated by Reference: Portions of the definitive proxy statement for the 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 10-14.

PART I

ITEM 1.	BUSINESS

General

The Company

1st Centennial Bancorp (“the Company”) is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, and is headquartered in Redlands, California. We were incorporated in August 1999 and acquired 100% of the outstanding shares of 1st Centennial Bank (“the Bank”) in December 1999. In February 2003 the Company changed its name from Centennial First Financial Services to 1st Centennial Bancorp and the Bank changed its name from Redlands Centennial Bank to 1st Centennial Bank. Our principal offices are located at 218 East State Street, Redlands, California. Our telephone number is (909) 798-3611, and our website address is www.1stcent.com. In August 2001, we acquired Palomar Community Bank in Escondido, California. Palomar Community Bank was formerly a savings and loan association, which converted to a state-chartered commercial bank in November 1999. In May 2002, Palomar Community Bank was merged into 1st Centennial Bank, so that our principal subsidiary is now 1st Centennial Bank. Our only other subsidiaries are Centennial Capital Trust I, Centennial Capital Trust II and Centennial Capital Trust III, which were formed in July 2002, January 2004 and September 2005, respectively, solely to facilitate the issuance of capital trust pass-through securities. This additional regulatory capital is intended to allow us to stay on track with current expansion plans without any impairment of risk-based capital ratios. See Note 8 to Notes to Consolidated Financial Statements. We determined that raising capital through trust preferred securities was more economical than traditional stock offerings. The issuance of these trust preferred securities totaling $18 million has increased our overall funding costs. Pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities (VIE’s) (FIN 46),” these trusts are not reflected on a consolidated basis in our financial statements.

Our principal source of income is currently dividends from the Bank, but we intend to explore supplemental sources of income in the future. Our expenditures, including but not limited to the payment of dividends to shareholders, if and when declared by the Board of Directors, and the cost of servicing debt, will generally be paid from such payments made to us by the Bank.

As of December 31, 2005, the Company had total consolidated assets of $456.2 million, total consolidated net loans of $381.2 million, total consolidated deposits of $401.3 million and total consolidated Shareholders’ equity of $33.4 million. Our liabilities include $18.3 million in subordinated notes payable to subsidiary trusts due to Centennial Capital Trust I, II and III. The liability is related to capital trust pass-through securities issued by those entities

The Bank

The Bank is an independent California state-chartered bank, which commenced operations in 1990. In addition to our main office and corporate headquarters in Redlands, in San Bernardino County, we operate five full-service branch offices in Southern California, one in Brea, in Orange County, one in Escondido, in San Diego County, one in Palm Desert, in Riverside County, one in Irwindale, in Los Angeles County, and one in Temecula, in Riverside County. We also operate a Real Estate & Construction Loan Division in Redlands, a Small Business Administration / Commercial Loans Conduit Group loan production office and a Religious Lending Group, located in Brea, Orange County, and a Home Owners Association Group in Escondido, in San Diego County.

Our lending activity is concentrated primarily in real estate loans (including construction and development, residential, and commercial and multi-family loans), which constituted 58% of our loan portfolio as of December 31, 2005, and commercial loans, which constituted 39% of our loan portfolio as of December 31, 2005.

Our deposit accounts are insured under the Federal Deposit Insurance Act up to applicable limits, and subject to regulations by that federal agency and to periodic examinations of its operations and compliance by the FDIC and the California Department of Financial Institutions. Like most state-chartered banks of our size in California, we are not a member of the Federal Reserve System. We are a member of the Federal Home Loan Bank. See “Regulation and Supervision.”

We are a community bank, offering our customers a wide variety of personal, consumer and commercial services expected of a locally managed, independently operated bank. Our full-service offices are all located in business areas adjacent to developed and/or developing retail, commercial and consumer marketplaces. While our primary focus is on commercial lending and residential construction in and around the areas we serve, we also offer a wide range of loan and deposit banking products and services to local consumers. We provide a broad range of deposit instruments and general banking services, including checking, savings, and money market accounts; time certificates of deposit for both business and personal accounts; telebanking (banking by phone); courier services; and internet banking, including account management, inter-bank and intra-bank transfer, and bill payment services. We also provide a wide variety of lending products for both businesses and consumers. Real estate loan products include construction loans, lot loans, residential real estate brokerage, commercial real estate conduit sales, mini-perm commercial real estate loans, and home mortgages. Commercial loan products include lines of credit, letters of credit, term loans and equipment loans, commercial real estate loans, SBA loans, equipment leasing and other working capital financing. Financing products for individuals include auto, home equity and home improvement lines of credit, personal lines of credit, and VISA credit cards. We are a Preferred Lender under the Small Business Administration in the counties of Orange, Riverside, San Bernardino, Los Angeles, Ventura and Santa Barbara.

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

In addition, we offer a wide range of non-deposit and investment products through KWB Wealth Managers Group, a Linsco Private Ledger firm. These products include financial and estate planning, stocks and bonds, mutual funds and variable annuities, and various retirement plans. Products offered through this firm are not insured by the FDIC, are not deposits or obligations of the Bank, and are not guaranteed by the Bank.

Recent Developments

On February 24, 2006, the Company announced that the Board of Directors approved a 50% stock distribution to shareholders of record on March 03, 2006, and payable April 03, 2006. The action was approved at the regularly scheduled Board Meeting on February 24, 2006. The effect will result in approximately an additional 1,058,620 shares of common stock outstanding.

Effective January 2006, the Company dissolved its accounts receivable financing program known as Business Manager. The Company is in the process of transferring the existing relationships to the appropriate branch portfolios and plans to complete the process by the end of the first quarter of 2006.

Recent Accounting Pronouncements

Information on recent accounting pronouncements is contained in Footnote 1 to the Consolidated Financial Statements.

Competition

The banking business in California generally, and specifically in our market areas in San Bernardino, Orange, San Diego, Riverside, and Los Angeles counties in Southern California, is highly competitive with respect to virtually all products and services and has become increasingly more so in recent years. The industry continues to consolidate, and strong, unregulated competitors have entered banking markets with focused products targeted at highly profitable customer segments. Many competitors are able to compete across geographic boundaries and provide customers access to alternatives to banking services and nearly all significant products. These competitive trends are likely to continue.

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

In addition to other banks, competitors include savings institutions, credit unions, and numerous non-banking institutions such as finance companies, leasing companies, insurance companies, brokerage firms, and investment banking firms. In recent years, increased competition has also developed from specialized finance and non-finance companies that offer wholesale finance, credit card, and other consumer finance services, including on-line banking services and personal finance software. Strong competition for deposit and loan products affects the rates of those products as well as the terms on which they are offered to customers. Mergers between financial institutions have placed additional pressure on banks within the industry to streamline their operations, reduce expenses, and increase revenues to remain competitive. Competition has also intensified due to recently enacted federal and state interstate banking laws, which permit banking organizations to expand geographically, and the California market has been particularly attractive to out-of-state institutions. The Financial Modernization Act, which became effective in March 2000, has made it possible for full affiliations to occur between banks and securities firms, insurance companies, and other financial companies, and has also intensified competitive conditions. See “Financial Modernization Act.”

Technological innovation has also resulted in increased competition in financial services markets. Such innovation has, for example, made it possible for non-depository institutions to offer customers automated transfer payment services that previously have been considered traditional banking products. In addition, many customers now expect a choice of several delivery systems and channels, including telephone, mail, home computer, ATMs, self-service branches, and/or in-store branches. In addition to other banks, the sources of competition for such products include savings associations, credit unions, brokerage firms, asset management groups, finance and insurance companies, internet-only financial intermediaries, and mortgage banking firms.

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

The larger financial institutions, including banks, brokerage houses, insurance companies, etc., are actively acquiring broker/dealer capabilities in order to capitalize on the emerging affluent population as the “baby boomer” generation begins to enter retirement age. These services include state-of-the-art financial planning and investment strategies tailored to specific needs, and funded with open-architecture (“best product available” vs. “proprietary”) products and services. To effectively meet these competitive pressures, the Company has aligned itself with a nationwide broker/dealer (Linsco Private Ledger or “LPL”) whereby it can provide the same type of sophistication and product and service enhancements as larger financial institutions, while still maintaining a closer, more community-oriented customer service profile. We provide these services through KWB Wealth Managers Group, a Linsco Private Ledger firm.

Employees

As of December 31, 2005 the Company had 125 full-time and 13 part-time employees. On a full time equivalent basis, the Company’s staffing stood at 132 at December 31, 2005, as compared to 111 at December 31, 2004. Staff was added during 2005 for the new offices in Irwindale and Temecula, to provide resources in order to maintain satisfactory customer service in growth areas, and to enhance business development activities in certain markets.

Regulation and Supervision

The Company and the Bank are subject to significant regulation by federal and state regulatory agencies. The following discussion of statutes and regulations is only a brief summary and does not purport to be complete. This discussion is qualified in its entirety by reference to such statutes and regulations. No assurance can be given that such statutes or regulations will not change in the future.

The Company

The Company is subject to the periodic reporting requirements of Section 13 of the Securities Exchange Act of 1934 (the “Exchange Act”), which requires us to file annual, quarterly and other current reports with the Securities and Exchange Commission (the “SEC”). We are also subject to additional regulations including, but not limited to, the proxy and tender offer rules promulgated by the SEC under Sections 13 and 14 of the Exchange Act; the reporting requirements of directors, executive officers and principal shareholders regarding transactions in our common stock and short-swing profits rules promulgated by the SEC under Section 16 of the Exchange Act; and certain additional reporting requirements by principal shareholders of the Company promulgated by the SEC under Section 13 of the Exchange Act.

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

The Federal Reserve Board has by regulation determined certain activities in which a bank holding company may or may not conduct business. A bank holding company must engage, with certain exceptions, in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks. The permissible activities and affiliations of certain bank holding companies were expanded in 2000 by the Financial Modernization Act. See “Financial Modernization Act.”

The Company and the Bank are deemed to be affiliates of each other within the meaning set forth in the Federal Reserve Act and are subject to Sections 23A and 23B of the Federal Reserve Act. This means, for example, that there are limitations on loans by the subsidiary banks to affiliates, and that all affiliate transactions must satisfy certain limitations and otherwise be on terms and conditions at least as favorable to the subsidiary banks as would be available for non-affiliates.

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

The Bank

As a California state-chartered bank whose accounts are insured by the FDIC up to the maximum limits thereof, we are subject to regulation, supervision and regular examination by the California Department of Financial Institutions and the FDIC. In addition, while we are not a member of the Federal Reserve System, we are subject to certain regulations of the Federal Reserve Board. The regulations of these agencies govern most aspects of our business, including the making of periodic reports, and our activities relating to dividends, investments, loans, borrowings, capital requirements, certain check-clearing activities, branching, mergers and acquisitions, reserves against deposits and numerous other areas. Supervision, legal action and examination of the Bank by the FDIC are generally intended to protect depositors and are not intended for the protection of shareholders.

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

Capital Adequacy Requirements

The Company and the Bank are subject to the regulations of the Federal Reserve Board and the FDIC, respectively, governing capital adequacy. Each of the federal regulators has established risk-based and leverage capital guidelines for the banks or bank holding companies it regulates, which set total capital requirements and define capital in terms of “core capital elements,” or Tier 1 capital; and “supplemental capital elements,” or Tier 2 capital. Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available for sale investment securities carried at fair market value. The following items are defined as core capital elements: (i) common shareholders’ equity; (ii) qualifying non-cumulative perpetual preferred stock and related surplus (not to exceed 25% of tier 1 capital); and (iii) minority interests in the equity accounts of consolidated subsidiaries. At December 31, 2005, 25% of the Company’s Tier 1 capital consisted of trust preferred securities, however no assurance can be given that trust preferred securities will continue to be treated as Tier 1 capital in the future. Tier 2 capital can include: (i) allowance for loan and lease losses (but not more than 1.25% of an institution’s risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as core capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; and (iv) term subordinated debt and intermediate-term preferred stock and related surplus (but not more than 50% of Tier 1 capital). The maximum amount of Tier 2 capital that may be recognized for risk-based capital purposes is limited to 100% of Tier 1 capital, net of goodwill.

The minimum required ratio of qualifying total capital to total risk-weighted assets is 8.0% (“Total Risk-Based Capital Ratio”), at least one-half of which must be in the form of Tier 1 capital, and the minimum required ratio of Tier 1 capital to total risk-weighted assets is 4.0% (“Tier 1 Risk-Based Capital Ratio”). Risk-based capital ratios are calculated to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as unsecured loans. As of December 31, 2005 and 2004, the Bank’s Total Risk-Based Capital Ratios were 12.49% and 11.68%, respectively, and its Tier 1 Risk-Based Capital Ratios were 11.24% and 10.43%. As of December 31, 2005 and 2004, the consolidated Company’s Total Risk-Based Capital Ratios were 12.86% and 12.26%, respectively, and its Tier 1 Risk-Based Capital Ratios were 9.92% and 9.89%.

The risk-based capital requirements also take into account concentrations of credit involving collateral or loan type and the risks of “non-traditional” activities (those that have not customarily been part of the banking business). The regulations require institutions with high or inordinate levels of risk to operate with higher minimum capital standards, and authorize the regulators to review an institution’s management of such risks in assessing an institution’s capital adequacy.

Additionally, the regulatory Statements of Policy on risk-based capital include exposure to interest rate risk as a factor that the regulators will consider in evaluating an institution’s capital adequacy, although interest rate risk does not impact the calculation of the risk-based capital ratios. Interest rate risk is the exposure of a bank’s current and future earnings and equity capital to unfavorable changes resulting from fluctuations in interest rates. While interest risk is inherent in a bank’s role as a financial intermediary, it introduces volatility to earnings and to the economic value of the bank.

The FDIC and the Federal Reserve Board also require the calculation of a leverage capital ratio to supplement risk-based capital guidelines. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets (“Leverage Capital Ratio”) of at least 3%. All other institutions are required to maintain a leverage ratio of 4% to 5%. Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans, and federal regulators may set higher capital requirements when a bank’s particular circumstances warrant. The Bank’s Leverage Capital Ratios were 10.21% and 9.73% on December 31, 2005 and 2004, respectively. As of December 31, 2005 and 2004, the consolidated Company’s Leverage Capital Ratios were 9.02% and 9.25%, respectively, exceeding regulatory minimums.

For more information on the Company’s capital, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation—Capital Resources. Risk-based capital ratio requirements are discussed in greater detail in the following section.

Prompt Corrective Action Provisions

Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured financial institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The federal banking agencies have by regulation defined the following five capital categories: (1) “well capitalized” (Total Risk-Based Capital Ratio of 10%; Tier 1 Risk-Based Capital Ratio of 6%; and Leverage Ratio of 5%); (2) “adequately capitalized” (Total Risk-Based Capital Ratio of 8%; Tier 1 Risk-Based Capital Ratio of 4%; and Leverage Ratio of 4%) (or 3% if the institution receives the highest rating from its primary regulator); (3) “undercapitalized” (Total Risk-Based Capital Ratio of less than 8%; Tier 1 Risk-Based Capital Ratio of less than 4%; or Leverage Ratio of less than 4%) (or 3% if the institution receives the highest rating from its primary regulator); (4) “significantly undercapitalized” (Total Risk-Based Capital Ratio of less than 6%; Tier 1 Risk-Based Capital Ratio of less than 3%; or Leverage Ratio less than 3%); and (5) “critically undercapitalized” (tangible equity to total assets less than 2%). As of December 31, 2005 and 2004, the Bank was deemed “well capitalized” for regulatory capital purposes. A bank may be treated as though it were in the next lower capital category if after notice and the opportunity for a hearing, the appropriate federal agency finds an unsafe or unsound condition or practice so warrants, but no bank may be treated as “critically undercapitalized” unless its actual capital ratio warrants such treatment.

At each successively lower capital category, an insured bank is subject to increased restrictions on its operations. For example, a bank is generally prohibited from paying management fees to any controlling persons or from making capital distributions if to do so would make the bank “undercapitalized.” Asset growth and branching restrictions apply to undercapitalized banks, which are required to submit written capital restoration plans meeting specified requirements (including a guarantee by the parent holding company, if any). “Significantly undercapitalized” banks are subject to broad regulatory authority, including among other things, capital directives, forced mergers, restrictions on the rates of interest they may pay on deposits, restrictions on asset growth and activities, and prohibitions on paying bonuses or increasing compensation to senior executive officers without FDIC approval. Even more severe restrictions apply to critically undercapitalized banks. Most importantly, except under limited circumstances, not later than 90 days after an insured bank becomes critically undercapitalized, the appropriate federal banking agency is required to appoint a conservator or receiver for the bank.

In addition to measures taken under the prompt corrective action provisions, insured banks may be subject to potential actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the issuance of a memorandum of understanding, cease and desist orders, termination of insurance of deposits (in the case of a bank), the imposition of civil money penalties, the issuance of directives to increase capital, formal and informal agreements, or removal and prohibition orders against “institution-affiliated” parties.

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

In addition, banks must pay an amount, which fluctuates but for the first quarter of 2006 is 1.32 cents per $100 of insured deposits, towards the retirement of the Financing Corporation bonds issued in the 1980’s to assist in the recovery of the savings and loan industry.

In general, as long as the FDIC’s Bank Insurance Fund (“BIF”) maintains a reserve ratio of 1.25% or greater, no deposit insurance premiums are required. If the BIF reserve ratio were to fall below that level, all insured banks would be required to pay premiums. In February 2006, the FDIC Reform Act of 2005 was signed into law. This legislation, among other changes, will merge the BIF and the Savings Association Insurance Fund into one fund (the “Deposit Insurance Fund”), increase insurance coverage for retirement accounts to $250,000 and index the deposit insurance levels for inflation.

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

Financial Modernization Act

Effective March 11, 2000, the Gramm-Leach-Bliley Act, also known as the “Financial Modernization Act,” eliminated most barriers to affiliations among banks and securities firms, insurance companies, and other financial service providers, and enabled full affiliations to occur between such entities. This legislation permits bank holding companies to become “financial holding companies” and thereby acquire securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is “well capitalized” and “well managed” under applicable definition, and has at least a satisfactory rating under the CRA by filing a declaration that the bank holding company wishes to become a financial holding company. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are “financial in nature” or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. The Company has no current intention of becoming a financial holding company, but may do so at some point in the future if deemed appropriate in view of opportunities or circumstances at the time.

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

USA Patriot Act of 2001

On October 26, 2001, President Bush signed the USA Patriot Act of 2001 (“The Patriot Act”). Enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. on September 11, 2001, the

Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ ability to work cohesively to combat terrorism on a variety of fronts. The impact of the Patriot Act on financial institutions of all kinds has been significant and wide ranging. The Patriot Act substantially enhanced existing anti-money laundering and financial transparency laws, and required appropriate regulatory authorities to adopt rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Under the Patriot Act, financial institutions are subject to prohibitions regarding specified financial transactions and account relationships, as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

•	to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transactions;

•	to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

•	to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

•	to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

The Patriot Act also requires all financial institutions to establish anti-money laundering programs, which must include, at minimum:

•	the development of internal policies, procedures, and controls;

•	the designation of a compliance officer;

•	an ongoing employee training program; and

•	an independent audit function to test the programs.

The Company implemented the requirements under the Patriot Act during 2001 and 2002. Compliance with such requirements has all been accomplished with existing staff, so the financial impact on the Company has been negligible.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) was enacted to increase corporate responsibility, provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and protect investors by improving the accuracy and reliability of disclosures pursuant to the securities laws. Sarbanes-Oxley includes important new requirements for public companies in the areas of financial disclosure, corporate governance, and the independence, composition and responsibilities of audit committees. Among other things, Sarbanes-Oxley mandates chief executive and chief financial officer certifications of periodic financial reports, additional financial disclosures concerning off-balance sheet items, and speedier transaction reporting requirements for executive officers, directors and 10% shareholders. In addition, penalties for non-compliance with the Exchange Act were heightened. SEC rules promulgated pursuant to Sarbanes-Oxley impose obligations and restrictions on auditors and audit committees intended to enhance their independence from management, and include extensive additional disclosure, corporate governance and other related rules. Sarbanes-Oxley represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a Board of Directors and management and between a Board of Directors and its committees.

We have not experienced any significant difficulties in complying with Sarbanes-Oxley. However, we have incurred, and expect to continue to incur, significant costs in connection with compliance with Section 404 of

Sarbanes-Oxley, which will require management to undertake an assessment of the adequacy and effectiveness of our internal controls over financial reporting and will require our auditors to attest to, and report on, management’s assessment and the operating effectiveness of these controls. While we are not yet technically subject to the requirements of Section 404, as a matter of best practices, we have decided to begin the compliance process early on a voluntary basis to ensure that we do not encounter any problems when compliance becomes mandatory. The Company expensed approximately $70,000 in 2005 and $60,000 in 2004, on compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Other Pending and Proposed Legislation

Other legislative and regulatory initiatives which could affect the Company, the Bank and the banking industry in general are pending, and additional initiatives may be proposed or introduced, before the U.S. Congress, the California legislature and other governmental bodies in the future. Such proposals, if enacted, may further alter the structure, regulation and competitive relationship among financial institutions, and may subject the Bank to increased regulation, disclosure and reporting requirements. In addition, the various banking regulatory agencies often adopt new rules and regulations to implement and enforce existing legislation. It cannot be predicted whether, or in what form, any such legislation or regulations may be enacted or the extent to which the business of the Company or the Bank would be affected thereby.

ITEM 1A. RISK FACTORS

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

Changes in economic conditions in our market areas could hurt our business materially.

A substantial majority of our loans are generated in the greater San Bernardino, Orange, Riverside, San Diego and Los Angeles County areas in Southern California. Our business is directly affected by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond our control. The State of California continues to face challenges upon which the long-term impact on the State’s economy cannot be predicted. A deterioration in economic conditions in Southern California, whether caused by national concerns or local concerns, may result in higher than expected loan delinquencies or problem assets, a decline in the values of the collateral that we take to secure our loan portfolio, a decrease in demand for our products and services, or lack of growth or a decrease in low cost or noninterest bearing deposits; any of which may materially hurt our business. While our market areas have not experienced the same degree of challenges, no assurance can be given that this will continue to be the case.

Concentrations of real estate loans could subject us to increased risks in the event of a real estate recession or natural disaster.

Our loan portfolio is heavily concentrated in real estate loans consisting of construction and development, residential and commercial and multi-family. At December 31, 2005, 58% of our loan portfolio was concentrated in real estate loans. During 2005, real estate prices in Southern California continued to rise, and construction in our area has been thriving. Between December 31, 2004 and December 31, 2005 our real estate loans increased $20.2 million or 10% from $205.3 million to $225.5 million, however, as a percentage of total loans, dropped from 65% to 58%. The shift in the mix was primarily due to our commercial loans increasing from 33% to 39% of our loan portfolio. Some of our commercial loans are to businesses in the construction and real estate industry. A deterioration in the real estate market in the areas we serve could have an adverse effect on the collateral value for many of our loans and effect the repayment ability of many of our borrowers. In addition, deterioration in the real estate market we serve would affect the amount of loans we make to businesses in the construction and real estate industry, which could negatively impact our results of operations. Similarly, the occurrence of a natural or manmade disaster in California could impair the value of the collateral we hold for real estate secured loans and negatively impact our results of operations.

We may have difficulty managing our growth.

Our total assets have increased to $456.2 million as of December 31, 2005, from $356.7 million and $254.4 million as of December 31, 2004 and 2003, respectively. The Company operates its main office and construction/real estate loan production offices in downtown Redlands, California, a full-service branch, its Religious Lending Group and SBA/Commercial Lending Group in Brea, California, and its Homeowners’ Association and full branch in Escondido, California. The Company also operates full-service branches in Palm Desert, Irwindale, and Temecula, California that opened in March 2003, February 2005 and August 2005, respectively.

Management intends to grow the Company internally by further establishing our existing branch offices and loan production offices. We intend to investigate future opportunities to acquire or combine with additional financial institutions, however, no assurance can be provided that we will be able to identify additional suitable acquisition targets or consummate any such acquisition in the future.

Our ability to manage growth will depend primarily on our ability to:

•	monitor and manage expanded operations;

•	control funding costs and operating expenses;

•	maintain positive customer relations; and

•	attract, assimilate and retain qualified personnel.

If we fail to achieve these objectives in an efficient and timely manner we may experience disruptions in our business plans, and our financial condition and results of operations could be adversely affected.

Our earnings are subject to interest rate risk.

Banking companies’ earnings depend largely on the relationship between the cost of funds, primarily deposits and borrowings, and the yield on earning assets, such as loans and investment securities. This relationship, known as the interest rate spread, is subject to fluctuation and is affected by the monetary policies of the Federal Reserve Board, the international interest rate environment, as well as by economic, regulatory and competitive factors which influence interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of nonperforming assets. Many of these factors are beyond our control. Fluctuations in interest rates affect the demand of customers for our products and services. We are subject to interest rate risk to the degree that our interest-bearing liabilities reprice or mature more slowly or more rapidly or on a different basis than our interest-earning assets. Given our current volume and mix of interest-bearing liabilities and interest-earning assets, our interest rate spread could be expected to increase during times of rising interest rates and, conversely, to decline during times of falling interest rates. Therefore, significant fluctuations in interest rates may have an adverse or a positive effect on our results of operations. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Rate Risk/Interest Rate Risk Management.”

We operate in a competitive market dominated by banks and other financial services providers, many of which have lower cost structures and offer more services.

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

We also compete with other financial institutions such as savings and loan associations, credit unions, thrift and loan companies, mortgage companies, securities brokerage companies and insurance companies located within and without our service area and with quasi-financial institutions such as money market funds for deposits and loans. Financial services like ours are increasingly offered over the Internet on a national and international basis, and we compete with providers of these services as well. Ultimately, competition can drive down our interest margins and reduce our profitability. It also can make it more difficult for us to continue to increase the size of our loan portfolio and deposit base. See “Item 1, Business—Competition.”

There is a limited public market for our stock, so you may not be able to sell your shares at the times and in the amounts you want.

Our common stock is not listed on any exchange or on Nasdaq. Our common stock is quoted on the OTC Bulletin Board, and there are a few securities brokers who are involved in trading our common stock; however, trading in our common stock has not been extensive and there can be no assurance that a more active trading market will develop in the foreseeable future. As a result, while our common stock is not subject to any specific restrictions on transfer, you may have difficulty selling your shares of common stock at the times and in the amounts you may desire.

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

We are a legal entity separate and distinct from our subsidiary. Substantially all of our revenue and cash flow, including funds available for the payment of dividends and other operating expenses, is dependent upon the payment of dividends to us by the Bank. Dividends payable to us by the Bank are restricted under California and federal laws and regulation. See “Item 5, Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities—Dividends.”

We may experience loan losses in excess of our allowance for loan losses.

The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan, and in the case of a collateralized loan, the value and marketability of the collateral for the loan. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could have a material adverse effect on our results of operations. Management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and for specific loans when their ultimate collectibility is considered questionable.

As of December 31, 2005, our allowance for loan losses was approximately $5.4 million, which represented 1.39% of outstanding loans, net of unearned income. Although management believes that our allowance for loan losses is adequate, there can be no assurance that the allowance will prove sufficient to cover future loan losses. Further, although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to the non-performing or performing loans. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future losses, or if the bank regulatory authorities require us to increase our allowance for loan losses as a part of their examination process, our earnings and potentially even our capital could be significantly and adversely affected. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Allowance for Loan Losses.”

All of our lending involves underwriting risks, especially in a competitive lending market.

At December 31, 2005, construction and development loans represented 35%, residential, commercial and multi-family loans represented 23% and commercial loans represented 39% of our total loan portfolio.

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

Our President and Chief Executive Officer joined us in March 2002 as Executive Vice President and Chief Credit Officer and was promoted to his current position in October 2004; our Executive Vice President and Chief Credit Officer joined us in April 2005; our Executive Vice President and Chief Financial Officer has served in that capacity since the Company was formed in 1999. She has been Chief Financial Officer of the Bank since its inception in 1990, initially as Vice President until 1993, then as Senior Vice President until she was promoted to Executive Vice President in 1997. Our Executive Vice President and Chief Operating Officer joined us on a full-time basis in January 2001 and was promoted to her current position in December 2002.

Because of certain change in control provisions in employment and salary continuation agreements, a change in control of our company or our management could be delayed or prevented.

Our Chief Financial Officer, and our Chief Operating Officer have each entered into employment agreements that have 3-year terms beginning in 2004, with a 1-year renewal. The employment agreements provide for severance payments if their respective employment arrangements are actually or constructively terminated or in connection with a change in control of the Company or its subsidiary. These same two individuals, as well as other officers of the Bank, also have salary continuation agreements, which provide for accelerated vesting of their annual retirement benefits under similar circumstances. These provisions may make it more expensive for another company to acquire us, which could reduce the market price of our common stock and the price that you receive if you sell your shares in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We own our headquarters, which includes our administrative and main branch offices, at 218 East State Street, Redlands, California. The property consists of a two-story building of approximately 8,500 square feet.

We lease all of our other offices. A description of our leases is set forth in the table below.

Division/Branch	Location	Square Footage	Lease Expiration	Monthly Rental
Real Estate	101 E. Redlands Blvd. Redlands, California	6,526	1/31/07	$10,272

Brea Branch	10 Pointe Drive 130-140 Brea, California	5,061	1/07/11	$10,671

Brea-Commercial Lending Group	10 Pointe Drive 100-105 Brea, California	3,212	1/07/11	$6,745

Escondido Branch	355 W. Grand Avenue Escondido, California	7,000	11/23/07	$23,425

Palm Desert Branch	77-900 Fred Waring Drive Suite 100 Palm Desert, California	5,128	06/30/08	$11,310

Irwindale	15622 Arrow Hwy. Irwindale, California	4,560	8/12/09	$13,467

Temecula	27645 Jefferson Ave. Suite 116 Temecula, California	3,850	12/15/09	$8,085

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Our common stock is traded on the OTC Bulletin Board under the symbol “FCEN.” Trading in the stock has not been extensive and such trades cannot be characterized as amounting to an active trading market.

The information in the following table indicates the high and low quotations and approximate volume of trading for our common stock for each quarterly period since January 1, 2004, and is based upon information provided by public sources. The high and low prices have been adjusted to give effect to all stock dividends and distributions. In addition, the prices indicated reflect inter-dealer prices and trades, without retail mark-up, mark-down or commission and may not represent actual transactions.

Calendar Quarter Ended	High	Low	Volume
March 31, 2004	$25.42	$21.68	149,000
June 30, 2004	$23.55	$21.03	40,500
September 30, 2004	$25.23	$21.50	28,200
December 31, 2004	$33.64	$24.77	41,000
March 31, 2005	$38.00	$33.69	131,400
June 30, 2005	$36.75	$34.00	47,600
September 30, 2005	$37.00	$34.00	36,300
December 31, 2005	$34.70	$32.00	57,800

(b) Holders

As of December 31, 2005, there were approximately 502 shareholders of record of our common stock.

(c) Dividends

As a bank holding company, which currently has no significant assets other than, our equity interest in the Bank, our ability to pay dividends primarily depends upon the dividends we receive from the Bank. The dividend practice of the Bank, like our dividend practice, will depend upon its earnings, financial position, current and anticipated cash requirements and other factors deemed relevant by the Bank’s Board of Directors at that time. In addition, during any period in which the Company has deferred payment of interest otherwise due and payable on its subordinated debt securities, we may not make any dividends or distributions with respect to our capital stock. See “Item 1, Business—Recent Developments” and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources.”

The Bank’s ability to pay cash dividends to us is also subject to certain legal limitations. Under California law, banks may declare a cash dividend out of their net profits up to the lesser of retained earnings or the net income for the last three fiscal years (less any distributions made to Shareholders during such period), or with the prior written approval of the Commissioner of Financial Institutions, in an amount not exceeding the greatest of (i) the retained earnings of the bank, (ii) the net income of the bank for its last fiscal year, or (iii) the net income of the bank for its current fiscal year. In addition, under federal law, banks are prohibited from paying any dividends if after making such payment they would fail to meet any of the minimum regulatory capital requirements. The federal regulators also have the authority to prohibit banks from engaging in any business practices which are considered to be unsafe or unsound, and in some circumstances the regulators might prohibit the payment of dividends on that basis even though such payments would otherwise be permissible.

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

Shareholders are entitled to receive dividends only when and if declared by our Board of Directors. Although we paid cash dividends in 2000 and 2001, we have no intention to pay cash dividends in the foreseeable future. Instead, we intend to retain our earnings for the purpose of supporting our future growth. However, since 1996 we have paid eight stock dividends to our shareholders.

In addition, on February 24, 2006, the Company announced that the Board of Directors approved a 50% stock distribution to shareholders of record on March 03, 2006, and payable April 03, 2006. The action was approved at the regularly scheduled Board Meeting on February 24, 2006. The effect will result in approximately an additional 1,058,620 shares of common stock outstanding.

The table below sets forth information concerning all dividends paid since 1996. Dividends paid in 2000 through 2005 were paid by the Company, and dividends paid prior to 2000 were paid by the Bank.

Year	Stock Dividends	Cash Dividends		Year	Stock Dividends	Cash Dividends
2005	7%	—		2000	5%	10	¢
2004	25%	—		1999	—	—
2003	5%	—		1998	25%	—
2002	5%	—		1997	7%	—
2001	—	5	¢	1996	8%	—

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2005, with respect to options outstanding and available under our 2001 Stock Incentive Plan, as amended and restated March 19, 2004, which is our only equity compensation plan other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	375,383	$19.45	141,393

(d) Stock Repurchases

There were no stock repurchases during 2005.

ITEM 6.	SELECTED FINANCIAL DATA

Selected Financial Data

You should read the selected financial data presented below in conjunction with our audited consolidated financial statements, including the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere herein. The selected financial data as of December 31, 2005 and 2004 and for each of the years in the three-year period ended December 31, 2005 is derived from our audited consolidated financial statements and related notes, which are included in this Annual Report. The selected financial data for prior years is derived from our audited consolidated financial statements, which are not included in this Annual Report. All per share information has been adjusted for stock splits and dividends declared from time to time.

	As of and For the Years Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in Thousands, except per share data)
Income Statement Summary:
Interest income	$33,196	$23,718	$16,655	$14,486	$10,804
Interest expense	7,056	3,335	2,106	2,377	2,694
Net interest income before provision for loan losses	26,140	20,383	14,549	12,109	8,110
Provision for loan losses	2,140	2,098	360	477	411
Noninterest income	4,456	2,608	3,031	2,424	1,993
Noninterest expense	20,113	16,080	13,991	11,548	8,070
Income before income tax expenses	8,343	4,813	3,229	2,508	1,622
Income tax expense	3,260	1,793	1,141	802	575
Net income	$5,083	$3,020	$2,088	$1,706	$1,047
Balance Sheet Summary:
Total assets	$456,192	$356,678	$254,383	$207,858	$198,026
Cash and due from banks	16,862	5,695	9,948	12,010	10,040
Federal funds sold	21,505	—	—	2,010	7,503
Securities	12,208	20,096	35,539	32,335	34,014
Net loans(1)	381,153	308,030	188,222	141,112	125,695
Total deposits	401,275	291,802	212,773	183,188	174,328
Borrowings from Federal Home Loan Bank	—	21,000	7,600	—	—
Long term debt	—	—	—	—	3,500
Subordinated debentures	18,306	13,151	6,006	6,006	—
Total liabilities	$422,771	$328,677	$229,983	$190,665	$182,754
Total shareholders’ equity	$33,421	$28,001	$24,400	$17,193	$15,272
Per Share Data:
Earnings per share:(2)
Basic	$2.44	$1.48	$1.09	$1.01	$0.74
Diluted	2.27	1.38	1.03	1.00	0.73
Weighted average common shares outstanding basic	2,081,661	2,034,709	1,918,086	1,688,155	1,421,714
Weighted average common shares outstanding diluted	2,242,139	2,192,769	2,030,062	1,699,450	1,432,849
Book value	$15.91	$14.44	$16.24	$14.30	$13.34

	As of and For the Years Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in Thousands, except per share data)
Performance Ratios:
Return on average equity(3)	16.77%	11.75%	9.83%	10.47%	10.20%
Return on average assets(4)	1.22%	0.94%	0.91%	0.83%	0.77%
Net interest margin(5)	6.69%	6.91%	7.07%	6.75%	6.84%
Average shareholders’ equity to average total assets	7.26%	8.03%	9.21%	7.99%	5.35%
Efficiency ratio(6)	65.74%	69.94%	79.58%	79.47%	79.88%
Net loans to total deposits at period end	94.99%	105.56%	88.46%	77.03%	72.10%
Asset Quality Ratios:
Nonperforming loans to total loans(7)	0.26%	0.04%	0.33%	0.41%	0.19%
Nonperforming assets to total loans and other real estate owned(8)	0.26%	0.04%	0.33%	0.41%	0.19%
Net loan charge-offs to average loans	0.25%	0.03%	0.01%	0.12%	0.25%
Allowance for loan losses to total loans(9) at end of period	1.39%	1.33%	1.11%	1.24%	1.15%
Allowance for loan losses to nonperforming loans	540.85%	3,309.60%	339.45%	304.99%	605.80%
Capital Ratios:
Tier 1 capital to average assets	9.02%	9.25%	10.79%	8.28%	5.69%
Tier 1 capital to total risk-weighted assets	9.92%	9.89%	12.48%	10.87%	8.30%
Total capital to total risk-weighted assets	12.86%	12.26%	13.63%	13.27%	11.07%

(1)	Loans are net of the allowance for loan losses and deferred fees.
(2)	Adjusted to give retroactive effect to dividends.
(3)	Net income divided by average shareholders’ equity.
(4)	Net income divided by average total assets.
(5)	Net interest income as a percentage of average interest-earning assets.
(6)	Ratio of noninterest expense to the sum of net interest income before provision for loan losses and total noninterest income excluding securities gains and losses.
(7)	Nonperforming loans consist of nonaccrual loans, loans past due 90 days or more and restructured loans.
(8)	Nonperforming assets consist of nonperforming loans and other assets, including other real estate owned.
(9)	Total loans are gross loans less unearned income.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion presents Management’s analysis of the results of operations of the Company as of the three-year periods ended December 31, 2003, 2004 and 2005 and the financial condition of the Company as of December 31, 2004 and 2005. This discussion also includes the statistical disclosures required by SEC Guide 3 (“Statistical Disclosure by Company Holding Companies.”) The discussion should be read in conjunction with the financial statements of the Company and the notes related thereto which appear elsewhere in this Form 10-K Annual Report (see Item 8 below).

Statements contained in this report that are not purely historical are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 as amended, including our expectations, intentions, beliefs, or strategies regarding the future. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the date noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could materially differ from those in such forward-looking statements. Factors that could cause actual results to differ materially from those in such forward-looking statements are fluctuations in interest rates, inflation, government regulations, local, regional and national economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which we conduct our operation.

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

This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management’s Discussion and Analysis section entitled “—Financial Condition—Allowance for Loan Losses.” Although Management believes the level of the allowance as of December 31, 2005 is adequate to absorb losses inherent in the loan portfolio, a decline in the regional economy may result in increasing losses that cannot reasonably be predicted at this time.

Summary of Performance

Results of operations summary

The Company achieved record earnings in 2005. In fact, net income has increased each year since the Company incorporated in 1999. Net income in 2005 was $5,083,000, an increase of $2,063,000, or 68%, over the $3,020,000 in net earnings recognized in 2004. Net income in 2004 was $932,000 higher than 2003 net earnings of $2,088,000. Net income per basic share was $2.44 for 2005, as compared to $1.48 during 2004 and $1.09 in 2003. On a diluted net income per share basis, net income was $2.27, $1.38 and $1.03 for the years ended December 31, 2005, 2004 and 2003, respectively. Earnings per share calculations were adjusted to give retroactive effect to stock splits and dividends. Return on average assets was 1.22% for 2005, compared to 0.94% for 2004 and 0.91% for 2003. Return on average Shareholders equity was 16.77% for 2005, compared to 11.75% for 2004 and 9.83% for 2003.

The following are other noteworthy factors relevant to the Company’s results of operations for the most recent three years:

•	Net interest income was a major contributor to the increase in net income in 2005. Net interest income grew by $5.8 million, or 28%, in 2005 relative to 2004. Average loans grew by $105.2 million, or 41%, primarily due to the continued success of our business development efforts in and around the marketplaces we serve. In 2004 net interest income also grew by $5.8 million, or 40%, primarily as a result of the Bank’s loan growth.

•	Noninterest expense increased by 25% in 2005. Additional staffing for the Irwindale and Temecula branches, coupled with salary increases for the Company contributed to the increase in salaries and employee benefits of $1,532,000. Occupancy expense increased $589,000 primarily due to the opening of our Irwindale and Temecula branches, coupled with the move into our new permanent location for our Palm Desert office in June 2004, for which twelve months premise lease expense was included in 2005 as compared to six months expense in 2004. The increase in marketing expense of $852,000 contributed to the increase and was attributed to expenses related to ongoing business development efforts. As a result of the Company’s sustained growth, other operating expense increased $480,000 in 2005 from 2004. In 2004, noninterest expense increased 15% from $14.0 million to $16.1 million. The increase in salaries and employee benefits of $1,481,000 was the result of additional staffing and salary increases. There was an increase in professional fees of $218,000 as a result of costs incurred to comply with the Sarbanes Oxley act of 2002 and expenses related to Audits, Exams, CPA fees and other professional expenses. The increase in other operating expense of $269,000 was the result of severance payouts to former executives.

•	Noninterest income increased by 71% in 2005, primarily due to a vast increase in gains from the sale of loans of $1,099,000, which helped the Company’s liquidity position. Conduit loan sale income increased of $574,000, as a result of more activity in loan sales during 2005 as compared to 2004. In 2004, noninterest income declined by 14%, primarily as a result of the decrease in conduit loan sale income of $209,000 as a result of less activity in loan sales during 2004 as compared to 2003. Broker fee income decreased $141,000 as a result of fewer referrals to third party lenders of 1st trust deed loans and refinances in 2004 as compared to 2003.

•	The provision for income taxes in 2005 increased $1.5 million or 82% and in 2004 increased by $652,000 or 57%. As a direct result of record earnings in 2005 and 2004, the provision for income taxes increased accordingly.

•	The provision for loan losses increased 2% from $2,098,000 in 2004 to $2,140,000 in 2005. Despite higher loan charge-offs in 2005, when compared to 2004, the allowance for loan losses to total loans at December 31, 2005 was 1.39% as compared to 1.33% in 2004. The increase in the provision of $1.7 million in 2004 was necessary in order to support the Company’s very strong loan growth.

Financial condition summary

The Company’s total assets were $456.2 million at December 31, 2005, an increase of $99.5 million, or 28%, compared to total assets of $356.7 million at December 31, 2004. The following are important factors in understanding our financial condition and liquidity:

•	Net loans increased by $73.1 million or 24% from December 31, 2004. Strong loan demand in the Company’s market areas contributed to the increase in net loans.

•	Federal funds sold increased to $21.5 million at December 31, 2005, as compared to no federal funds sold at December 31, 2004. The Company’s improved liquidity position contributed to the increase in federal funds sold.

•	Cash and due from banks increased $11.2 million or 196% from December 31, 2004, primarily due to the significant increase in deposits, which result in larger cash letters and timing differences in the collection of cash items.

•	Investment securities, available-for-sale decreased $7.9 million or 39% from December 31, 2004 as a result of principal paydowns on federal agency mortgage-backed securities. The proceeds received from the payoffs were used to fund the Company’s loan growth and improve liquidity.

•	Interest-bearing deposits increased $96.0 million or 48% from December 31, 2004. This increase is attributable to additional money market deposits acquired as a result of a promotional money market account offered to businesses and consumers during 2005, coupled with additional brokered certificates of deposit acquired to help support our loan growth.

•	Noninterest-bearing demand deposits increased $13.5 million or 15% from December 31, 2004, due to new deposit relationships, coupled with an increase in deposits with our existing customers.

•	Borrowings from the Federal Home Loan Bank decreased $21.0 million or 100% from December 31, 2004. The Company’s improved liquidity position contributed to the decrease in Federal Home Loan Bank borrowings.

•	Subordinated notes payable to subsidiary trusts increased $5.1 million or 39% from December 31, 2004 due to the issuance of Centennial Capital Trust III.

Results of Operations

The Company earns income from two primary sources. The first is net interest income, which is interest income generated by interest-earning assets less interest expense on interest-bearing liabilities. The second is noninterest income, which primarily consists of customer service fees but also comes from non-customer sources such as loan sales, bank-owned life insurance, and other income. The majority of the Company’s noninterest expenses are operating costs that relate to providing a full range of banking services to our customers.

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

2005 compared to 2004 analysis. The Company’s net interest margin as of December 31, 2005 was 6.69% compared to 6.91% for the same period in 2004. The increase on rates paid for money market, Time deposits of $100,000 or more and Federal Home Loan Bank borrowings, coupled with the increase in volume on these liabilities compressed our net interest margin. For the year ended December 31, 2005, total interest earning assets averaged $390.5 million, which represented an increase of $95.6 million or 32%, as compared to $294.9 million for the same period in 2004. This increase is primarily attributable to the increase in loans as a result of our strong business climate and loan demand. The increase in loan volume and the decrease in securities volume created a shift in the mix as a percentage of total interest earning assets. The mix in average loans changed to 93% from 87% and average investments changed to 4% from 9%. Total interest bearing deposits and other interest-bearing liabilities averaged $278.9 million, which represented an increase of $67.6 million or 32%, as compared to $211.3 million for the same period in 2004. This increase is primarily attributable to the increase in money market accounts due to a promotional money market account offered to businesses and consumers during 2005. There was also an increase of $19.4 million in average time deposit accounts of $100,000 or more due to the addition of brokered deposits, coupled with an increase in average FHLB borrowings of $9.7 million in order to fund our loan demand.

The Company reported total interest income of $33.2 million for the year ended December 31, 2005, which represented an increase of $9.5 million or 40%, over total interest income of $23.7 million for the same period in 2004. The increase in total interest income was primarily due to an increase of approximately $9.7 million in interest and fees on loans resulting from an increase of approximately $105.2 million in average loans as of December 31 2005, as compared to the same period in 2004.

The Company reported total interest expense of $7.0 million for the year ended December 31, 2005, which represented an increase of $3.7 million or 112% over total interest expense of $3.3 million for the same period in 2004. The increase was due to greater interest paid on money market accounts, time deposit accounts of $100,000 or more and FHLB borrowings.

For the year ended December 31, 2005, net interest income before provision for loan losses was $26.1 million, which represented an increase of $5.8 million, or 28%, over net interest income before provision for loan losses of $20.3 million for the same period in 2004. The increase in net interest income for the year ended December 31, 2005 as compared to 2004 was primarily due to the increase in average total loans.

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

Federal Home Loan Bank borrowings averaged $12.6 million in 2004, which represented an increase of $9.9 million or 369%, as compared to $2.7 million for the same period in 2003, and subordinated notes payable to subsidiary trusts averaged $12.9 million, which represented an increase of $6.9 million or 115%, as compared to $6.0 million for the same period in 2003. The increase in FHLB borrowings was to support loan growth and the increase in subordinated notes payable to subsidiary trusts is attributed to the issuance of additional trust preferred securities. See Note 8 of the Consolidated Financial Statements.

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

The Company reported total interest expense of $3.3 million for the year ended December 31, 2004, which represented an increase of $1.2 million or 57% over total interest expense of $2.1 million for the year ended December 31, 2003. The increase from 2003 to 2004 was primarily the result of more interest expense on subordinated notes payable to subsidiary trusts due to the issuance of additional trust preferred securities, (see Note 8 of the Consolidated Financial Statements), and an increase in interest expense on money market accounts. The increase in average money market deposit accounts is attributed to a promotional money market account offered to businesses and consumers in the second quarter of 2004.

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

The following table shows the Company’s average balances of earning assets, and interest-bearing liabilities; the amount of interest income and interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest income and the net interest margin for the periods indicated:

Distribution, Rate and Yield Analysis of Net Interest Income

	For the Years Ended December 31,
	2005			2004			2003
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
	(Dollars in Thousands)
Interest-earning Assets:
Federal funds sold	$9,659	$350	3.62%	$5,182	$66	1.27%	$8,624	$90	1.04%
Interest-bearing deposits in financial institutions	2,893	134	4.63%	4,600	200	4.35%	5,006	233	4.65%
Investment securities:
Taxable(10)	11,853	450	3.80%	24,148	841	3.48%	27,044	984	3.64%
Non-taxable	3,859	165	4.28%	3,998	169	4.23%	3,929	174	4.43%

Total investments	28,264	1,099	3.89%	37,928	1,276	3.36%	44,603	1,481	3.32%
Loans(11)	362,231	32,097	8.86%	257,005	22,442	8.73%	161,207	15,174	9.41%

Total interest-earning assets	$390,495	$33,196	8.50%	$294,933	$23,718	8.04%	$205,810	$16,655	8.09%

Interest-bearing Liabilities:
Interest-bearing deposits
Interest-bearing demand deposits	$21,400	$56	0.26%	$20,255	$40	0.20%	$17,851	$43	0.24%
Money market deposits	99,052	2,228	2.25%	67,188	878	1.31%	36,666	354	0.97%
Savings deposits	24,655	188	0.76%	25,752	167	0.65%	18,266	115	0.63%
Time deposits $100,000 or greater	58,537	1,852	3.16%	39,144	788	2.01%	37,834	850	2.25%
Other time deposits	37,787	1,089	2.88%	32,811	634	1.93%	27,804	397	1.43%

Total interest-bearing deposits	241,431	5,413	2.24%	185,150	2,507	1.35%	138,421	1,759	1.27%
FHLB borrowings	22,255	649	2.92%	12,571	187	1.49%	2,679	33	1.23%
Federal funds purchased	708	19	2.68%	723	13	1.80%	404	7	1.73%
Subordinated notes payable to subsidiary Trust	14,492	975	6.73%	12,877	628	4.88%
Redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures	—	—	—	—	—	—	6,000	307	5.12%
Total interest-bearing liabilities	$278,886	$7,056	2.53%	$211,321	$3,335	1.58%	$147,504	$2,106	1.43%

Net interest income		$26,140			$20,383			$14,549

Net interest margin(12)			6.69%			6.91%			7.07%

(10)	Yields on income have been computed on a tax equivalent basis, except for municipal securities, because the amounts are minimal.
(11)	Loans are gross, which excludes the allowance for loan losses, and net of deferred fees. Nonaccrual loans are included in the table for computation purposes, but the foregone interest of such loans is excluded. Loan fees were approximately $4.1 million; $3.9 million and $2.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.
(12)	Net interest income as a percentage of average interest-earning assets.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities, the amount of change attributable to changes in average daily balances (volume), changes in interest rates (rate), and changes attributable to both the volume and rate (rate/volume):

Rate/Volume Analysis of Net Interest Income

	Year Ended December 31, 2005 vs. 2004				Year Ended December 31, 2004 vs. 2003
	Increases (Decreases) Due to Change In				Increases (Decreases) Due to Change In
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(Dollars in Thousands)
Increase (Decrease) in Interest Income:
Federal funds sold	$57	$122	$105	$284	$(36)	$20	$(8)	$(24)
Interest-bearing deposits in financial institutions	(74)	13	(5)	(66)	(19)	(15)	1	(33)
Investment securities(13)
Taxable	(428)	76	(39)	(391)	(106)	(42)	5	(143)
Non-taxable	(6)	2	—	(4)	3	(8)	—	(5)
Loans(14)	9,188	331	136	9,655	9,017	(1,097)	(652)	7,268

Total	$8,737	$544	$197	$9,478	$8,859	$(1,142)	$(654)	$7,063

Increase (Decrease) in Interest Expense:
Interest-bearing demand deposits	$2	$13	$1	$16	$6	$(8)	$(1)	$(3)
Money market deposits	417	633	300	1,350	296	125	103	524
Savings deposits	(7)	29	(1)	21	47	3	2	52
Time deposits $100,000 or greater	390	451	223	1,064	29	(88)	(3)	(62)
Other time deposits	96	312	47	455	71	141	25	237
FHLB borrowings	144	180	138	462	121	7	26	154
Federal funds purchased	—	6	—	6	6	—	—	6
Subordinated notes payable to subsidiary Trusts / Redeemable TPS	79	238	30	347	352	(14)	(17)	321

Total	$1,120	$1,863	$738	$3,721	$928	$166	$135	$1,229

Total change in net interest income	$7,617	$(1,319)	$(541)	$5,757	$7,931	$(1,308)	$(789)	$5,834

(13)	Yields on income have not been computed on a tax equivalent basis, because tax-exempt investments are minimal.
(14)	Loans are gross, which excludes the allowance for loan losses, and net of deferred fees. Nonaccrual loans are included in the table for computation purposes, but the foregone interest of such loans is excluded. Loan fees were approximately $4.1 million; $3.9 million and $2.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Provision for Loan Losses

Credit risk is inherent in the business of making loans. The Company sets aside an allowance or reserve for loan and lease losses through charges to earnings, which are shown in the income statement as the provision for loan and lease losses. Specifically identifiable and quantifiable losses are immediately charged off against the allowance. The loan and lease loss provision is determined by conducting a monthly evaluation of the adequacy of the Company’s allowance for loan and lease losses, and charging the shortfall, if any, to the current month’s expense. This has the effect of creating variability in the amount and frequency of charges to the Company’s earnings.

For the year ended December 31, 2005, the provision for loan losses was $2,140,000, compared to $2,098,000 and $360,000 for 2004 and 2003, respectively. Despite higher loan charge-offs in 2005, when compared to 2004, the allowance for loan losses to total loans at December 31, 2005 was 1.39% as compared to 1.33% in 2004. The increase in the provision from 2003 to 2004 was necessary in order to support the Company’s very strong loan growth. One of the procedures used for monitoring the loan portfolio is migration analysis. Based on the results of this program, in addition to management’s determination, the provision is increased or decreased. The procedures for monitoring the adequacy of the allowance, as well as detailed information concerning the allowance itself, are included in the “Allowance for Loan Losses” section.

Noninterest Income

Noninterest income for the Company includes customer service fees, gains from sale of loans, increases in the cash surrender value of life insurance policies, broker fee income, conduit loan sale income and other miscellaneous income.

2005 compared to 2004 analysis. Noninterest income totaled $4,456,000 for the year ended December 31, 2005. This represented an increase of $1,848,000, or 71% when compared to $2,608,000 for the same period in 2004.

The increase in noninterest income was primarily the result of the increase in gains from the sale of loans of $1,099,000, which helped the Company’s liquidity position as of December 31, 2005 as compared to the same period in 2004. Conduit loan sale income increased $574,000 as a result of more activity in loan sales during 2005 as compared to 2004. Customer service fee income increased $155,000 due to the increase in volume in deposit accounts during 2005 as compared to 2004, however, as a percentage of total noninterest income decreased to 31% from 47%. The shift was the result of the increase on gains from the sale of loans, which increased to 31% from 11%.

For the year ended December 31, 2005 as compared to 2004, noninterest income as a percentage of average earning assets increased to 1.14% from 0.88%. This favorable increase is attributable to the continuing efforts of the Company to increase noninterest income.

2004 compared to 2003 analysis. Noninterest income totaled $2,608,000 for the year ended December 31, 2004. This represented a decrease of $423,000 or 14% as compared to $3,031,000 for the same period in 2003. Conduit loan sale income decreased $209,000 as a result of less activity in loan sales during 2004 as compared to 2003. Broker fee income decreased $141,000 as a result of fewer referrals to third party lenders of 1st trust deed loans and refinances in 2004 as compared to 2003. Gains from sale of loans decreased $94,000 as a result of a decrease in the sales of SBA and other loans. For the year ended December 31, 2004 as compared to 2003, noninterest income as a percentage of average earning assets decreased to 0.88% from 1.47% as a result of the decrease in noninterest income of $423,000 and the increase in average earning assets of $89.1 million from 2003 to 2004.

The following table sets forth the various components of the Company’s noninterest income for the periods indicated:

Noninterest Income

	For the Years Ended December 31,
	2005		2004		2003
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Customer service fees	$1,376	30.88%	$1,221	46.81%	$1,279	42.20%
Gains from sale of loans	1,394	31.29%	295	11.31%	389	12.83%
Increase in cash surrender value of life insurance	269	6.04%	303	11.62%	301	9.93%
Broker fee income	226	5.07%	196	7.52%	337	11.12%
Conduit loan sale income	972	21.81%	398	15.26%	607	20.03%
Other income	219	4.91%	195	7.48%	118	3.89%

Total noninterest income	$4,456	100.00%	$2,608	100.00%	$3,031	100.00%

As a percentage of average earning assets		1.14%		0.88%		1.47%

Noninterest Expense

Noninterest expense for the Company includes salaries and employee benefits, net occupancy and equipment, professional services, and other operating expenses.

2005 compared to 2004 analysis. Noninterest expense totaled $20,113,000 for the year ended December 31, 2005. This represented an increase of $4,033,000, or 25% when compared to $16,080,000 for the same period in 2004. The increase in noninterest expense was primarily due to the increases of $1,532,000, $589,000, $852,000, $270,000 and $480,000 in salaries and employee benefits, occupancy expense, marketing and advertising expense, professional fee expense and other operating expense, respectively.

Additional staffing for the Irwindale and Temecula branches, coupled with salary increases for the Company contributed to the increase in salaries and employee benefits of $1,532,000. The increase in occupancy expense of $589,000 was attributable to the opening of our Irwindale and Temecula branches, coupled with the move into our new permanent location for our Palm Desert office, in June 2004, for which twelve months of lease rental expense was included in 2005 as compared to six months in 2004. Marketing and advertising expense increased $852,000. Attracting and maintaining deposits has become more difficult for banks, as sources of traditional deposits have developed sophisticated methods for tracking rates, and as we compete with non-traditional institutions such as credit unions, brokerage houses and insurance companies. To inform and attract new customers, in 2005, the Company launched a money market campaign by print advertising that proved to be successful. We anticipate our ongoing business development efforts trend to continue. Professional fee expense increased $270,000 and was attributed to costs incurred to comply with the Sarbanes Oxley Act of 2002 and expenses related to audits, exams, CPA fees and other professional expenses. As a result of the Company’s sustained growth, other operating expense increased $480,000.

For the year ended December 31, 2005 as compared to 2004, noninterest expense as a percentage of average earning assets decreased to 5.15% from 5.45%. This decrease is reflective of Management’s continuing efforts to control overhead expenses.

2004 compared to 2003 analysis. Noninterest expense totaled $16,080,000 for the year ended December 31, 2004. This represented an increase of $2,089,000 or 15% as compared to $13,991,000 for the same period in 2003. The increase in noninterest expense was primarily the result of increases of $1,481,000, $218,000 and

$269,000 in salaries, wages and employee benefits, professional fees and other operating expense, respectively. Additional staffing and salary increases contributed to the increase in salaries, wages and employee benefits. The increase in professional fees was the result of costs incurred to comply with the Sarbanes Oxley act of 2002 and expenses related to audits, exams, CPA fees and other professional expenses. The increase in other operating expense was the result of severance payouts to former executives.

For the year ended December 31, 2004 as compared to 2003, noninterest expense as a percentage of average earning assets decreased to 5.45% from 6.80%, which can be attributed to the increase in average earnings assets of $89.6 million from 2003 to 2004 and efforts to control overhead expenses.

While some level of expense increase is expected in the normal course of business, we are focused on controlling overhead expenses where possible. Improvement is evident in the Company’s efficiency ratio, which dropped to 65.74% in 2005 from 69.94% in 2004 and 79.58% for 2003.

The following table sets forth the breakdown of noninterest expense for the periods indicated:

Noninterest Expense

	For the Years Ended December 31,
	2005		2004		2003
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Salaries, wages and employee benefits	$11,445	56.91%	$9,913	61.65%	$8,432	60.26%
Net occupancy expense	2,051	10.20%	1,462	9.09%	1,510	10.79%
Marketing and advertising	1,547	7.69%	695	4.32%	548	3.92%
Data processing fees	1,056	5.25%	837	5.21%	768	5.49%
Professional fees	1,113	5.53%	843	5.24%	625	4.47%
Postage, telephone, supplies	594	2.95%	555	3.45%	612	4.37%
Directors’ fees	239	1.19%	187	1.16%	177	1.27%
Other operating expense	2,068	10.28%	1,588	9.88%	1,319	9.43%

Total other expenses	$20,113	100.00%	$16,080	100.00%	$13,991	100.00%

As a percentage of average earning assets		5.15%		5.45%		6.80%

Net non-interest income as a percentage of average earning assets		(4.01)%		(4.57)%		(5.33)%

Efficiency ratio		65.74%		69.94%		79.58%

Income Taxes

In 2005 the Company’s provision for federal and state income taxes was $3.3 million, while the tax provision was $1.8 million and $1.1 million for 2004 and 2003, respectively. This represents 39.1% of income before taxes in 2005, 37.3% in 2004, and 35.3% in 2003. The increase in the effective rate is a direct result of the Company’s increase in volume of taxable income versus tax-exempt income on certain tax-exempt investments.

These rates are below the blended statutory federal income tax rate of 34.0% and the California income tax rate of 11.0%, net of federal tax benefit as a result of the following book to tax adjustments to income for each period: investment income on certain municipal bonds (federal tax exempt), income on life insurance policies (tax exempt) and stock option activity deductions (tax exempt). These book to tax adjustments and income variances from tax-exempt assets cause fluctuations in the effective tax rates.

Financial Condition

A comparison between the summary year-end balance sheets for 2001 through 2005 was presented previously in the table of Selected Financial Data (see Item 6 above). As indicated in that table, the Company’s total assets, loans, and shareholders’ equity have grown each year for the past four years. The Company experienced its most pronounced growth during 2004, with total assets increasing by $102.3 million, or 40%, due to internally generated growth, most significantly in the loan portfolio. The increase in assets was also substantial in 2005, with growth of $99.5 million, or 28%, due primarily to loan growth. Total assets were $456.2 million and $356.7 million at December 31, 2005 and 2004, respectively. The major components of the Company’s balance sheet are individually analyzed below, along with off-balance sheet information.

Loan Portfolio

Total gross loans were $388.5 million at December 31, 2005, compared to $313.7 million and $191.3 million at December 31, 2004 and 2003, respectively. Total gross loans represented 85% of total assets at December 31, 2005, compared to 88% and 75% of total assets at December 31, 2004 and 2003, respectively.

2005 compared to 2004 analysis. Total gross loans increased by $74.8 million, or 24% for the year ended 2005. Real estate loans increased $20.3 million or 10% during 2005 and represented approximately 27% of the total loan growth of $74.8 million. Commercial loans increased $48.6 million or 47% during 2005. The increase in loans was due to the continued success of our business development efforts in and around the marketplaces we serve. From December 31, 2004 to December 31, 2005, the growth in the commercial loan category reduced the real estate loan percentage of total gross loans from 65% to 58% while increased commercial loan to 39% from 33%.

2004 compared to 2003 analysis. Total gross loans increased by $122.4 million or 64% for the year ended 2004. Construction and development loans increased $53.7 million or 76% as of December 31, 2004 due to continuing strong demand for affordable housing in our market areas. Commercial loans increased $60.6 million, or 144% as of December 31, 2004 due to our strong business climate, loan demand and in our continuing effort to diversify our loan portfolio. From December 31, 2003 to December 31, 2004, the growth in commercial loans reduced the percentage of real estate loans to total gross loans from 74% to 65% while commercial loans increased to effectively 33% from 22%.

The following table sets forth the composition of the Company’s loan portfolio as of the dates indicated:

Loan Portfolio Composition

	As of December 31,
	2005		2004		2003		2002		2001
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Real estate loans:
Construction and development	$137,292	35.34%	$124,309	39.62%	$70,654	36.94%	$53,246	37.12%	$37,950	29.76%
Residential loans	3,440	0.89%	3,650	1.16%	6,169	3.23%	9,975	6.95%	17,909	14.04%
Commercial and multi-family	84,813	21.83%	77,316	24.64%	64,260	33.60%	34,297	23.91%	31,218	24.47%
Commercial loans	151,207	38.91%	102,582	32.71%	42,009	21.94%	38,305	26.70%	30,581	23.97%
Consumer loans	2,784	0.72%	1,107	0.35%	2,035	1.06%	1,583	1.11%	2,982	2.34%
Equity lines of credit	7,644	1.97%	3,475	1.11%	4,088	2.14%	4,697	3.27%	4,759	3.73%
Credit card and other loans	1,304	0.34%	1,284	0.41%	2,063	1.09%	1,351	0.94%	2,161	1.69%

Total gross loans	$388,484	100.00%	$313,723	100.00%	$191,278	100.00%	$143,454	100.00%	$127,560	100.00%

Less:
Unearned income	(1,955)		(1,556)		(948)		(570)		(405)
Allowance for loan losses	(5,376)		(4,137)		(2,108)		(1,772)		(1,460)

Total net loans	$381,153		$308,030		$188,222		$141,112		$125,695

Real Estate—Construction and Development

The Company makes loans to finance the construction of residential and commercial properties and to finance land acquisition and development. Construction and development loans are obtained principally through solicitations by the Company and through continued business from builders and developers who have previously borrowed from the Company. When the total amount of a loan would otherwise exceed the Company’s legal lending limit, the Company sells participation interests to other financial institutions to facilitate the extension of credit.

The Company’s owner-occupied single-family construction loans typically have a maturity of twelve months. Construction-to-permanent loans are secured by a deed of trust and usually do not exceed 90% of the appraised value of the home to be built with a minimum of 10% equity. Construction only loans normally do not exceed 80% of the appraised value of the home to be built with a minimum of 10% equity. All owner-occupied single-family construction borrowers have been pre-qualified for long-term loans using Fannie Mae underwriting guidelines. All underwriting on tracts and commercial construction where a portion or all of the property will be leased to a third party is done in conformity with a discounted cash flow analysis.

In connection with land acquisition loans to developers, we typically require the subject property to have a tentative map and be free of adverse environmental issues. Further, we endeavor to make these loans to experienced and financially sound developers in areas where demand and acceptable absorption can be adequately demonstrated to us. The loan to value ratio on raw land typically does not exceed 50% of the appraised value and 65% of the appraised value when offsite improvements are financed. The loans are secured by a first deed of trust and typically require the principal to personally guarantee repayment of the loan.

Construction loans for the purpose of acquiring unimproved land and developing such land into improved residential lots typically have a maturity of 12 to 18 months. These loans typically do not exceed 65% of the appraised value and are secured by a first deed of trust. The principal or principals are typically required to personally guarantee repayment of the loan. To further reduce risk inherent in construction lending, the Company limits the number of properties, which can be constructed on a “speculative” or unsold basis contingent upon absorption rates detailed by an approved appraiser and subject to final review.

The Company’s underwriting criteria is designed to evaluate and minimize the risk of each construction loan. A wide variety of factors are carefully considered before originating a construction loan, including the availability of permanent financing to the borrower (which may be provided by the Company at prevailing market rates); the reputation of the borrower and the contractor; independent valuations and reviews of cost estimates; pre-construction sale information, and cash flow projections of the borrower. At the time of the Company’s origination of a construction loan to a builder, the builder often has a signed contract with a purchaser for the sale of the “to-be-constructed” house, thereby providing reasonable assurance of a repayment source and mitigation of the Company’s underwriting risks. To further reduce risk inherent in construction lending, the Company limits the number of properties, which can be constructed on a “speculative” or unsold basis contingent upon absorption rates detailed by an approved appraiser and subject to final review and approval by the Company’s Real Estate Department Manager. Moreover, the Company controls certain risks associated with construction lending via a fund disbursement/voucher-control system requiring builders to submit itemized bills to the Company (along with appropriate lien releases), and by paying the subcontractors directly. For a contractor meeting specific criteria, loan funds may be disbursed under a “draw” system, directly to the contractor.

Commercial construction loans are underwritten using the actual or estimated cash flow the secured real property would provide to an investor (“Income Approach”) in the event of a default by the borrower. A debt coverage ratio of 1.20:1 and a maximum loan-to-value of 75% are required in most cases.

Real Estate—Residential Loans

As an accommodation, we occasionally offer 1st trust deed mortgages for single-family residences on either a fixed or variable rate basis; however, the majority of new mortgage loan originations are sold to a third party.

The Company places mortgage loans through its loan agents to traditional mortgage lenders. Prior to placement, we perform a full underwriting process. These loans are underwritten to Fannie Mae and Freddie Mac guidelines. On occasion, as an accommodation, we will make loans secured by a first trust deed on a primary or secondary residence, with maturities of 5 to 10 years. Loan to value ratios on these loans typically do not exceed 80% and the borrower must demonstrate historic cash flow to service the payments.

Real Estate—Commercial and Multi-Family

In order to accommodate existing customers and to solicit new commercial loan and deposit relationships, the Company originates permanent loans secured by owner-occupied commercial real estate (investor-owned real estate is only considered on an exception basis as an accommodation to substantial existing customers). The Company’s commercial real estate portfolio primarily includes loans secured by small office buildings and commercial/industrial real properties. Commercial real estate loans may be secured by a combination of both commercial and single-family properties. In addition to the strength and experience of the borrower, location is one of the most important factors in commercial real estate lending. Typically, we will lend up to 75% of an independently appraised value (or evaluation of value for loans under $250,000) and require that the borrower have historical cash flow sufficient to demonstrate a 1.20 times debt coverage ratio. It is also important that the subject property be free from environmental contamination issues. We require the borrower to complete an environmental assessment to ensure that the property is free of contamination.

We secure these loans with either a first or second deed of trust on the subject property and require sufficient insurance with the Company named as loss payee. For investor properties, we typically require that borrowers provide to us annual rent rolls to enable us to analyze the income generated from the property as well as annual financial information from the borrower to monitor the financial health on a going forward basis.

Commercial Loans

The Company’s commercial loans consist of (i) loans secured by commercial real estate and (ii) business loans, which are not secured by real estate, or if secured by real estate, for which the principal source of repayment is expected to be from business income, operating cash flows, etc. For a discussion of the Company’s loans secured by commercial real estate lending see “Real Estate—Commercial and Multi-Family.” Business loans include revolving lines of credit, working capital loans, equipment financing, letters of credit and inventory financing. It is important to know your borrower. It is important to demonstrate that historical cash flows are sufficient to service not only the subject loan, but also all other obligations of the borrower. We typically require a debt coverage ratio of 1.20 for term loans. On loans where accounts receivable and/or inventory are financed, periodic accounts receivable and accounts payable agings are required in order to monitor the integrity of the loan in relation to the collateral. Under certain circumstances unsecured loans may be made and term loans may be made to support asset growth. Typically, advances represent up to 80% of the asset financed.

Consumer and Other Loans

The consumer loans originated by the Company include automobile loans and miscellaneous other consumer loans, including unsecured loans, home lines of credit and credit card accounts. We underwrite these loans based on a satisfactory credit history, verifiable, stable income, and satisfactory financial information. If real estate is taken as collateral, then we are typically in either a first or second trust deed position, appropriately margined, requiring the borrower to have reasonable equity in the asset being financed. We are also named as loss payee on the insurance, and an appraisal or evaluation of value is made to establish an independent value of the real property being financed. If required, an environmental questionnaire is completed by the borrower and/or an environmental report is obtained from an authorized environmental firm to ensure that the subject property if free of hazardous or other environmental concerns. Loans are monitored through various reports generated by the loan system. At December 31, 2005, consumer and other loans were not a significant portion of the Company’s loan portfolio. These loans totaled approximately $11.7 million or 3% of the loan portfolio.

Loan Portfolio Composition

The Company does not have loans to borrowers who are engaged in similar activities where the aggregate amount of the loans exceeds 10% of the loan portfolio unless they are not broken out as a separate category in the loan portfolio composition table.

Loan Interest Rate Sensitivity. The following table provides the maturity distribution and repricing intervals of the Company’s outstanding loans at the date indicated. In addition, the table provides the distribution of such loans between those with variable or (floating) interest rates and those with predetermined or (fixed) interest rates. Floating rate loans are classified according to re-pricing opportunities or rate sensitivity. Fixed rate loans are based on contractual maturities although the borrowers have the ability to prepay the loans.

Loans Repricing or Maturing(15)

	As of December 31, 2005
	Within One Year	After One But Within Five Years	After Five Years	Total
	(Dollars in Thousands)
Real estate loans:
Construction and development	$136,849	$405	$38	$137,292
Residential loans	1,419	31	1,990	3,440
Commercial and multi-family	9,096	21,883	53,834	84,813
Commercial loans	106,896	32,751	11,560	151,207
Consumer loans	2,136	538	110	2,784
Equity lines of credit	7,644	—	—	7,644
Credit card and other loans	1,304	—	—	1,304

Total loans	$265,344	$55,608	$67,532	$388,484

Loans with variable (floating ) interest rates	$193,740	$31,780	$—	$225,520

Loans with predetermined (fixed) interest rates	$71,604	$23,828	$67,532	$162,964

(15)	Loan amounts are shown before deferred loan fees and before the allowance for loan losses.

For a comprehensive discussion of the Company’s liquidity position, re-pricing characteristics of the balance sheet, and sensitivity to changes in interest rates, see the “Liquidity and Market Risk” section.

Off-Balance Sheet Arrangements

During the ordinary course of business, the Company will provide various forms of credit lines to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. The Company’s exposure to credit losses is represented by the contractual amount of these commitments. The Company uses the same credit underwriting policies in granting or accepting such commitments as it does for on-balance-sheet instruments, which consist of evaluating customers’ creditworthiness individually.

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

Total unused commitments to extend credit were $195.8 million at December 31, 2005 and $160.3 million at December 31, 2004, representing 50% of and 51% of outstanding gross loans at December 31, 2005 and 2004, respectively. The Company’s standby letters of credit were $2.6 million and $1.2 million at December 31, 2005 and 2004, respectively.

The effects on the Company’s revenues, expenses, cash flows and liquidity from the unused portions of the commitments to provide credit cannot be reasonably predicted, because there is no guarantee that the lines of credit will ever be used.

For more information regarding the Company’s off-balance sheet arrangements, see Note 12 to the financial statements located elsewhere herein.

Contractual Obligations

At the end of 2005, the Company had contractual obligations for the following payments, by type and period due:

Payments Due by Period

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
	(Dollars in Thousands)
Long-term debt obligations	$18,306	$—	$—	$—	$18,306
Capital lease obligations	—	—	—	—	—
Operating lease obligations	3,172	1,015	1,469	688	—
Purchase obligations	—	—	—	—	—
Other long-term obligations	—	—	—	—	—

Total	$21,478	$1,015	$1,469	$688	$18,306

Nonperforming Assets

The Company’s policy is to recognize interest income on an accrual basis unless the full collectibility of principal and interest is uncertain. Loans that are delinquent 90 days or more, unless well secured and in the process of collection, are placed on nonaccrual status on a cash basis, and previously accrued but uncollected interest is reversed against income. Thereafter, income is recognized only as it is collected in cash. Collectibility is determined by considering the borrower’s financial condition, cash flow, quality of management, the existence of collateral or guarantees and the state of the local economy. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts (contractual interest and principal) according to the contractual terms of the loan. A restructured loan is a loan on which terms or conditions have been modified due to the deterioration of the borrower’s financial condition.

Nonperforming assets include loans for which interest is no longer accruing, loans 90 or more days past due and still accruing, restructured loans and other real estate owned. Nonperforming assets at December 31, 2005 were $994,000 compared to $125,000 at December 31, 2004, representing 0.26% and 0.04% of gross loans, respectively.

Nonperforming assets as of December 31, 2005 included nine commercial loans and represented the entire $994,000. However, to put this into perspective, the balance of commercial loans increased 47% and 144% in 2005 and 2004, respectively. As a percent of gross loans, 0.04% in 2004 is unusually low and 0.26% in 2005 is still well below our peer group. The Company had no other real estate owned at December 31, 2005. There were no loans 90 days or more past due and still accruing at December 31, 2005.

Nonperforming assets as of December 31, 2004 included three commercial loans totaling $125,000. The Company had no other real estate owned at December 31, 2004. There were no loans 90 days or more past due and still accruing at December 31, 2004.

The increase from 2004 to 2005 was primarily attributable to the addition of six commercial loans totaling $905,000 placed on nonaccrual status, offset by principal paydowns totaling approximately $32,000 on loans that remain on nonaccrual status.

Although we believe that non-performing loans are generally well secured and that the potential losses are provided for in our allowance for credit losses, there can be no assurance that future deterioration in economic conditions or collateral values will not result in future credit losses.

The following table provides information with respect to the components of the Company’s nonperforming assets as of the dates indicated:

Nonperforming Assets

	As of December 31,
	2005	2004	2003	2002	2001
	(Dollars in Thousands)
Nonaccrual loans:(16)
Real estate loans:
Construction and development	$—	$—	$69	$—	$—
Residential loans	—	—	—	221	200
Commercial and multi-family	—	—	353	173	—
Commercial loans	994	125	175	—	28
Consumer loans	—	—	8	—	13
Equity lines of credit	—	—	—	—	—
Credit card and other loans	—	—	16	—	—

Total nonaccrual loans	994	125	621	394	241

Loans 90 days or more past due (as to principal or interest) and still accruing:
Real estate loans:
Construction and development	—	—	—	—	—
Residential loans	—	—	—	50	—
Commercial and multi-family	—	—	—	—	—
Commercial loans	—	—	—	137	—
Consumer loans	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Credit card and other loans	—	—	—	—	—

Total loans 90 days or more past due and still accruing	—	—	—	187	—

Restructured loans	—	—	—	—	—

Total nonperforming loans	994	125	621	581	241
Other real estate owned	—	—	—	—	—

Total nonperforming assets	$994	$125	$621	$581	$241

Nonperforming loans as a percentage of total gross loans(17)	0.26%	0.04%	0.33%	0.41%	0.19%
Nonperforming assets as a percentage of total loans and other real estate owned	0.26%	0.04%	0.33%	0.41%	0.19%
Allowance for loan losses to nonperforming loans	540.85%	3,309.60%	339.45%	304.99%	605.80%
Allowance for loan losses	$5,376	$4,137	$2,108	$1,772	$1,460

(16)	During the year ended December 31, 2005, no income related to these loans was included in net income. Additional interest income of approximately $17,000, would have been recorded for the year ended December 31, 2005 if these loans had been paid in accordance with their original terms and had been outstanding throughout the applicable period then ended or, if not outstanding throughout the applicable period then ended, since origination.
(17)	Total loans are gross loans less unearned income.

Allowance For Loan Losses

Arriving at an appropriate level of an allowance for loan losses involves a high degree of judgment. Our allowance for loan losses provides for probable losses based upon an evaluation of known and inherent risks in the loan and lease portfolio. The determination of the balance in the allowance for loan losses is based on an analysis of the loan and lease receivable portfolio using a systematic methodology that reflects an amount that, in our judgment, is adequate to provide for probable loan losses inherent in the portfolio.

The allowance for loan losses totaled $5.4 million at December 31, 2005 compared to $4.1 million and $2.1 million at December 31, 2004 and 2003, respectively and as a percentage of total loans outstanding was 1.39%, 1.33% and 1.11%, respectively. The process for monitoring the adequacy of the allowance, as well as supporting documentation regarding the allowance follows.

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

As of December 31, 2005, the aggregate loan portfolio risk ratings were stratified as follows:

Pass/Homogeneous:	92.34%
Special Mention:	5.97%
Substandard:	1.60%
Doubtful:	0.09%

100.00%

Net loan charge-offs during 2005 approximated $901,000 or 0.25% of average total loans, compared to $69,000 or 0.03% during 2004 and $24,000 or 0.01% in 2003. In 2005, $616,000 of the net loan charge-offs is represented by one SBA loan. The Company is still in the process of filing with the SBA to recover on the guarantee.

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

Except for nonperforming assets, and impaired loans, Management is not aware of any loans as of December 31, 2005 for which known credit problems of the borrower would cause serious doubt as to the ability of such borrowers to comply with their present loan repayment term. Management cannot, however, predict the extent to which the deterioration in general economic conditions, real estate values, increase in general rates of interest, changing financial conditions or business of a borrower may adversely affect a borrower’s ability to repay. The ratio of the allowance for loan losses to total loans was determined by Management to be adequate at December 31, 2005 and December 31, 2004.

The following table summarizes the activity in the Company’s allowance for loan losses for the periods indicated:

Allowance for Loan Losses

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in Thousands)
Balances:
Average total loans outstanding during period	$362,231	$257,005	$161,207	$134,169	$118,428

Total loans outstanding at end of period, net of unearned income	$386,529	$312,167	$190,330	$142,884	$127,155

Allowance for Loan Losses:
Balance at beginning of period	$4,137	$2,108	$1,772	$1,460	$868
Acquisition of allowance for loan losses, Palomar Community Bank	—	—	—	—	603
Charge-offs:
Real estate loans:
Construction and development	—	—	—	—	64
Residential loans	—	—	—	49	—
Commercial and multi-family	—	—	—	—	—
Commercial loans	996	121	217	71	163
Consumer loans	2	14	2	65	—
Equity lines of credit	—	—	—	—	—
Credit card and other loans	10	20	2	9	79

Total charge-offs	1,008	155	221	194	306

Recoveries:
Real estate loans:
Construction and development	—	—	—	3	2
Residential loans	2	2	23	—	—
Commercial and multi-family	—	—	—	—	—
Commercial loans	105	79	140	15	5
Consumer loans	—	4	34	11	—
Equity lines of credit	—	—	—	—	—
Credit card and other loans	—	1	—	—	6

Total recoveries	107	86	197	29	13

Net charge-offs	(901)	(69)	(24)	(165)	(293)
Provision charged to operations	2,140	2,098	360	477	411
Reclassification for off-balance sheet commitments	—	—	—	—	(129)

Allowance for loan losses balance, end of period	$5,376	$4,137	$2,108	$1,772	$1,460

Ratios:(18)
Net loan charge-offs to average total loans	0.25%	0.03%	0.01%	0.12%	0.25%
Allowance for loan losses to average total loans	1.48%	1.61%	1.31%	1.32%	1.23%
Allowance for loan losses to total loans at end of period	1.39%	1.33%	1.11%	1.24%	1.15%
Allowance for loan losses to total nonperforming loans	540.85%	3,309.60%	339.45%	304.99%	605.80%
Net loan (charge-offs) recoveries to allowance for loan losses at end of period	(16.76)%	(1.67)%	(1.14)%	(9.31)%	(20.07)%
Net loan (charge-offs) recoveries to provision for loan losses	(42.10)%	(3.29)%	(6.67)%	(34.59)%	(71.29)%

(18)	Total loans are gross loans less unearned income.

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

Allocation of Allowance for Loan Losses

	As of December 31,
	2005		2004		2003		2002		2001
Balance at End of Period Applicable to	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans
	(Dollars in Thousands)
Real estate loans:
Construction and development	$1,705	35.34%	$1,697	39.62%	$534	36.94%	$671	37.12%	$200	29.76%
Residential loans	33	0.89%	47	1.16%	114	3.23%	80	6.95%	157	14.04%
Commercial and multi-family	835	21.83%	454	24.64%	392	33.60%	277	23.91%	273	24.47%
Commercial loans	2,583	38.91%	1,859	32.71%	975	21.94%	596	26.70%	571	23.97%
Consumer loans	98	0.72%	25	0.35%	—	0.31%	—	1.11%	69	2.34%
Equity lines of credit	115	1.97%	39	1.11%	46	2.14%	70	3.27%	25	3.73%
Credit card and other loans	6	0.34%	16	0.41%	47	1.84%	78	0.94%	45	1.69%
Not allocated	—	—	—	—	—	—	—	—	120	—

Total allowance for loan loss	$5,376	100.00%	$4,137	100.00%	$2,108	100.00%	$1,772	100.00%	$1,460	100.00%

Total loans net of unearned income	$386,529		$312,167		$190,330		$142,884		$127,155

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

Investment Securities

The Company’s investment portfolio provides income to the Company and also serves as a source of liquidity. Total yield, risk and maturity are among the factors considered in building the investment portfolio. Pursuant to FASB 115, securities must be classified as “held to maturity,” “available for sale,” or “trading securities.” Those securities held in the “available for sale” category must be carried on the Company’s books at fair market value. At December 31, 2005, 2004 and 2003, 100% of the investment securities owned by the Company were classified as “available for sale.”

At December 31, 2005, the Company’s investment portfolio at fair value consisted of $8.2 million in federal agency mortgage-backed securities and $4.0 million in obligations of states and local government securities for a total of $12.2 million. At December 31, 2004, the portfolio consisted of $198,000 in U.S. treasury and government agency securities, $15.8 million in federal agency mortgage-backed securities and $4.1 million in obligations of states and local government securities for a total of $20.1 million.

The $7.9 million or 39% decrease in 2005 and the $15.4 million or 43% decrease in 2004 in the Company’s investment portfolio was primarily due to principal paydowns on the federal agency mortgage-backed securities. The proceeds received from the payoffs were used to fund the Company’s loan growth and reduce borrowings.

The following table summarizes the amortized cost, unrealized gains and losses, fair value and distribution of the Company’s investment securities as of the dates indicated:

Investment Portfolio

	As of December 31,
	2005				2004				2003
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in Thousands)
Available for Sale:
U.S. treasury and government agency securities	$—	$—	$—	$—	$200	$—	$(2)	$198	$705	$13	$—	$718
Federal agency mortgage-backed Securities	8,242	51	(120)	8,173	15,754	110	(113)	15,751	30,302	285	(63)	30,524
Obligations of states and local government securities	3,937	98	—	4,035	3,971	176	—	4,147	4,084	213	—	4,297

Total	$12,179	$149	$(120)	$12,208	$19,925	$286	$(115)	$20,096	$35,091	$511	$(63)	$35,539

The following table summarizes, as of December 31, 2005, the maturity characteristics of the investment portfolio, by investment category. Expected remaining maturities may differ from remaining contractual maturities because obligors may have the right to prepay certain obligations with or without penalties.

Investment Maturities and Repricing Schedule

	As of December 31, 2005
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
Available for Sale:
Federal agency mortgage-backed securities	$1,471	4.00%	$6,255	3.85%	$351	4.37%	$96	3.33%	$8,173	3.89%
Obligations of states and local government securities	338	4.31%	2,089	4.35%	1,608	5.37%	—	—	4,035	4.75%

Total	$1,809	4.06%	$8,344	3.98%	$1,959	5.19%	$96	3.33%	$12,208	4.18%

As of December 31, 2005, 2004 and 2003, the Company’s investments in interest-bearing time certificates of deposit at other financial institutions totaled $2.3 million, $4.0 million and 4.8 million, respectively.

Cash and due from banks

Cash on hand and balances due from correspondent banks totaled $16.9 million at the end of 2005 and $5.7 million at the end of 2004. At December 31, 2005, cash and due from banks comprised 3.7% of total assets, compared to 1.6% at December 31, 2004. These balances fluctuate frequently and by large amounts depending on the status of cash items in process of collection and cash on hand, thus period-end balances are not optimal indicators of trends in cash and due from banks. Annual average balances provide a much more appropriate gauge. The average balance for 2005 was $10.6 million, a decrease from the average of $10.9 million for 2004.

Even with the addition of the Irwindale and Temecula branches in 2005, the average balance still declined slightly for the year due to more aggressive monitoring of our correspondent bank balances and management of branch cash levels.

Deposits

Information concerning the average balance and average rates paid on deposits by deposit type for the past three fiscal years is contained in the Distribution, Rate, and Yield table located in the previous section on Results of Operations—Net Interest Income and Net Interest Margin. The composition and cost of the Company’s deposit base are important components in analyzing the Company’s net interest margin and balance sheet liquidity characteristics, both of which are discussed in greater detail in other sections herein. The Company’s liquidity is impacted by the volatility of deposits or other funding instruments, or in other words by the propensity of that money to leave the institution for rate-related or other reasons. Potentially, the most volatile deposits in a financial institution are jumbo certificates of deposits, meaning time deposits with balances that equal or exceed $100,000, as customers with balances of that magnitude are typically more rate-sensitive than customers with smaller balances. The Company’s community-oriented deposit gathering activities, however, seem to have gathered a base of local customers who tend to display more brand loyalty and thus are less likely to leave the Company than might otherwise be expected.

Total deposits were $401.3 million at December 31, 2005, compared to $291.8 million and $212.8 million at December 31, 2004 and 2003, respectively, and represented increases of 38% and 37% in 2005 and 2004, respectively.

2005 compared to 2004 analysis. Total deposits increased $109.5 million, or 38%, to $401.3 million at December 31, 2005 from $291.8 million at December 31, 2004. Noninterest-bearing demand deposits increased $13.5 million or 15% at December 31, 2005 as compared to December 31, 2004. Interest-bearing demand deposits and money market accounts increased $67.7 million, or 68% at December 31, 2005 as compared to December 31, 2004. Savings deposit accounts increased $2.2 million or 8% at December 31, 2005 as compared to December 31, 2004. Time deposits $100,000 or greater increased $20.0 million, or 50% at December 31, 2005 as compared to December 31, 2004, while other time deposits increased $6.1 million, or 18%.

The Company had a favorable increase in noninterest-bearing demand deposits from December 31, 2004 to December 31, 2005; however, the percent to total average deposits stayed almost the same. This favorable increase is primarily attributable to new deposit relationships, coupled with an increase in deposits with our existing customers. The increase in interest-bearing demand deposits and money market accounts was primarily the result of additional money market deposits acquired as a result of a promotional money market account offered to businesses and consumers during 2005. The increase in time deposits $100,000 or greater was primarily the result of additional brokered certificates of deposit acquired to support our loan growth. The overall increase in deposits has helped improve the Company’s liquidity position during 2005.

From December 31, 2004 to December 31, 2005 the percentage of total average deposits represented by time deposits $100,000 or greater changed to 17% from 15% while average savings deposits changed to 7% from 10%. Average money market deposits changed to 29% from 25% while average interest-bearing demand deposits as a percentage of total average deposits changed to 6% from 8%.

2004 compared to 2003 analysis. When comparing total deposits at December 31, 2004 as compared to December 31, 2003, the majority of the deposit increase in 2004 occurred in interest-bearing demand deposits and money market accounts, which increased by $40.0 million or 66% and increased its percent of total deposits from 28% to 34%. The increase in interest-bearing demand deposits and money market accounts was primarily the result of a promotional money market account offered to businesses and consumers during the second quarter of 2004. In addition, noninterest-bearing accounts increased $26.0 million or 39%. Savings deposit accounts increased $5.1 million or 25%. Time deposits of $100,000 or greater had a slight increase of $900,000, other time deposits increased $7.1 million or 27%.

From December 31, 2003 to December 31, 2004 the percentage of total average deposits represented by time deposits $100,000 or greater changed to 15% from 19% while average other time deposits changed to 12% from 14%. Average money market deposits changed to 25% from 18%.

The following table summarizes the composition of average deposits as a percentage of total average deposits for the periods indicated:

Percent of Total Average Deposit Composition

	For the Years Ended December 31,
	2005	2004	2003
	Percent of Total	Percent of Total	Percent of Total
Demand deposits, noninterest bearing	30.41%	30.47%	30.43%
Interest-bearing deposits:
Interest-bearing demand deposits	6.17%	7.61%	8.97%
Money market deposits	28.55%	25.23%	18.43%
Savings deposits	7.11%	9.67%	9.18%
Time deposits $100,000 or greater	16.87%	14.70%	19.02%
Other time deposits	10.89%	12.32%	13.97%

Total average deposits	100.00%	100.00%	100.00%

The Company’s cost of funds is calculated as total interest expense on interest-bearing deposits and other interest-bearing liabilities, as a percentage of average interest-bearing deposits and other interest-bearing liabilities.

2005 compared to 2004 analysis. From December 31, 2004 to December 31, 2005 market rate increases impacted the Company’s cost of funds. The rate paid on the Company’s interest-bearing liabilities increased to 2.53% at December 31, 2005 from 1.58% at December 31, 2004. The increase is attributable to the increases in rates paid on time deposits as a result of additional brokered certificates of deposit acquired to help support our loan growth, the rates paid on money market deposits as a result of a promotional money market account offered to businesses and consumers during 2005 and the rate paid on the Company’s subordinated notes payable to subsidiary trusts, due to the increases in the libor rate.

2004 compared to 2003 analysis. The rate paid on the Company’s interest-bearing deposits increased to 1.35% at December 31, 2004 from 1.27% at December 31, 2003. The increase from 2003 to 2004 is primarily attributable to the promotional interest rate on money market accounts offered during 2004.

The following table summarizes the distribution of average daily deposits and the average daily rates paid for the periods indicated:

Average Deposits and Other Borrowings

	For the Years Ended December 31,
	2005		2004		2003
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in Thousands)
Demand deposits, noninterest bearing	$105,462	0.00%	$81,185	0.00%	$60,543	0.00%

Interest-bearing deposits:
Interest-bearing demand deposits	21,400	0.26%	20,255	0.20%	17,851	0.24%
Money market deposits	99,052	2.25%	67,188	1.31%	36,666	0.97%
Savings deposits	24,655	0.76%	25,752	0.65%	18,266	0.63%
Time deposits $100,000 or greater	58,537	3.16%	39,144	2.01%	37,834	2.25%
Other time deposits	37,787	2.88%	32,811	1.93%	27,804	1.43%

Total interest-bearing deposits	$241,431	2.24%	$185,150	1.35%	$138,421	1.27%

FHLB borrowings	22,255	2.92%	12,571	1.49%	2,679	1.23%
Federal funds purchased	708	2.68%	723	1.80%	404	1.73%
Subordinated notes payable to subsidiary trusts	14,492	6.73%	12,877	4.88%	—	—
Redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures	—	—	—	—	6,000	5.12%

Total deposits and other borrowings	$384,348	1.84%	$292,506	1.14%	$208,047	1.01%

Average rate excluding demand deposits		2.53%		1.58%		1.43%

The following table sets forth the scheduled maturities of the Company’s time deposits in denominations of $100,000 or greater at December 31, 2005:

	3 Months or Less	Over 3 Months Through 6 Months	Over 6 Months Through 12 Months	Over 12 Months	Total
	(Dollars in Thousands)
December 31, 2005	$15,061	$11,100	$18,925	$15,007	$60,093

Other Borrowings

The Company utilizes other short-term borrowings to temporarily fund loan growth when customer deposit growth has not kept pace with increases in outstanding loan balances, or when additional liquidity is required to support higher customer cash utilization.

Short-term borrowings principally include overnight fed funds purchased and advances from the Federal Home Loan Bank of San Francisco (FHLB). The details of these borrowings for the years 2005, 2004, and 2003 are presented below:

Short-term Borrowings

	2005	2004	2003
	(dollars in thousands)
Federal funds purchased:
Balance at December 31,	$—	$475	$1,850
Average amount outstanding	$708	$723	$404
Maximum amount outstanding at any month end	$7,000	$4,750	$5,515
Average interest rate for the year	2.68%	1.80%	1.73%
FHLB Borrowings:
Balance at December 31,	$—	$21,000	$7,600
Average amount outstanding	$22,255	$12,571	$2,679
Maximum amount outstanding at any month end	$40,000	$21,000	$7,600
Average interest rate for the year	2.92%	1.49%	1.23%

Capital Resources

Total Shareholders’ equity was $33.4 million at December 31, 2005, compared to $28.0 million and $24.4 million at December 31, 2004 and 2003, respectively. The increase of $5.4 million or 19% as of December 31, 2005 was primarily due to $5.1 million in year-to-date net income and proceeds of $426,000 from the exercise of stock options and the issuance of restricted stock awards, net, less the $86,000 decline in the unrealized gain of marketable securities. The increase of $3.6 million or 15% as of December 31, 2004 was primarily due to $3.0 million in year-to-date net income and proceeds of $742,000 from the exercise of stock options and the issuance of restricted stock awards, net, less the $165,000 decline in the unrealized gain of marketable securities.

As of December 31, 2005, the Company’s Total Risk-Based and Tier 1 Risk-Based Capital Ratios were 12.86% and 9.92%, compared to 12.26% and 9.89% at December 31, 2004. Tier 1 Capital for these purposes includes trust preferred securities up to twenty-five percent of the Company’s core capital. As of December 31, 2005, the Bank’s Total Risk-Based and Tier 1 Risk-Based Capital Ratios were 12.49% and 11.24%, compared to 11.68% and 10.43% at December 31, 2004. At December 31, 2005, the Company’s leverage ratio was 9.02%, compared to 9.25% at December 31, 2004. As of December 31, 2005, the Bank’s Leverage Capital Ratio was 10.21%, compared to 9.73% at December 31, 2004. As of the end of 2005, both the Company and the Bank were considered to be “well capitalized” by regulatory standards. We do not foresee any circumstances that would cause the either the Company or the Bank to be less than “well capitalized”, although no assurance can be given that this will not occur.

Detailed information concerning the capital amounts and ratios for both the Company and the Bank is contained in Note 16 to the financial statements appearing elsewhere herein.

The Company uses a variety of measures to evaluate capital adequacy. Management reviews various capital measurements on a monthly basis and takes appropriate action to ensure that such measurements are within established internal and external guidelines. The external guidelines, which are issued by the Federal Reserve Board and the FDIC, establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures. There are two categories of capital under the Federal Reserve Board and FDIC guidelines: Tier 1 and Tier 2 Capital. Tier 1 Capital currently includes common shareholders’ equity and the proceeds from the issuance of trust preferred securities (trust preferred securities are included up to a maximum of 25% of Tier 1 capital), less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on securities available for sale, which are carried at fair market value. Tier 2 Capital includes preferred stock and certain types of debt equity, which the Company does not hold, as well as the allowance for loan losses, subject to certain limitations. (For a more detailed definition, see “Item 1, Business—Capital Adequacy Requirements—Prompt Corrective Action Provisions” herein.)

Management anticipates that continued growth of the Company may require the Company to raise additional funds through sales of the Company’s common stock or the issuance of trust preferred securities in order to meet regulatory capital requirements. No assurance can be given that at such time as the Company determines to increase its capital through a stock offering or through the issuance of trust preferred securities that it will be able to do so, or that it will be able to do so on terms the Company deems favorable.

Liquidity and market risk management

Liquidity

The Company’s liquidity is primarily a reflection of the Company’s ability to raise money quickly, without principal loss and at a reasonable cost to meet loan demand and deposit withdrawals, and to service other liabilities as they come due. The Company has adopted policies to manage its liquidity position so it can respond to changes in the financial environment and ensure that sufficient funds are available to meet those needs. Generally, the Company’s major sources of liquidity are customer deposits, maturities, paydowns and sales of investment securities, the use of federal funds markets, borrowings from correspondent banks, borrowings from the Federal Home Loan Bank (FHLB) and net cash provided by operating activities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments, which are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors, are not. Liquid assets include cash and due from banks, less the federal reserve requirement, federal funds sold, interest-bearing deposits in financial institutions, unpledged investment securities available-for-sale, Federal Home Loan Bank stock investment, less the stock requirement, restricted at cost, Pacific Coast Bankers’ Bank stock investment, restricted at cost, and cash surrender value of life insurance.

In order to augment liquidity, as of December 31, 2005 the Company has Federal Funds borrowing arrangements with four correspondent banks totaling $25.0 million, and a secured line of credit with the FHLB totaling approximately $39.7 million.

On a consolidated basis, the Company’s liquidity ratio, with policy guidelines of “above 10%” is a measure of liquid assets to deposits, plus short-term liabilities, plus federal home loan bank borrowings, due within one year, less pledged deposits for treasury tax and loan, increased to 14.98% at December 31, 2005 from 6.76% as of December 31, 2004. The Company also monitors its net non-core funding dependence ratio, with policy guidelines of “less than 25%”. The net non-core dependence ratio is a measure of non-core liabilities less short-term investments, divided by long-term earning assets. It was 7.08% at December 31, 2005 and 23.94% at December 31, 2004.

We believe it is beneficial to take advantage of the earnings opportunity presented by current loan demand, and to make certain temporary arrangements to ensure adequate liquidity, until our deposit growth has an opportunity to catch-up to the loan growth. In order to enhance our deposit growth, we have a plan in place to increase deposits by:

1)	Encouraging deposit relationships with all loan customers;

2)	Revising the incentive program for business development officers to reward deposit growth;

3)	Hiring personnel whose primary focus is deposit growth;

4)	Advertising competitive deposit rates;

5)	Offering deposit promotions; and

6)	Buying brokered deposits and public funds to a limit of 15% of total deposits.

As of December 31, 2005, total brokered deposits and public funds as a percentage of total deposits were 6.99%.

In addition, to the extent that we are not able to generate sufficient deposit growth to maintain our target liquidity ratio, we will continue to utilize the FHLB for borrowings, as well as short-term borrowings from our correspondent banks, and will also, where appropriate, sell loan participations to other banks.

Management is of the opinion that the standby funding sources it has in place are adequate and reliable to meet the Company’s current and anticipated short-term liquidity needs.

The following table sets forth certain information with respect to the Company’s liquidity as of December 31, 2005 and December 31, 2004.

Liquidity

	December 31, 2005	December 31, 2004
	(Dollars in Thousands)
Cash and due from banks (less FRB reserve requirement)	$16,015	$5,195
Federal funds sold	21,505	—
Interest-bearing deposits in financial institutions	2,334	3,964
Unpledged investment securities, available-for-sale	11,904	4,891
Stock investments, restricted at cost (less FHLB stock requirement)	1,620	628
Cash surrender value of life insurance	6,735	6,488

Total liquid assets	$60,113	$21,166

Liquidity ratio:
Ending deposits and short-term liabilities	14.98%	6.76%

Interest Rate Risk Management

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

Asset/Liability Management

The Company seeks to control its interest rate risk exposure in a manner, which will allow for adequate levels of earnings and capital over a range of possible interest rate environments. The Company has adopted formal policies and practices to monitor and manage interest rate risk exposure. As part of this effort, the

Company measures interest rate risk utilizing both a modeling program from an outside vendor, as well as reports from third party sources, which can be compared and analyzed together, enabling Management to better manage economic risk and interest rate risk.

The fundamental objective of the Company’s Management of its assets and liabilities is to maximize the economic value of the Company while maintaining adequate liquidity and an exposure to interest rate risk deemed by Management to be acceptable. Management believes an acceptable degree of exposure to interest rate risk results from the management of assets and liabilities through maturities, pricing and mix to attempt to neutralize the potential impact of changes in market interest rates. The Company’s profitability is dependent to a large extent upon its net interest income, which is the difference between its interest income on interest-earning assets such as loans and securities, and its interest expense on interest-bearing liabilities, such as deposits and borrowings. The Company, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets reprice differently than its interest-bearing liabilities, and not at the same time, or to the same magnitude. The Company manages its mix of assets and liabilities with the goal of limiting its exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds. Interest income and interest expense are affected by general economic conditions and by competition in the marketplace. The Company’s interest and pricing strategies are driven by its asset/liability management analyses and by local market conditions.

In connection with the foregoing strategy, the Company studies the net change in interest income and net interest margin given immediate and parallel interest rate shocks over a 12-month horizon. The Company’s goal is to manage the effect of these changes within Board-established parameters of “less than a 10% change” for up/down 100 and 200 basis points. Shown below are possible changes to net interest income and the net interest margin based upon the model’s program under 100 and 200 basis point increases or decreases as of December 31, 2005:

Change (in Basis Points)	Net Interest Income (next twelve months)	Change in Net Interest Income	% Change in Net Interest Income	Net Interest Margin(19)
(Dollars in Thousands)
+200	$31,195	$4,864	18.47%	7.35%
+100	28,783	2,451	9.31%	6.79%
0	26,332	—	(0.00)%	6.21%
– 100	24,335	(1,997)	(7.58)%	5.74%
– 200	22,264	(4,068)	(15.45)%	5.25%

(19)	Excluding loan fees.

These results indicate the effect of immediate rate changes, which are unlikely and do not consider the yield from reinvesting in short-term versus long-term instruments. This report shows liquidation values in an extremely downward movement, which is highly unlikely. Although out of compliance in one area, still produce acceptable results, which exceed peer. The net interest margin will improve if rates rise and decline if rates fall. Management and the Board of Directors consider the results indicated by the report acceptable.

The following table sets forth the interest rate sensitivity of the Company’s interest-earning assets and interest-bearing liabilities as of December 31, 2005 using the interest rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms. Actual payment patterns may differ from contractual payment patterns.

Interest Rate Sensitivity Analysis as of December 31, 2005

	Amounts Subject to Repricing Within
	0-3 Months	3-12 Months	1-5 Years	After 5 Years	Non Sensitive	Total
	(Dollars in Thousands)
Assets
Loans, net of deferred fees	$205,603	$57,454	$55,286	$67,191	$994	$386,529
Allowance for loan losses	—	—	—	—	(5,376)	(5,376)
Investment securities	368	1,441	8,344	2,055	—	12,208
Stock Investments, restricted, at cost	—	—	—	1,620	—	1,620
Interest-bearing deposits with banks	—	618	1,617	99	—	2,334
Cash surrender value of life insurance	—	—	—	6,735	—	6,735
Non-interest earning assets	—	—	—	—	52,142	52,142

Total assets	$205,971	$59,513	$65,247	$77,700	$47,760	$456,192

Liabilities
Noninterest-bearing deposits	$—	$—	$—	$—	$106,121	$106,121
Interest-bearing deposits	129,697	108,692	28,537	28,228	—	295,154
Subordinated notes payable to subsidiary trusts	13,151	—	5,155	—	—	18,306
Other liabilities	—	—	—	—	3,190	3,190
Shareholders’ equity	—	—	—	—	33,421	33,421

Total liabilities and shareholders’ equity	$142,848	$108,692	$33,692	$28,228	$142,732	$456,192

Interest rate sensitivity gap	$63,123	$(49,179)	$31,555	$49,472	$(94,972)
Cumulative interest rate sensitivity gap	$63,123	$13,945	$45,500	$94,972	—

The preceding table indicates that the Company had a positive one-year cumulative gap of $13.9 million at December 31, 2005. This gap position suggests that we are asset-sensitive. In any interest rate environment, the opportunity to reprice assets in the same dollar amounts and at the same time, as liabilities would minimize interest rate risk. The difference between the amounts of assets and liabilities repriced at the same time, or “gap,” represents the risk, or opportunity, in repricing. If more assets than liabilities are repriced at a given time in a rising rate environment net interest income would improve while in a declining rate environment net interest income would decline. If more liabilities than assets were repriced under the same conditions the opposite would result.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information concerning quantitative and qualitative disclosures about market risk is included as part of Part II, Item 7 above. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Market Risk Management.”

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company and Subsidiary at December 31, 2005 and 2004 and for each of the years in the three-year period ended December 31, 2005, are included herein:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of 1st Centennial Bancorp Redlands California

We have audited the accompanying consolidated statements of condition of 1st Centennial Bancorp and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 1st Centennial Bancorp and subsidiary as of December 31, 2005 and 2004, and the results of its operations and cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/    HUTCHINSON AND BLOODGOOD LLP

Glendale, California

February 1, 2006 (except for Note 24, which is as of February 24, 2006)

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

December 31, 2005 and 2004

(Dollars In Thousands)

	2005	2004
ASSETS
Cash and due from banks	$16,862	$5,695
Federal funds sold	21,505	—

Total cash and cash equivalents	38,367	5,695
Interest-bearing deposits in financial institutions	2,334	3,964
Investment securities, available-for-sale	12,208	20,096
Stock investments, restricted, at cost	1,620	1,615
Loans, net of allowance for loan losses of $5,376 and $4,137	381,153	308,030
Accrued interest receivable	2,425	766
Premises and equipment, net	3,652	3,113
Goodwill	4,180	4,180
Cash surrender value of life insurance	6,735	6,488
Other assets	3,518	2,731

Total assets	$456,192	$356,678

LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$106,121	$92,620
Interest-bearing deposits	295,154	199,182

Total deposits	401,275	291,802
Accrued interest payable	170	315
Federal funds purchased	—	475
Borrowings from Federal Home Loan Bank	—	21,000
Other liabilities	3,020	1,934
Subordinated notes payable to subsidiary trusts	18,306	13,151

Total liabilities	422,771	328,677

COMMITMENTS AND CONTINGENCIES (Notes 12 and 14)
SHAREHOLDERS’ EQUITY
Common stock, no par value; authorized 10,000,000 shares, issued and outstanding 2,100,075 and 1,939,611 shares at December 31, 2005 and 2004, respectively	26,803	21,208
Retained earnings	6,617	6,706
Accumulated other comprehensive income	1	87

Total shareholders’ equity	33,421	28,001

Total liabilities and shareholders’ equity	$456,192	$356,678

The accompanying notes are an integral part of these consolidated financial statements.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS

Years Ended December 31, 2005, 2004 and 2003

(Dollars In Thousands, Except Per Share Data)

	2005	2004	2003
Interest income:
Interest and fees on loans	$32,097	$22,442	$15,174
Deposits in financial institutions	134	200	233
Federal funds sold	350	66	90
Investments:
Taxable	450	841	984
Tax-exempt	165	169	174

Total interest income	33,196	23,718	16,655

Interest expense:
Interest bearing demand and savings deposits	2,472	1,085	512
Time deposits $100,000 or greater	1,852	788	850
Other time deposits	1,089	634	397
Interest on borrowed funds	1,643	828	347

Total interest expense	7,056	3,335	2,106

Net interest income	26,140	20,383	14,549
Provision for loan losses	2,140	2,098	360

Net interest income after provision for loan losses	24,000	18,285	14,189

Noninterest income:
Customer service fees	1,376	1,221	1,279
Gains from sale of loans	1,394	295	389
Conduit loan sale income	972	398	607
Other income	714	694	756

Total noninterest income	4,456	2,608	3,031

Noninterest expense:
Salaries and employee benefits	11,445	9,913	8,432
Net occupancy expense	2,051	1,462	1,510
Other operating expenses	6,617	4,705	4,049

Total noninterest expense	20,113	16,080	13,991

Income before provision for income taxes	8,343	4,813	3,229
Provision for income taxes	3,260	1,793	1,141

Net income	$5,083	$3,020	$2,088

Basic earnings per share	$2.44	$1.48	$1.09

Diluted earnings per share	$2.27	$1.38	$1.03

The accompanying notes are an integral part of these consolidated financial statements.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2005, 2004 and 2003

(Dollars In Thousands, Except Share Data)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2002	1,202,517	$13,913	$2,957	$323	$17,193

Comprehensive income:
Net income	—	—	2,088	—	2,088
Change in net unrealized gain on investment securities available-for-sale, after tax effects	—	—	—	(71)	(71)

Total comprehensive income					2,017

Stock dividend	59,888	1,347	(1,347)	—	—
Cash paid in lieu of fractional shares	—	—	(6)	—	(6)
Issuance of common stock, net	225,000	4,871	—	—	4,871
Issuance of restricted stock for legal settlement	12,960	295	—	—	295
Exercise of stock options, including tax benefit	1,916	30	—	—	30

Balance, December 31, 2003	1,502,281	20,456	3,692	252	24,400
Comprehensive income:
Net income	—	—	3,020	—	3,020
Change in net unrealized gain on investment securities available-for-sale, after tax effects	—	—	—	(165)	(165)

Total comprehensive income					2,855

Stock dividend, accounted for as a stock split	378,664	—	—	—	—
Cash paid in lieu of fractional shares	—	—	(6)	—	(6)
Compensation expense on incentive stock options	—	10	—	—	10
Issuance of restricted stock awards	9,000	41	—	—	41
Exercise of stock options, including tax benefit	49,666	701	—	—	701

Balance, December 31, 2004	1,939,611	21,208	6,706	87	28,001
Comprehensive income:
Net income	—	—	5,083	—	5,083
Change in net unrealized gain on investment securities available-for-sale, after tax effects	—	—	—	(86)	(86)

Total comprehensive income					4,997

Stock dividend	135,815	5,161	(5,161)	—	—
Cash paid in lieu of fractional shares	—	—	(11)	—	(11)
Compensation expense on incentive stock options	—	8	—	—	8
Vesting on issuance of restricted stock awards	—	41	—	—	41
Exercise of stock options, including tax benefit	24,649	385	—	—	385

Balance, December 31, 2005	2,100,075	$26,803	$6,617	$1	$33,421

The accompanying notes are an integral part of these consolidated financial statements.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2005, 2004 and 2003

(Dollars In Thousands)

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,083	$3,020	$2,088
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	662	528	631
Loss on disposal of premises and equipment	16	5	29
Provision for loan losses	2,140	2,098	360
Loss from sale of investments	5	—	7
Loss on sale of other real estate owned	—	—	9
Amortization of deferred loan fees	(2,157)	(1,780)	(895)
Amortization of excess purchase value of deposits	14	14	(105)
Fair value of stock options and restricted stock awards, in noninterest expense	49	51	165
Deferred income tax benefit	(625)	(688)	(241)
Amortization of excess value of loans	38	33	—
Net amortization on investments and interest-bearing deposits	204	525	539
Increase in cash surrender value of life insurance	(247)	(282)	(280)
Increase in assets:
Accrued interest receivable	(1,659)	(56)	(37)
Other assets	(135)	(614)	(577)
Increase (decrease) in liabilities:
Accrued interest payable	(145)	91	(40)
Other liabilities	1,086	398	323

Net cash provided by operating activities	4,329	3,343	1,976

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in interest-bearing deposits in financial institutions	1,691	842	345
Activity in available-for-sale securities:
Purchase of securities	—	—	(17,997)
Proceeds from sales, maturities and principal repayments of securities	7,491	14,753	14,176
Purchases of Federal Home Loan Bank stock	(5)	(748)	(51)
Net increase in loans	(73,144)	(120,159)	(46,154)
Proceeds from sales of other real estate owned	—	—	75
Additions to bank premises and equipment	(1,217)	(1,178)	(502)

Net cash used in investing activities	(65,184)	(106,490)	(50,108)

The accompanying notes are an integral part of these consolidated financial statements.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years Ended December 31, 2005, 2004 and 2003

(Dollars In Thousands)

	2005	2004	2003
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in noninterest-bearing demand deposits	$13,501	$25,984	$12,740
Net increase in interest-bearing deposits	95,972	53,045	16,845
Proceeds from (repayments of) federal funds purchased	(475)	(1,375)	1,850
Proceeds from (repayments of) Federal Home Loan Bank borrowings	(21,000)	13,400	7,600
Proceeds from issuance of trust preferred securities	5,155	7,145	—
Net proceeds from issuance of common stock	—	—	4,871
Proceeds from issuance of restricted stock	—	—	130
Cash dividends paid in lieu of fractional shares	(11)	(6)	(6)
Proceeds from exercise of stock options	385	701	30

Net cash provided by financing activities	93,527	98,894	44,060

Net increase (decrease) in cash and cash equivalents	32,672	(4,253)	(4,072)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,695	9,948	14,020

CASH AND CASH EQUIVALENTS, END OF YEAR	$38,367	$5,695	$9,948

SUPPLEMENTARY INFORMATION
Interest paid	$7,187	$3,244	$2,146

Income taxes paid	$3,677	$2,564	$1,354

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Loan made to facilitate sale of other real estate owned	$—	$—	$580

Issuance of restricted stock for legal settlement	$—	$—	$165

The accompanying notes are an integral part of these consolidated financial statements.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

1st Centennial Bancorp (the Company) is a bank holding company headquartered in Redlands, California that provides, through its subsidiary, 1st Centennial Bank (the Bank), a broad array of products and services throughout its operating areas in Southern California. The Bank operates six branches, which provide commercial and consumer banking services. Segment reporting is not presented since the Company’s revenue is attributed to a single reportable segment.

A summary of the Company’s significant accounting policies follows:

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and financial reporting policies the Company follows conform, in all material respects, to accounting principles generally accepted in the United States and to general practices within the financial services industry.

In consolidating, the Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under accounting principles generally accepted in the United States. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, variable interest entities (VIEs) are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in an entity is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the entities expected losses, receive a majority of the entity’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The Company’s wholly owned subsidiaries, Centennial Capital Trust I, Centennial Capital Trust II and Centennial Capital Trust III, are VIEs for which the Company is not the primary beneficiary. Accordingly, the accounts of these entities are not included in the Company’s consolidated financial statements at December 31, 2005 and 2004.

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to, but are not limited to, the determination of the allowance for loan losses and the valuation of foreclosed real estate.

Reclassification

Certain amounts have been reclassified in the 2004 and 2003 financial statements to conform to the 2005 financial statement presentation, with no effect on net income or equity.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES—(Continued)

Interest-Bearing Deposits in Financial Institutions

Interest-bearing deposits in financial institutions mature within ten years and are carried at cost.

Investment Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and recorded at cost. Securities not classified as held-to-maturity or trading, including equity securities with readily determinable fair values, are classified as “available-for-sale” and recorded at fair value, with unrealized gains or losses excluded from earnings and reported in other comprehensive income, net of related tax. There were no debt securities “held-to-maturity” at December 31, 2005 and 2004.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of securities below their cost that are deemed to be other-than-temporary, are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date, and are determined using the specific identification method.

Restricted Stock Investments

Federal Home Loan Bank and Pacific Coast Bankers’ Bank stock are carried at cost, and are evaluated for impairment based on an estimate of the ultimate recoverability of par value.

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

Interest on loans is accrued daily as earned, except when serious doubt concerning collectibility arises, at which time such loans are placed on a nonaccrual basis, generally if no payment is received after ninety days and all accrued and uncollected interest income is reversed against current period operations. Interest income on nonaccrual loans is recognized only when the loan is paid in full.

Unearned income on installment loans is recognized as income over the term of the loans using a method that approximates the interest method.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES—(Continued)

Loans (Continued)

Loan origination fees and costs are deferred and amortized as an adjustment of the loan’s yield over the life of the loan using the interest method, which results in a constant rate of return. Amortization of deferred fees is discontinued when a loan is placed on nonaccrual status.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Fair value is based on commitments on hand from investors or prevailing market prices. Net unrealized losses, if any, are recognized through a valuation allowance by a charge to income.

Allowance for Loan Losses

The allowance for possible loan losses is a reserve established through a provision for possible loan losses charged to expense, which represents, in management’s judgment the known and inherent credit losses existing in the loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses inherent in the loan portfolio. The allowance for possible loan losses includes allowance allocations calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures,” and allowance allocations calculated in accordance with SFAS No. 5, “Accounting for Contingencies.” The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio, as well as trends in the foregoing. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payment when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES—(Continued)

Allowance for Loan Losses (Continued)

loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

Premises and Equipment

Land is carried at cost. Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives on a straight-line basis, which range from three to 39 years. Leasehold improvements are amortized over the shorter of their estimated useful life or life of related leases, whichever is shorter.

Goodwill and Other Intangible Assets

Goodwill is carried as an asset on the Company’s statement of condition, and is evaluated at least once per year for impairment. If the carrying value of the goodwill is determined to be impaired, the Company will write-down the amount of goodwill to its estimated value. The amount of goodwill written-off will be expensed in the year impairment is determined.

Other intangible assets consist of one-time loan and deposit fair value adjustments. These fair value adjustments are amortized on a straight-line basis with remaining lives of up to one year.

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

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES—(Continued)

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

Stock Incentive Plan

The Company has an omnibus stock incentive plan which includes, among other awards both incentive and nonqualified stock options, and authorizes the issuance of stock options to salaried employees and non-employee directors. (See Note 10)

SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure,” encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (“APBO”) No. 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee or a director must pay to acquire the stock. Stock options issued under the Company’s stock option plan have no intrinsic value at the grant date, and under APBO No. 25 no compensation cost is recognized for them. Under the Company’s stock option plan, compensation cost is recognized to the extent that the quoted market price of the stock on the date of grant exceeds the amount that the employee is required to pay.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R (Revised 2004), “Share-Based Payment, which is a revision of SFAS No. 123.” SFAS No. 123R supersedes APBO No. 25 and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense through the income statement based on their fair values at issue date. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow required under current guidelines.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES—(Continued)

Stock Incentive Plan (Continued)

SFAS No. 123R is effective for fiscal years that begin after June 15, 2005. The Company will comply with the requirements of SFAS No. 123R starting January 1, 2006.

As a result of the adoption of SFAS No. 123R and based on the stock-based compensation awards outstanding as of December 31, 2005 the Company expects to recognize additional pre-tax compensation cost as follows:

2006	$316
2007	167
2008	75
2009	13
2010	4

$575

Future levels of compensation cost recognized related to stock-based compensation awards (including the aforementioned expected costs during the period of adoption) may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption of this standard.

Had compensation cost for the Company’s stock incentive plan been determined based on the fair value at the issue date for awards under the Plan consistent with the method prescribed by SFAS No. 123R, the Company’s net income and earnings per share would have been reduced by the compensation cost, net of taxes, to the pro forma amounts indicated below:

	Years Ended December 31,
	2005	2004	2003
Net income:
As reported	$5,083	$3,020	$2,088
Pro forma	4,791	2,462	1,848
Compensation cost, net of taxes	$292	$558	$240

Basic earnings per share:
As reported	$2.44	$1.48	$1.09
Pro forma	2.30	1.21	0.96

Diluted earnings per share:
As reported	$2.27	$1.38	$1.03
Pro forma	2.14	1.12	0.91

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES—(Continued)

Stock Incentive Plan (Continued)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model for those options granted through December 31, 2004 and the Binomial method for those options granted after December 31, 2004. Under both methods, the following weighted assumptions were used for option granted in 2005, 2004 and 2003, to arrive at the fair value for each grant:

	2005	2004	2003
Dividend yield	0%	0%	0%
Expected volatility	21.88%	22.30%	19.90%
Risk free interest rate	4.15%	4.23%	4.27%
Expected term	10 years	10 years	10 years

Employee Stock Ownership Plan with 401(k) Provisions (KSOP)

Compensation expense is recognized based on cash contributions paid or committed to be paid to the KSOP. All shares held by the KSOP are deemed outstanding for purposes of earnings per share calculations. Dividends declared on all shares held by the KSOP are charged to the Company’s retained earnings.

Earnings Per Share

Basic earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock grants and stock options and are determined using the treasury stock method.

The weighted average number of shares used in the computation of basic earnings per share was 2,081,661 for 2005, 2,034,709 for 2004 and 1,918,086 for 2003. The weighted average number of shares used in the computation of diluted earnings per share was 2,242,139 for 2005, 2,192,769 for 2004 and 2,030,062 for 2003.

Statement of Cash Flows

For the purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold.

Comprehensive Income

Generally accepted accounting principles (GAAP) requires that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES—(Continued)

Comprehensive Income (Continued)

The components of other comprehensive income at December 31 are as follows:

	2005	2004	2003
Unrealized holding losses on available-for-sale securities	$(148)	$(275)	$(126)
Reclassification adjustment for losses realized in income	5	—	7

Net unrealized losses	(143)	(275)	(119)
Tax effect	57	110	48

Unrealized losses net-of-tax	$(86)	$(165)	$(71)

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R (Revised 2004), Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123R supersedes APBO No. 25 and amends FASB Statement No. 95, Statement of Cash Flows. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense through the income statement based on their fair values at issue date. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow required under current guidelines.

The Securities and Exchange Commission’s rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year that begins after June 15, 2005. Accordingly, the Company will adopt SFAS 123R on January 1, 2006.

In March 2004, the Financial Accounting Standards Board (“FASB”) modified Emerging Issues Task Force (EITF) Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position to provide additional implementation guidance. The adoption of this EITF had no effect on the Company’s consolidated financial statements.

On November 3, 2005, the FASB issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP nullifies certain requirements of EITF Issue 03-1, and supersedes EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. The guidance in this FSP amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The FSP is effective for reporting periods beginning after December 15, 2005. The Bank does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of this guidance.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (SFAS 153). SFAS 153 eliminates the

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES—(Continued)

Recent Accounting Pronouncements (Continued)

exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This standard was effective for fiscal periods beginning after June 15, 2005. Management believes that the adoption of SFAS 153 will not have an impact on the Bank’s financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 replaces APB Opinion 20, Accounting Changes, and FASB Statement 3, Reporting Accounting Changes in Interim Financial Statements, and changes the accounting and reporting requirements for a change in accounting principle. SFAS 154 applies to all voluntary changes in an accounting principle, as well as to changes required by a new accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005 and requires retrospective application to prior periods’ financial statements for most voluntary changes in an accounting principle, unless it is impracticable to do so. SFAS 154 did not change the guidance for reporting corrections of errors, changes in estimates or for justification of a change in accounting principle on the basis of preferability. The Bank does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of SFAS No. 154.

Note 2. RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Bank is required to maintain an average account balance with the Federal Reserve Bank. At December 31, 2005 and 2004, the Company met the requirements which amounted to $847,000, and $500,000, respectively.

Note 3. INVESTMENT SECURITIES, AVAILABLE-FOR-SALE

The following is a comparison of amortized cost and fair value of investment securities at December 31, 2005 and 2004:

	2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Federal agency mortgage-backed securities	$8,242	$51	$(120)	$8,173
Obligations of states and local government securities	3,937	98	—	4,035

	$12,179	$149	$(120)	$12,208

	2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury and agency securities	$200	$—	$(2)	$198
Federal agency mortgage-backed securities	15,754	110	(113)	15,751
Obligations of states and local government securities	3,971	176	—	4,147

	$19,925	$286	$(115)	$20,096

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. INVESTMENT SECURITIES, AVAILABLE-FOR-SALE—(Continued)

The amortized cost and fair value of investment securities available-for-sale at December 31, 2005, by contractual maturity, are shown below. Expected maturities for mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or retire obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Within one year	$337	$338
Over 1 year to 5 years	2,048	2,089
Over 5 years to 10 years	1,552	1,608

	3,937	4,035
Federal agency mortgage-backed securities	8,242	8,173

	$12,179	$12,208

As of December 31, 2005 and 2004, U.S. treasury and agency securities, federal agency mortgage-backed securities and obligations of states and local government securities with an amortized cost of $302,000 and $15,813,000 and fair values of $304,000 and $15,806,000 respectively, were pledged as collateral as required or permitted by law.

During the year ended December 31, 2005, the Company sold one security with proceeds of $200,000 and a gross realized loss of $5,000. The tax benefit applicable to this realized loss amounted to $2,000. There were no sales of securities during the year ended December 31, 2004.

Information pertaining to securities with gross unrealized losses at December 31, 2005, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		Over 12 Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Federal agency mortgage-backed securities	$(9)	$836	$(111)	$5,230

At December 31, 2005, 20 of the 78 investment securities had unrealized losses with an aggregate depreciation of 1.95% from the Company’s amortized cost basis. These unrealized losses relate principally to long-term Federal agency mortgage-backed securities. The securities are well secured, and the Company has the ability to hold them to maturity. Thus, no declines are deemed to be other than temporary.

Note 4. STOCK INVESTMENTS, RESTRICTED

Restricted stock investments include the following at December 31, and are recorded at cost:

	2005	2004
Pacific Coast Bankers’ Bank stock	$487	$487
Federal Home Loan Bank stock	1,133	1,128

	$1,620	$1,615

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. STOCK INVESTMENTS, RESTRICTED—(Continued)

The Bank is required to hold shares of stock in the Federal Home Loan Bank of San Francisco (FHLB) based on the greater of 1% of the membership asset value, which is calculated using Call Report data from the most recent year end, or 4.7% of its advances from the FHLB as of the most recent quarter end.

Note 5. LOANS

The composition of the Company’s loan portfolio at December 31 is as follows:

	2005	2004
Real estate loans
Construction and development	$137,292	$124,309
Residential	3,440	3,650
Commercial and multi-family	84,813	77,316
Commercial loans	151,207	102,582
Consumer loans	2,784	1,107
Equity lines of credit	7,644	3,475
Credit card and other loans	1,304	1,284

Total loans	388,484	313,723
Less unearned income	(1,955)	(1,556)
Less allowance for loan losses	(5,376)	(4,137)

Net loans	$381,153	$308,030

Changes in the allowance for loan losses are summarized as follows:

	2005	2004	2003
Balance as of January 1	$4,137	$2,108	$1,772
Provision charged to expense	2,140	2,098	360
Loans charged-off	(1,008)	(155)	(221)
Recoveries of loans previously charged-off	107	86	197

Balance as of December 31	$5,376	$4,137	$2,108

Loans serviced for others are not included in the accompanying statements of condition. The unpaid principal balances of loans serviced for others were $90,900,000 and $37,946,000 at December 31, 2005 and 2004, respectively.

The balance of capitalized loan servicing rights included in other assets was $439,000 and $178,000 at December 31, 2005 and 2004, respectively.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. LOANS—(Continued)

The following table is a summary of information pertaining to impaired loans as of December 31:

	2005	2004
Impaired loans without a valuation allowance	$83	$—
Impaired loans with a valuation allowance	911	125

Total impaired loans	$994	$125

Valuation allowance related to impaired loans	$284	$35

Total non-accrual loans	$994	$125

Total loans past-due ninety days or more and still accruing	$—	$—

	Years Ended December 31,
	2005	2004	2003
Average investment in impaired loans	$416	$254	$584

For the years ended December 31, 2005, 2004 and 2003 there was no interest income recognized on impaired loans on a cash basis. No additional funds were committed to be advanced in connection with impaired loans.

Note 6. PREMISES AND EQUIPMENT

Premises and equipment at December 31 consist of the following:

	2005	2004
Land	$132	$132
Building	1,133	1,133
Equipment, leasehold improvements, furniture and fixtures	6,066	4,377
Construction in progress	42	577

Total	7,373	6,219
Less accumulated depreciation and amortization	(3,721)	(3,106)

	$3,652	$3,113

Total depreciation expense amounted to $662,000, $528,000 and $631,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. PREMISES AND EQUIPMENT—(Continued)

The Company leases space for branch and loan premises. Pursuant to the terms of the noncancelable operating lease agreements in effect at December 31, 2005, future minimum rent commitments under these leases are as follows:

	Operating Lease Expense	Sublease Income	Net Lease Expense
2006	$1,015	$78	$937
2007	898	73	825
2008	571	11	560
2009	451	—	451
2010	237	—	237

	$3,172	$162	$3,010

Gross rent expense for the years ended December 31, 2005, 2004 and 2003 amounted to $855,000 $569,000 and $583,000, respectively. Total sublease income for the years ended December 31, 2005, 2004 and 2003 amounted to $61,000, $51,000 and $63,000, respectively.

Note 7. DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or greater at December 31 was $60,093,000 and $40,068,000, respectively.

A summary of total time deposits by maturity at December 31 is as follows:

	2005	2004
Within 1 year	$70,640	$50,697
After 1 year through 3 years	20,600	15,219
After 3 years through 5 years	7,937	7,253
After 5 years	190	80

	$99,367	$73,249

Note 8. SUBORDINATED NOTES PAYABLE TO SUBSIDIARY TRUSTS

Centennial Capital Trust I

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

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. SUBORDINATED NOTES PAYABLE TO SUBSIDIARY TRUSTS—(Continued)

The Subordinated Debt Securities bear a variable interest rate equal to LIBOR plus 3.65% (4.15% + 3.65% = 7.80% at December 31, 2005), with a maximum rate of 12.5% through the first call date in July 2007. The Company used approximately $4 million of the approximately $5.8 million in net proceeds it received from the Subordinated Debt Securities to retire long-tem debt. Total broker and legal costs associated with the issuance amounted to $191,500 and are being amortized over a 10-year period.

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

The Subordinated Debt Securities bear a variable interest rate equal to LIBOR plus 2.85%. (4.15% + 2.85% = 7.00% at December 31, 2005). The Company used the proceeds of approximately $7 million as a capital infusion for its subsidiary 1st Centennial Bank in August 2004. Total broker and legal costs associated with the issuance amounted to $87,500 and are being amortized over a 5-year period.

Centennial Capital Trust III

On September 28, 2005, Centennial Capital Trust III, a newly formed Delaware statutory business trust and a wholly owned subsidiary of the Company (the Trust), issued an aggregate of $5.0 million of principal amount of Floating Rate TRUPS® (Capital Trust Pass-through Securities of the Trust) (the Trust Preferred Securities). RBC Dain Rauscher acted as placement agent in connection with the offering of the Trust Preferred Securities. The securities issued by the Trust are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. The entire proceeds to the Trust from the sale of the Trust Preferred Securities were used by the Trust in order to purchase $5.0 million in principal amount of the Floating Rate Junior Subordinated Deferrable Interest Debentures due 2035 issued by the Company (the Subordinated Debt Securities).

The Subordinated Debt Securities bear interest at 6.032% for the first five years through December 15, 2010 and at a variable interest rate equal to LIBOR (4.15% at December 31, 2005) plus 1.45% thereafter. The Company used the proceeds of approximately $5 million as a capital infusion for its subsidiary, 1st Centennial Bank, in September 2005. There was no cost to the Trust associated with the issuance.

As of December 31, 2005, accrued interest payable to Centennial Capital Trust I, II and III aggregated $251,000 and is included in other liabilities in the accompanying statement of condition.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has granted loans to certain directors, principal officers, their immediate families, and affiliated companies in which they are principal shareholders. All loans were made under terms that are consistent with the Company’s normal lending policies.

Aggregate related party loan transactions were as follows:

	2005	2004
Balance as of January 1	$2,270	$2,608
Net borrowings (repayments)	160	(338)

Balance as of December 31	$2,430	$2,270

Deposits from related parties held by the Company at December 31, 2005 and 2004 totaled $2,720,000 and $2,328,000, respectively.

Note 10. STOCK OPTIONS

The Company has an omnibus stock incentive plan which includes, among other awards both incentive and nonqualified stock options, and authorizes the issuance of stock options to salaried employees and non-employee directors. The incentive stock option portion of the Plan is only available to employees of the Company, while the nonqualified stock option portion is also available to directors of the Company.

The Company’s Board of Directors is responsible for administrating the Plan. Option prices are determined by the Company’s directors and must be equal to or greater than the prevailing market price of the Company’s common stock at the time the option is granted. Options are vested at a rate of 20% a year for five years and expire ten years from the date the options are granted. The maximum number of shares reserved for issuance upon exercise of options under the Plan is 516,776 shares of the Company’s capital stock. Options issued have an exercise price ranging from $4.34 to $35.52 per share.

The following is a summary of the Company’s stock option activity for 2005 and 2004:

	2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options granted and outstanding at beginning of year	381,205	$19.63	285,082	$17.31
Stock dividends/distributions	26,685	—	76,139	—
Options granted	14,798	35.16	138,388	31.92
Options exercised	(24,996)	15.39	(49,666)	14.12
Options canceled	(22,309)	19.35	(68,738)	16.96

Options granted and outstanding at end of year	375,383	$19.45	381,205	$19.63

Options exercisable at year-end	207,352	$15.92	139,395	$12.67
Weighted average fair value of options granted during year		$15.00		$12.34

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. STOCK OPTIONS—(Continued)

Information pertaining to options outstanding at December 31, 2005 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.34 to $14.96	216,066	5.45 years	$12.47	160,697	$11.94
$16.82 to $35.52	159,317	8.63 years	$28.92	46,655	$29.63

Options outstanding at end of year	375,383	6.80 years	$19.45	207,352	$15.92

Note 11. INCOME TAXES

The components of the provision for income taxes at December 31 are as follows:

	2005	2004	2003
Current tax provision:
Federal	$2,889	$1,823	$999
State	996	658	383

	3,885	2,481	1,382

Deferred tax provision (benefit):
Federal	(527)	(532)	(250)
State	(98)	(156)	9

	(625)	(688)	(241)

	$3,260	$1,793	$1,141

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	2005	2004	2003
Statutory tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	7.2	7.2	7.2
Municipal bond income	(0.7)	(1.3)	(2.1)
Cash surrender value of life insurance	(1.3)	(2.6)	(4.2)
Stock option compensation deduction	(1.2)	(2.0)	—
Other, net	1.1	2.0	0.4

Effective tax rates	39.1%	37.3%	35.3%

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. INCOME TAXES—(Continued)

The tax effects of the temporary differences in income and expense items that give rise to deferred taxes at December 31 are as follows:

	2005	2004
Deferred tax assets:
Allowance for loan losses	$2,019	$1,622
Employee benefit plans	183	134
State income taxes	338	224

	2,540	1,980

Deferred tax liabilities:
Net unrealized gain on investment securities available-for-sale	(12)	(71)
Depreciation and amortization	(7)	(84)
Deferred loan costs	(116)	(105)
Goodwill	(378)	(291)
FHLB stock dividends	(47)	(18)
Restricted stock awards	(28)	(27)

	(588)	(596)

Net deferred tax asset	$1,952	$1,384

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

As of December 31, 2005 and 2004, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2005	2004
Standby letters of credit	$2,642	$1,157
Unadvanced funds on construction and development loans	133,206	120,441
Unadvanced funds commercial and multi-family loans	—	15
Unadvanced funds on commercial loans	51,531	34,132
Unadvanced funds on consumer loans	2,740	1,029
Unadvanced funds on equity lines of credit	6,195	2,562
Unadvanced funds on credit card and other loans	2,090	2,162

	$198,404	$161,498

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. COMMITMENTS AND CONTINGENCIES—(Continued)

Financial Instruments with Off-Balance-Sheet Risk (Continued)

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

In November 2002, the FASB issued Financial Interpretation (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others,” which requires a guarantor to recognize, at the inception of a guarantee, a liability equal to the fair value of the obligation undertaken in issuing the guarantee. As of January 1, 2003, newly issued or modified guarantees that are not derivative contracts have been recorded on the Company’s balance sheet at their fair value at inception. The Company considers standby letters of credit to be guarantees under FIN 45. The amount of the liability related to guarantees on December 31, 2005 was immaterial.

Legal Proceedings

Various legal claims may arise from time to time in the normal course of business, which in the opinion of management will have no material effect on the Company’s consolidated financial statements.

Employment Agreements and Special Termination Agreements

The Company has entered into employment agreements with two of its key officers. The agreements provide for a specified minimum annual compensation and the continuation of benefits currently received. However, employment under the agreements may be terminated for cause, as defined, without incurring any continuing obligations. The agreements also acknowledge the establishment of a salary continuation plan to provide benefits to certain executive officers at the age of retirement. (See Note 15)

Both of the employment agreements contain special termination clauses which provide for certain lump sum severance payments within a specified period following a “change in control,” as defined in the agreements.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. EMPLOYEE BENEFIT PLANS

Employee Stock Ownership Plan with 401(k) Provisions (KSOP)

The Company has established an employee stock ownership plan with 401(k) provisions (KSOP) covering substantially all employees of the Company. Employees who have completed six months of service and have attained age 21 are eligible to participate in the KSOP. Employees become fully vested after five years of service. Contributions to the KSOP, whether in cash or securities, are made at the discretion of the Company’s Board of Directors in an amount not to exceed the maximum allowable as an income tax deduction. No contributions were made to the employee stock ownership plan portion of the KSOP during the years ended December 31, 2005, 2004 and 2003.

The Company’s 401(k) savings and retirement provision to the KSOP includes substantially all employees. The employees attain vesting in the Company’s contribution over six years. Employees may contribute up to 75% of their compensation, subject to certain limits based on federal tax laws. Under the terms of the KSOP, the Company may make matching contributions at the discretion of the Board of Directors. Matching Contributions to the 401(k) portion of the KSOP by the Company amounted to $227,000, $186,000 and $149,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Note 14. CONCENTRATION OF CREDIT RISK

The Company services customers in Redlands, Brea, Escondido, Palm Desert, Irwindale and Temecula and has no concentration of deposits with any one particular customer or industry.

At December 31, 2005 and 2004, the Company had approximately $15,805,000 and $4,338,000, respectively, of noninterest-bearing deposits with its correspondent banks. At December 31, 2005 and 2004, approximately 58% and 65%, respectively, of the Company’s loan portfolio consisted of construction and development, residential, commercial and multi-family loans.

Note 15. SALARY CONTINUATION AGREEMENTS

The Company has entered into salary continuation agreements, which provide for payments to certain officers at the age of retirement. Included in other liabilities at December 31, 2005 and 2004, respectively, is $443,000 and $325,000 of deferred compensation related to these agreements. The plans are funded through life insurance policies that generate a cash surrender value to fund the future benefits.

Note 16. SHAREHOLDERS’ EQUITY

Minimum Regulatory Requirements

The Company (on a consolidated basis) and its subsidiary are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and its subsidiary consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its subsidiary must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. SHAREHOLDERS’ EQUITY—(Continued)

Minimum Regulatory Requirements (Continued)

Quantitative measures established by the regulations to ensure capital adequacy require the Company and it’s subsidiary to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005 and 2004, that the Company and its subsidiary met all capital adequacy requirements to which they are subject.

As of December 31, 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Company’s or its subsidiary’s category.

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2005 and 2004 are as follows:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005:
Total capital to risk-weighted assets:
Consolidated	$52,283	12.86%	$32,524	8.00%	$40,656	10.00%
1st Centennial Bank	50,779	12.49%	32,525	8.00%	40,656	10.00%
Tier 1 capital to risk-weighted assets:
Consolidated	40,327	9.92%	16,261	4.00%	24,391	6.00%
1st Centennial Bank	45,697	11.24%	16,262	4.00%	24,393	6.00%
Tier 1 capital to average assets:
Consolidated	40,327	9.02%	17,883	4.00%	22,354	5.00%
1st Centennial Bank	45,697	10.21%	17,903	4.00%	22,379	5.00%
As of December 31, 2004:
Total capital to risk-weighted assets:
Consolidated	$40,587	12.26%	$26,484	8.00%	$33,105	10.00%
1st Centennial Bank	38,559	11.68%	26,410	8.00%	33,013	10.00%
Tier 1 capital to risk-weighted assets:
Consolidated	32,749	9.89%	13,245	4.00%	19,868	6.00%
1st Centennial Bank	34,429	10.43%	13,204	4.00%	19,806	6.00%
Tier 1 capital to average assets:
Consolidated	32,749	9.25%	14,162	4.00%	17,702	5.00%
1st Centennial Bank	34,429	9.73%	14,154	4.00%	17,692	5.00%

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends that may be paid at any date is generally limited to the retained earnings of the Bank, and loans or advances are limited to 25% of the Bank’s primary capital plus the allowance for loan losses less goodwill and core deposit intangibles on a secured basis and 15% on an unsecured basis. On construction real estate loans, the secured house limit is 25% of the Bank’s primary capital plus the allowance for loan losses less core deposit intangibles. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

Note 18. DIVIDENDS PAID

The Company did not pay a cash dividend in 2005 or 2004. During 2005, the Company issued a 7% stock dividend, which resulted in the issuance of 135,815 shares. During 2004, the Board of Directors approved a 25% stock dividend, accounted for as a 5 for 4 stock split, which resulted in the issuance of 378,664 shares. During 2003, the Company issued a 5% stock dividend, which resulted in the issuance of 59,888 shares.

Note 19. OTHER OPERATING EXPENSES

The following sets forth the breakdown of other operating expenses for the years ended December 31:

	2005	2004	2003
Marketing and advertising	$1,547	$695	$548
Data processing fees	1,056	837	768
Professional fees	1,113	843	625
Postage, telephone, supplies	594	555	612
Directors’ fees	239	187	177
Other operating expense	2,068	1,588	1,319

	$6,617	$4,705	$4,049

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Following is the parent company only financial information for 1st Centennial Bancorp:

STATEMENTS OF CONDITION

December 31, 2005 and 2004

(Dollars In Thousands)

	2005	2004
ASSETS
Cash	$1,008	$1,431
Investment in subsidiaries	50,425	39,359
Other assets	750	581

Total assets	$52,183	$41,371

LIABILITIES AND SHAREHOLDERS’ EQUITY
Subordinated notes payable to subsidiary trusts	$18,306	$13,151
Other liabilities	456	219

	18,762	13,370

Shareholders’ equity
Common stock	26,803	21,208
Retained earnings	6,617	6,706
Accumulated other comprehensive income	1	87

Total shareholders’ equity	33,421	28,001

Total liabilities and shareholders’ equity	$52,183	$41,371

STATEMENTS OF EARNINGS

Years Ended December 31, 2005, 2004 and 2003

(Dollars In Thousands)

	2005	2004	2003
Income:
Interest income on capital securities of subsidiary trusts	$27	$16	$10

Expense:
Interest expense	975	628	307
Other expense	707	660	446

Total expense	1,682	1,288	753

Loss before equity in undistributed net income of subsidiary	(1,655)	(1,272)	(743)

Equity in undistributed net income of subsidiary	5,996	3,722	2,486

Tax benefit	742	570	345

Net income	$5,083	$3,020	$2,088

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY—(Continued)

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2005, 2004 and 2003

(Dollars In Thousands)

	2005	2004	2003
OPERATING ACTIVITIES
Net income	$5,083	$3,020	$2,088
Adjustment to reconcile net income to net cash used in operating activities:
Equity in undistributed income of subsidiaries	(5,996)	(3,722)	(2,486)
Amortization	1	1	2
Fair value of options and restricted stock awards, in noninterest expense	49	51	165
Decrease (increase) in other assets	(171)	124	(515)
Increase (decrease) in other liabilities	237	148	(120)

Net cash used in operating activities	(797)	(378)	(866)

INVESTING ACTIVITIES
Payments for investments in and advances to subsidiaries	$(5,000)	$(7,000)	$(4,871)
Payments from (advances to) subsidiary trusts	(155)	(233)	78

Net cash used in investing activities	(5,155)	(7,233)	(4,793)

FINANCING ACTIVITIES
Net proceeds from issuance of common stock	—	—	4,871
Net proceeds from subordinated notes payable to subsidiary trusts	5,155	7,145	—
Cash dividends paid in lieu of fractional shares	(11)	(6)	(6)
Proceeds from issuance of restricted stock	—	—	130
Proceeds from exercise of stock options	385	701	30

Net cash provided by financing activities	5,529	7,840	5,025

Net increase (decrease) in cash and cash equivalents	(423)	229	(634)
Cash and cash equivalents, beginning of year	1,431	1,202	1,836

Cash and cash equivalents, end of year	$1,008	$1,431	$1,202

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of restricted stock for legal settlement	$—	$—	$165

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21. FEDERAL HOME LOAN BANK LINE OF CREDIT

The Company is a member of the Federal Home Loan Bank of San Francisco (FHLB). The Company has an available line of credit with the FHLB at a fixed interest rate, which is determined on the borrowing date. Borrowings under the line are limited to eligible collateral. A standard credit program and a securities-backed credit program on qualified collateral secure all borrowings from the FHLB. The Company had no outstanding advances at December 31, 2005.

The Company had outstanding advances of $21.0 million at December 31, 2004, of which $17.0 million had an interest rate of 2.29% and matured on January 3, 2005 and $4.0 million had an interest rate of 2.44% and matured on September 30, 2005. Total borrowings under the line were secured by loans of approximately $73.6 million at December 31, 2004.

Note 22. FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosures of estimated fair values of all financial instruments where it is practicable to estimate such values. In cases where quoted market prices are not available, fair values are based upon estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and Cash Equivalents—The carrying amounts of cash and short-term instruments approximate fair value.

Interest-Bearing Deposits in Financial Institutions—The carrying amounts of interest-bearing deposits are estimated using discounted cash flow analyses and interest rates currently being offered for interest-bearing deposits with similar terms.

Investment Securities—Fair values for securities are based on quoted market prices.

Restricted Stock—The carrying value of restricted stock approximate fair value.

Loans Held for Sale—Fair values of loans held for sale are based on commitments on hand from investors or prevailing market prices.

Loans—For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (e.g., one-to-four family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22. FAIR VALUE OF FINANCIAL INSTRUMENTS—(Continued)

Accrued Interest Receivable—The carrying amounts of accrued interest receivable approximate fair value.

Cash Surrender Value of Life Insurance—The carrying amounts of life insurance approximate fair value.

Deposits—The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Accrued Interest Payable—The carrying amounts of accrued interest payable approximate fair value.

Short-Term Borrowings—The carrying amounts for short-term borrowings approximate the estimated fair value of such liabilities.

Subordinated Notes Payable to Subsidiary Trusts – The carrying amounts for subordinated notes payable to subsidiary trusts approximate the estimated fair value of such liabilities.

Off-Balance-Sheet Instruments—The carrying amount of commitments to extend credit approximate fair value.

The estimated fair value and related carrying or notional amounts of the Company’s financial instruments are as follows:

	December 31,
	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$38,367	$38,367	$5,695	$5,695
Interest bearing deposits in financial institutions	2,334	2,452	3,964	4,138
Investment securities, available-for-sale	12,208	12,208	20,096	20,096
Restricted stock	1,620	1,620	1,615	1,615
Loans, net	381,153	378,987	308,030	306,072
Accrued interest receivable	2,425	2,425	766	766
Cash surrender value of life insurance	6,735	6,735	6,488	6,488
Financial liabilities:
Deposits	401,275	398,782	291,802	289,545
Accrued interest payable	170	170	315	315
Federal funds purchased	—	—	475	475
Borrowings from Federal Home Loan Bank	—	—	21,000	21,000
Subordinated notes payable to subsidiary trusts	18,306	18,306	13,151	13,151
Off-balance sheet credit related to financial instruments:
Commitments to extend credit	$198,404	$198,404	$161,498	$161,498

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22. FAIR VALUE OF FINANCIAL INSTRUMENTS—(Continued)

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2005 and 2004. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Note 23. QUARTERLY DATA (UNAUDITED)

	Years Ended December 31,
	2005				2004
	(Dollars In Thousands, Except Per Share Data)
	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
Interest income	$9,288	$8,518	$8,160	$7,230	$6,820	$6,478	$5,435	$4,976
Interest expense	2,162	1,992	1,672	1,230	1,066	911	762	596

Net interest income	7,126	6,526	6,488	6,000	5,754	5,567	4,673	4,380
Provision for loan losses	830	300	660	350	690	540	440	428

Net interest income after provision for loan losses	6,296	6,226	5,828	5,650	5,064	5,027	4,233	3,952
Noninterest income	1,236	1,185	1,121	914	556	611	610	840
Noninterest expense	4,984	5,268	4,928	4,933	4,008	4,215	3,956	3,901

Income before provision for income taxes	2,548	2,143	2,021	1,631	1,612	1,423	887	891
Provision for income taxes	1,003	844	792	621	624	543	317	309

Net income	$1,545	$1,299	$1,229	$1,010	$988	$880	$570	$582

Earnings per share (basic)	$0.74	$0.62	$0.59	$0.49	$0.48	$0.43	$0.28	$0.29

Earnings per share (diluted)	$0.69	$0.57	$0.55	$0.46	$0.45	$0.40	$0.26	$0.27

Note 24. SUBSEQUENT EVENTS

On February 24, 2006, the Company announced that the Board of Directors approved a 50% stock distribution to shareholders of record on March 03, 2006, and payable April 03, 2006. The action was approved at the regularly scheduled Board Meeting on February 24, 2006. The distribution will result in approximately an additional 1,058,620 shares of common stock outstanding.

Effective January 2006, the Company dissolved its accounts receivable financing program known as Business Manager. The Company is in the process of transferring the existing relationships to the appropriate branch portfolios and plans to complete the process by the end of the first quarter of 2006.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(c) promulgated under the Exchange Act as of the end of the period covered by this annual report (the “Evaluation Date”) have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiary would be made known to them by others within those entities, particularly during the period in which this annual report was being prepared.

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting or in other factors in the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

Other Information Concerning Directors and Executive Officers

The information required to be furnished pursuant to this item with respect to Directors and Executive Officers of the Company will be set forth under the caption “Election of Directors” in the Company’s proxy statement for the 2006 Annual Meeting of Shareholders (the “Proxy Statement”), which the Company will file with the SEC within 120 days after the close of the Company’s 2005 fiscal year in accordance with SEC Regulation 14A under the Securities Exchange Act of 1934. Such information is hereby incorporated by reference.

The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required to be furnished pursuant to this item will be set forth under the caption “Executive Compensation” in the Proxy Statement, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 12 with respect to securities authorized for issuance under equity compensation plans is set forth under “Item 5 – Market for Registrant’s Common Equity and Issuer Repurchases of Equity Securities” above.

Other Information Concerning Security Ownership of Certain Beneficial Owners and Management

The remainder of the information required by Item 12 will be set forth under the captions “Security Ownership of Certain Beneficial Owners” and “Election of Directors” in the Proxy Statement, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required to be furnished pursuant to this item will be set forth under the caption “Certain Transactions” in the Proxy Statement, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be furnished pursuant to this item will be set forth under the caption “Relationship with Independent Accountants – Fees” in the Proxy Statement, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

Exhibit Number	Description of Exhibits

3.1	Articles of Incorporation of the Company (Incorporated by reference from Exhibit to the Company’s Registration Statement on Form S-4 filed on October 20, 1999.)

3.2	Amendment to Articles of Incorporation of the Company filed May 5, 2000 (Incorporated by reference to Exhibit to Company’s Form 10-QSB for the quarter ended June 30, 2002.)

3.3	Amendment to Articles of Incorporation of the Company filed February 18, 2003 (Incorporated by reference to Exhibit to Company’s Form SB-2 filed on March 13, 2003.)

3.4	Restated By-Laws of the Company (Incorporated by reference from Exhibit to the Company’s Form 10-QSB for the quarter ended June 30, 2002.)

10.1	Brea Branch Lease, dated September 20, 2000 (Incorporated by reference from Exhibit to the Company’s Registration Statement on Form SB-2 filed on March 21, 2001.)

10.2	Form of Indemnification Agreement (Incorporated by reference from Exhibit to the Company’s Registration Statement on Form SB-2 filed on March 21, 2001.)

10.9	1st Centennial Bank Employee Stock Ownership Plan (with 401(k) provisions) dated August 1, 2004. (Incorporated by reference to Form 10-KSB for the year ended December 31, 2004.)

10.10	Amended and Restated Stock Incentive Plan. (Incorporated by reference to Form 10-KSB for the year ended December 31, 2004.)

10.11	Palomar Community Bank (now Escondido branch) lease dated April 15, 1987 (Incorporated by reference from Exhibit 10.13 to Form 10-QSB for the fiscal quarter ended March 31, 2002.)

10.12	Indenture for Trust Preferred Securities dated July 11, 2002 (Incorporated by reference from Exhibit 10.14 to Form 10-QSB for the fiscal quarter ended September 30, 2002.)

10.13	Amended and Restated Declaration of Trust for trust preferred securities dated July 11, 2002 (Incorporated by reference from Exhibit 10.15 to Form 10-QSB for the fiscal quarter ended September 30, 2002.)

10.14	Guarantee Agreement for Trust Preferred Securities dated July 11, 2002 (Incorporated by reference from Exhibit 10.16 to Form 10-QSB for the fiscal quarter ended September 30, 2002.)

10.15	Salary Continuation Agreement of Suzanne Dondanville, dated December 17, 2002 (Incorporated by reference from Exhibit 10.17 to Form SB-2 dated March 13, 2003.)

10.16	Salary Continuation Agreement of Clifford Schoonover, dated December 17, 2002 (Incorporated by reference from Exhibit 10.18 to Form SB-2 dated March 13, 2003.)

10.17	Amendment to Construction Department Lease dated August 28, 2002 (Incorporated by reference from Exhibit 10.20 to Form SB-2 dated March 13, 2003.)

10.18	Commercial Lending Group Lease, dated December 23, 2002 (Incorporated by reference from Exhibit 10.21 to Form SB-2 dated March 13, 2003.)

10.19	Palm Desert Branch Lease, dated November 13, 2002 (Incorporated by reference from Exhibit 10.22 to Form 10-KSB for the year ended December 31, 2002.)

Exhibit Number	Description of Exhibits

10.20	Amendment to Escondido Branch Lease, dated June 6, 2001 (Incorporated by reference from Exhibit 10.23 to Form 10-KSB for the year ended December 31, 2002.)

10.21	Amendment to Salary Continuation Agreement of Suzanne Dondanville dated December 17, 2002. (Incorporated by reference from Exhibit 10.24 to Form 10-KSB for the year ended December 31, 2003.)

10.22	Amendment to Salary Continuation Agreement of Anne Elizabeth Sanders dated December 1, 2001. (Incorporated by reference from Exhibit 10.25 to Form 10-KSB for the year ended December 31, 2003.)

10.23	Amendment to Salary Continuation Agreement of Clifford Schoonover dated December 17, 2002. (Incorporated by reference from Exhibit 10.26 to Form 10-KSB for the year ended December 31, 2003.)

10.25	Indenture for Trust Preferred Securities dated January 15, 2004. (Incorporated by reference to Form 10-QSB for the quarter ended March 31, 2004.)

10.26	Amended and Restated Declaration of Trust for Trust Preferred Securities dated January 15, 2004. (Incorporated by reference to Form 10-QSB for the quarter ended March 31, 2004.)

10.27	Guarantee Agreement for Trust Preferred Securities dated January 15, 2004. (Incorporated by reference to Form 10-QSB for the quarter ended March 31, 2004.)

10.28	Amendment to Brea Branch Lease dated August 16, 2004. (Incorporated by reference to Form 10-QSB for the quarter ended September 30, 2004.)

10.29	Irwindale Branch Lease dated August 12, 2004. (Incorporated by reference to Form 10-QSB for the quarter ended September 30, 2004.)

10.30	Salary Continuation Agreement of Anne Elizabeth Sanders dated December 1, 2001. (Incorporated by reference to Form 10-QSB for the quarter ended September 30, 2004.)

10.31	Employment Agreement of Beth Sanders dated December 1, 2004. (Incorporated by reference to Form 10-KSB for the year ended December 31, 2004.)

10.32	Employment Agreement of Suzanne Dondanville dated December 1, 2004. (Incorporated by reference to Form 10-KSB for the year ended December 31, 2004.)

10.33	Temecula Branch Lease dated December 15, 2004. (Incorporated by reference to Form 10-KSB for the year ended December 31, 2004.)

10.34	Real Estate Department Lease dated November 30, 2000. (Incorporated by reference to Form 10-KSB for the year ended December 31, 2004.)

10.35	Indenture for Trust Preferred Securities dated September 28, 2005. (Incorporated by reference to Form 10-Q for the quarter ended September 30, 2005.)

10.36	Amended and Restated Declaration of Trust for Trust Preferred Securities dated September 28, 2005. (Incorporated by reference to Form 10-Q for the quarter ended September 30, 2005.)

10.37	Guarantee Agreement for Trust Preferred Securities dated September 28, 2005. (Incorporated by reference to Form 10-Q for the quarter ended September 30, 2005.)

21.1	Subsidiaries of 1st Centennial Bancorp. (Incorporated by reference to Form 10-Q for the quarter ended September 30, 2005.)

23.1	Consent of Hutchinson and Bloodgood, LLP

Exhibit Number	Description of Exhibits

31.1	Certification of Chief Executive Officer (Section 302 Certification)

31.2	Certification of Chief Financial Officer (Section 302 Certification)

32	Certification of Periodic Financial Report (Section 906 Certification)

(b) Financial Statement Schedules

Schedules to the financial statements are omitted because the required information is not applicable or because the required information is presented in the Company’s Consolidated Financial Statements or related notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of March 2006.

/s/ THOMAS E. VESSEY
Thomas E. Vessey President and Chief Executive Officer

/s/ BETH SANDERS
Beth Sanders Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 22nd day of March 2006.

/S/ JAMES R. APPLETON James R. Appleton Director	/s/ WILLIAM A. MCCALMON William A. McCalmon Director

/S/ BRUCE J. BARTELLS Bruce J. Bartells Director	/s/ PATRICK J. MEYER Patrick J. Meyer Chairman of the Board

/S/ CAROLE H. BESWICK Carole H. Beswick Director	/s/ STANLEY C. WEISSER Stanley C. Weisser Director

/S/ LARRY JACINTO Larry Jacinto Director	/s/ DOUGLAS F. WELEBIR Douglas F. Welebir Director

/S/ RONALD J. JEFFREY Ronald J. Jeffrey Director	/s/ THOMAS E. VESSEY Thomas E. Vessey Director