Form 10-Q
period 2006-03-31
1ST CENTENNIAL BANCORP
filed 2006-05-12
CIK 1097081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to section 13 or 15(d) of the Securities

Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                 Accelerated filer  ☐                 Non-accelerated filer  ☑

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

APPLICABLE TO CORPORATE ISSUER

The number of shares of Common Stock of the registrant outstanding as of May 09, 2006 was 3,199,262.

PART I – FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

March 31, 2006 and December 31, 2005

Dollar amounts in thousands	2006	2005
	(unaudited)
ASSETS
Cash and due from banks	$17,879	$16,862
Federal funds sold	31,100	21,505

Total cash and cash equivalents	48,979	38,367
Interest-bearing deposits in financial institutions	2,350	2,334
Investment securities, available for sale	11,141	12,208
Stock investments restricted, at cost	1,636	1,620
Loans, net of allowance for loan losses of $5,848 and $5,376	391,776	381,153
Accrued interest receivable	2,243	2,425
Premises and equipment, net	3,493	3,652
Goodwill	4,180	4,180
Cash surrender value of life insurance	11,301	6,735
Other assets	3,619	3,518

Total assets	$480,718	$456,192

LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$109,388	$106,121
Interest-bearing deposits	313,240	295,154

Total deposits	422,628	401,275
Accrued interest payable	212	170
Other liabilities	3,950	3,020
Subordinated notes payable to subsidiary trusts	18,306	18,306

Total liabilities	445,096	422,771

SHAREHOLDERS’ EQUITY
Common stock, no par value; authorized 10,000,000 shares, issued and outstanding 2,125,643 and 2,100,075 shares at March 31, 2006 and December 31, 2005, respectively	27,281	26,803
Retained earnings	8,333	6,617
Accumulated other comprehensive income	8	1

Total shareholders’ equity	35,622	33,421

Total liabilities and shareholders’ equity	$480,718	$456,192

The accompanying notes are an integral part of these consolidated statements.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS

Three Months Ended March 31, 2006 and 2005 (unaudited)

Dollar amounts in thousands, except per share amounts	2006	2005
Interest income:
Interest and fees on loans	$8,558	$7,000
Deposits in financial institutions	28	39
Federal funds sold	271	11
Investments
Taxable	95	139
Tax-exempt	40	41

Total interest income	8,992	7,230

Interest expense:
Interest bearing demand and savings deposits	1,162	352
Time deposits $100,000 or greater	561	275
Other time deposits	321	205
Interest on borrowed funds	339	398

Total interest expense	2,383	1,230

Net interest income	6,609	6,000
Provision for loan losses	465	350

Net interest income after provision for loan losses	6,144	5,650

Noninterest income:
Customer service fees	328	321
Gains from sale of loans	265	55
Conduit loan sale income	495	302
Other income	80	236

Total noninterest income	1,168	914

Noninterest expense:
Salaries and employee benefits	2,487	2,958
Net occupancy expense	551	447
Other operating expense	1,443	1,528

Total noninterest expense	4,481	4,933

Income before provision for income taxes	2,831	1,631
Provision for income taxes	1,115	621

Net income	$1,716	$1,010

Basic earnings per share[1]	$0.54	$0.32

Diluted earnings per share[1]	$0.50	$0.30

The accompanying notes are an integral part of these consolidated statements.

[1]	Adjusted for the 50% stock distribution declared to shareholders of record on March 3, 2006, and distributed April 3, 2006.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2006 and 2005 (unaudited)

Dollar amounts in thousands, except share amounts

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
BALANCE, DECEMBER 31, 2004	1,939,611	$21,208	$6,706	$87	$28,001

Comprehensive income:
Net income	—	—	1,010	—	1,010
Change in net unrealized gain on investment securities available for sale, after tax effects	—	—	—	(72)	(72)

Total comprehensive income					938

Cash paid in lieu of fractional shares	—	—	(11)	—	(11)
Compensation expense on incentive stock options		113	—	—	113
Exercise of stock options, including tax benefit	4,953	86	—	—	86

BALANCE, MARCH 31, 2005	1,944,564	$21,407	$7,705	$15	$29,127

BALANCE, DECEMBER 31, 2005	2,100,075	$26,803	$6,617	$1	$33,421

Comprehensive income:
Net income	—	—	1,716	—	1,716
Change in net unrealized gain on investment securities available for sale, after tax effects	—	—	—	7	7

Total comprehensive income					1,723

Retirement of restricted stock awards	(578)	—	—	—	—
Compensation expense on incentive stock options	—	117	—	—	117
Exercise of stock options, including tax benefit	26,146	361	—	—	361

BALANCE, MARCH 31, 2006	2,125,643	$27,281	$8,333	$8	$35,622

The accompanying notes are an integral part of these consolidated statements.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2006 and 2005 (unaudited)

Dollar amounts in thousands	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,716	$1,010
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	179	160
Loss (gain) on sale of fixed assets	(7)	5
Provision for loan losses	465	350
Amortization of deferred loan fees	(511)	(464)
Amortization of excess purchase value of deposits	3	3
Amortization of excess purchase value of loans	—	15
Fair value of stock options and restricted stock awards, in noninterest expense	126	113
Deferred income tax provision	6	48
Net amortization on investments and interest-bearing deposits	50	65
Increase in cash surrender value of life insurance	(66)	(56)
Decrease (Increase) in assets:
Accrued interest receivable	182	(595)
Other assets	(140)	(586)
Increase in liabilities:
Accrued interest payable	42	52
Other liabilities	921	651

Net cash provided by operating activities	2,966	771

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in interest-bearing deposits in financial institutions	—	775
Activity in available for sale securities:
Proceeds from sales, maturities and principal repayments of securities	1,038	2,990
Purchases of Federal Home Loan Bank stock	(16)	(752)
Net increase in loans	(10,577)	(26,779)
Additions to bank premises and equipment	(13)	(525)
Purchases of life insurance	(4,500)	—

Net cash used in investing activities	(14,068)	(24,291)

The accompanying notes are an integral part of these consolidated statements.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Three Months Ended March 31, 2006 and 2005 (unaudited)

Dollar amounts in thousands	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in noninterest-bearing demand deposits	3,267	781
Net increase in interest-bearing deposits	18,086	11,156
Proceeds from federal funds purchased	—	2,725
Proceeds from Federal Home Loan Bank borrowing	—	13,000
Cash paid in lieu of fractional shares	—	(11)
Proceeds from exercise of stock options	361	86

Net cash provided by financing activities	21,714	27,737

Net increase in cash and cash equivalents	10,612	4,217
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	38,367	5,695

CASH AND CASH EQUIVALENTS, END OF PERIOD	$48,979	$9,912

SUPPLEMENTARY INFORMATION
Interest paid	$2,338	$1,175

Income taxes paid	$55	$—

The accompanying notes are an integral part of these consolidated statements.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

Note 1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

1st Centennial Bancorp (the Company) is a bank holding company headquartered in Redlands, California that provides, through its subsidiary, 1st Centennial Bank (the Bank), a broad array of products and services throughout its operating areas in Southern California. The Bank operates six branches, which provide commercial and consumer banking services.

Basis of Presentation

The unaudited financial information included herein has been prepared in conformity with the accounting principles and practices disclosed in the consolidated financial statements, Note 1, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The accompanying interim consolidated financial statements contained herein are unaudited. However, in the opinion of the Company, all adjustments, consisting of normal recurring items necessary for a fair presentation of the operating results for the periods shown, have been made. The results of operations for the three months ended March 31, 2006 may not be indicative of operating results for the year ending December 31, 2006. Certain prior year and prior quarter amounts have been reclassified to conform to current classifications.

Note 2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On November 3, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP nullifies certain requirements of EITF Issue 03-1, and supersedes EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. The guidance in this FSP amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The FSP is effective for reporting periods beginning after December 15, 2005. The Company does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of this guidance.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (SFAS 153). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This standard was effective for fiscal periods beginning after June 15, 2005. Management does not believe that the adoption of SFAS 153 will have an impact on the Company’s financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 replaces APB Opinion 20, Accounting Changes, and FASB Statement 3, Reporting Accounting Changes in Interim Financial Statements, and changes the accounting and reporting requirements for a change in accounting principle. SFAS 154 applies to all voluntary changes in an accounting principle, as well as to changes required by a new accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005 and requires retrospective application to prior periods’ financial statements for most voluntary changes in an accounting principle, unless it is impracticable to do so. SFAS 154 did not change the guidance for reporting corrections of errors, changes in estimates or for justification of a change in accounting principle on the basis of preferability. The Company does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of SFAS No. 154.

In December 2004, the FASB issued SFAS No. 123R (Revised 2004), (Share-Based Payment), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R supersedes APB No. 25 and amends FASB Statement No. 95, Statement of Cash Flows. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense through the income statement based on their fair values at issue date. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow required under current guidelines.

Effective January 1, 2006, the Company began recording compensation expense associated with stock-based awards in accordance with SFAS No. 123R. Stock-based compensation expense was $117,000 in the first quarter of 2006. It is expected that stock-based compensation expense will increase in subsequent quarters, as additional stock options will have been granted.

The fair value of each option granted is estimated on the date of grant using the Binomial option-pricing model. The Company uses the following input variables as of the grant date, to arrive at the fair value for each grant:

1)	Grant date;

2)	Options granted;

3)	Exercise price;

4)	Stock price on date of grant;

5)	Expected dividend rate;

6)	Expected volatility;

7)	Risk free interest rate on grant date;

8)	Expected term; and

9)	Expected forfeiture rate.

Note 3. EARNINGS PER SHARE

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding, if potential dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.

The weighted-average number of shares used in computing basic and diluted earnings per share is as follows:

Earnings per share calculation2

For the three months ended March 31,

(In thousands, except per share amounts)

	2006			2005
	Net Income	Weighted average shares	Per share amount	Net Income	Weighted average shares	Per share amount
Basic earnings per share	$1,716	3,165	$0.54	$1,010	3,108	$0.32
Effect of dilutive shares:
assumed exercise of outstanding options	—	246	(0.04)	—	287	(0.02)
Diluted earnings per share	$1,716	3,411	$0.50	$1,010	3,395	$0.30

[2]	Adjusted for the 50% stock distribution declared to shareholders of record on March 3, 2006, and distributed April 3, 2006.

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

The following table shows the amounts of total off-balance sheet commitments by category as of the dates indicated:

Off-Balance sheet commitments

	March 31, 2006	December 31, 2005
	(Dollars in Thousands)
Standby letters of credit	$2,798	$2,642
Undisbursed loans and lines of credit	212,970	193,672
Available credit card lines	2,352	2,090

Total off-balance sheet commitments	$218,120	$198,404

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is the holding company for 1st Centennial Bank headquartered in Redlands, California. This discussion focuses primarily on the results of operations of the Company on a consolidated basis for the three months ended March 31, 2006 and 2005, and the financial condition of the Company as of March 31, 2006 and December 31, 2005.

Management’s discussion and analysis is written to provide greater insight into the results of operations and the financial condition of the Company and its subsidiary. For a more complete understanding of the Company and its operations, reference should be made to the financial statements included in this report and in the Company’s 2005 Annual Report on Form 10-K.

Certain statements in this Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, possible future deteriorating economic conditions in the Company’s areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; risks of available-for-sale securities declining significantly in value as interest rates rise or issuer’s of such securities suffering financial losses; and regulatory risks associated with the variety of current and future regulations to which the Company is subject. All of these risks could have a material adverse impact on the Company’s financial condition, results of operations or prospects, and these risks should be considered in evaluating the Company. Segment reporting is not presented since the Company’s revenue is attributed to a single reportable segment. For additional information concerning these factors, refer to the Company’s Form 10-K for the year ended December 31, 2005.

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

As the Company adds new products, it increases the complexity of its loan portfolio, and expands its geographic coverage. The Company will enhance its methodologies to keep pace with the size and complexity of the loan portfolio. Management might report a materially different amount for the provision for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management’s Discussion and Analysis section entitled “Financial Condition - Allowance for Loan Losses.” Although Management believes the level of the allowance as of March 31, 2006 was adequate to absorb losses inherent in the loan portfolio, a decline in the local economy may result in increasing losses that cannot reasonably be predicted at this time.

SUMMARY OF PERFORMANCE

Results of operations summary

Net income for the first three months of 2006 was $1.7 million, which is $706,000 or 70% higher than net income of $1.0 million for the first three months of 2005. Basic and diluted earnings per share were $0.54 and $0.50 respectively, for the first three months of 2006. This compares to $0.32 and $0.30 respectively, for the first three months of 2005. Return on average assets and return on average equity for the three months ended March 31, 2006 were 1.52% and 20.36% respectively, as compared to 1.10% and 14.40% respectively, for the same period in 2005. The increase in return on average assets and return on average equity for the three months ended March 31, 2006 when compared to the same period in 2005 is due in part, to the increase in interest income as a result of growth in average interest earning assets. Average interest-earning assets grew $85.5 million or 25%, from March 2005 to March 2006 primarily in non-real estate commercial loans and real estate construction and development loans. This is a result of our strong business climate and loan demand.

The primary drivers behind the variance in net income for the first quarter of 2006 relative to the first quarter of 2005 are as follows:

•	Net interest income before the provision for loan losses increased by $609,000 or 10%, primarily due to the increase in average total loans.

•	During the first quarter of 2006, the Company updated and redesigned its Commissions and Incentives Policy. As a result, commissions and incentives expense decreased $325,000. This reduction coupled with an increase in deferred loan origination costs offset in salary expense were the primary drivers behind the $471,000 or 16% decrease in salaries and employee benefits expense.

•	Gains from the sale of loans increased by $210,000 or 382% and income from conduit loan sales increased $193,000 or 64% due to more loans sold during the first quarter of 2006 as compared to the same period in 2005.

•	Professional fees expense decreased $127,000 or 36% as expenses incurred for compliance with the Sarbanes Oxley Act of 2002 decreased during the first three months of 2006 in comparison to the same period in 2005. Most of the expense to comply with the Sarbanes Oxley Act of 2002 was recorded in 2004 and 2005.

•	Other miscellaneous income decreased $108,000 or 111%, as a result of less fee income associated with participated loan activity during the first quarter of 2006 as compared to the first quarter of 2005.

•	Occupancy expense increased $104,000 or 23%. The increase in occupancy expense was attributable to a complete quarter of equipment depreciation, security, lease rental and other miscellaneous occupancy expenses relating to the opening of our Irwindale and Temecula branches that opened in February 2005 and August 2005, respectively.

•	The provision for income taxes increased $494,000 or 80% as a direct result of increased earnings for the three months ended March 31, 2006 when compared to the same period in 2005.

Financial Condition Summary

The Company’s total assets were $480.7 million at March 31, 2006, an increase of $24.5 million, or 5%, compared to total assets of $456.2 million at December 31, 2005. The most significant changes in the Company’s balance sheet during the first three months of 2006 are outlined below:

•	Interest-bearing deposits increased $18.1 million or 6% from December 31, 2005. The increase in interest-bearing deposits was primarily the result of the Company’s continued emphasis towards its money market campaign to attract new customers.

•	Net loans increased $10.6 million or 3% from December 31, 2005. Strong loan demand in the Company’s market areas contributed to the increase in net loans.

•	Federal funds sold increased $9.6 million or 45% from December 31, 2005 due to an improved liquidity position.

•	Cash surrender value of life insurance increased $4.6 million or 68% from December 31, 2005, which is attributable to the purchase of $4.5 million in new life insurance policies in March 2006 to help finance future executive salary continuation agreements.

•	Noninterest-bearing demand deposits increased $3.3 million or 3% from December 31, 2005, due to new deposit relationships, coupled with an increase in deposits with our existing customers.

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

The Company’s net interest margin as of March 31, 2006 was 6.21% compared to 7.03% for the same period in 2005. The increase in rates paid for money market, time deposits and subordinated notes payable to subsidiary trusts, coupled with the increase in the average balance on these liabilities, were the major contributors toward compressing our net interest margin. From March 31, 2005 to March 31, 2006 the percentage of total average deposits represented by money market deposits changed to 37% from 27% while average noninterest-bearing demand deposits changed to 25% from 32%. The shift in this average deposit mix also contributed to the reduction of the net interest margin in the first quarter of 2006 versus 2005.

For the first three months of 2006, total interest earning assets averaged $431.8 million, which represented an increase of $85.4 million or 25%, as compared to $346.4 million for the same period in 2005. This increase is primarily attributable to the increase in loans as a result of our strong business climate and loan demand. Total interest bearing deposits and other interest-bearing liabilities averaged $318.8 million, which represented an increase of $72.5 million or 29%, as compared to $246.3 million for the same period in 2005. This increase is primarily attributable to the increase in money market accounts. There was also an increase of $19.7 million in average time deposit accounts of $100,000 or more due to the addition of brokered deposits. There were no Federal Home Loan Bank borrowings outstanding during the three months ended March 31, 2006 compared to an average of $30.4 million for the same period in 2005 while average federal funds sold increased $22.6 million. The overall increase in deposits has helped improve the Company’s liquidity position during 2006.

The Company reported total interest income of $9.0 million for the three months ended March 31, 2006, which represented an increase of $1.8 million or 24%, over total interest income of $7.2 million for the same period in 2005. The increase is primarily the result of increases in interest and fees on loans of approximately $1.6 million that resulted from an increase of $70.7 million in average loans as of March 31 2006, as compared to the same period in 2005.

The Company reported total interest expense of $2.4 million for the three months ended March 31, 2006, which represented an increase of $1.2 million over total interest expense of $1.2 million for the same period in 2005. This increase is primarily attributable to an increase in the average balance of money market accounts, time deposit accounts and subordinated notes payable to subsidiary trusts.

For the three months ended March 31, 2006, net interest income before provision for loan losses was $6.6 million, which represents an increase of $609,000 or 10%, over net interest income before provision for loan losses of $6.0 million for the same period in 2005. The increase in net interest income for the first three months of 2006 as compared to 2005 was primarily due to the increase in average total loans.

The following table shows the average interest-earning assets and interest-bearing liabilities; the amount of interest income or interest expense; and the average yield or rate for each category of interest-earning assets and interest bearing liabilities and the net interest margin (net interest income divided by average earning assets) for the periods indicated.

Distribution, Yield and Rate Analysis of Net Interest Income

	For the Three Months Ending March 31,
	2006			2005
	Average Balance	Interest Income/ Expense	Average[3] Rate/Yield	Average Balance	Interest Income/ Expense	Average[3] Rate/Yield
	(Dollars in Thousands)
Interest-earning Assets:
Federal funds sold	$24,376	$271	4.51%	$1,732	$11	2.58%
Interest-bearing deposits in financial institutions	2,340	28	4.85%	3,612	39	4.38%
Investment securities:[4]
Taxable	8,572	95	4.49%	14,973	139	3.76%
Non-taxable	3,740	40	4.34%	3,894	41	4.27%

Total investments	39,028	434	4.51%	24,211	230	3.85%
Loans[5]	392,807	8,558	8.84%	322,147	7,000	8.81%

Total interest-earning assets	$431,835	$8,992	8.44%	$346,358	$7,230	8.47%

Interest-bearing Liabilities:
Interest-bearing deposits
Interest-bearing demand deposits	$26,806	$22	0.33%	$18,857	$10	0.22%
Money market deposits	147,580	1,081	2.97%	80,328	304	1.53%
Savings deposits	25,657	59	0.93%	24,662	38	0.62%
Time deposits $100,000 or greater	61,785	561	3.68%	42,087	275	2.65%
Other time deposits	38,623	321	3.37%	34,592	205	2.40%

Total interest-bearing deposits	300,451	2,044	2.76%	200,526	832	1.68%

FHLB borrowings	—	—	0.00%	30,361	188	2.51%
Federal funds purchased	—	—	0.00%	2,248	14	2.53%
Subordinated notes payable to subsidiary trusts	18,306	339	7.51%	13,151	196	6.04%

Total borrowings	18,306	339	7.51%	45,760	398	3.53%

Total interest-bearing liabilities	$318,757	$2,383	3.03%	$246,286	$1,230	2.03%

Net interest income		$6,609			$6,000

Net interest margin[6]			6.21%			7.03%

[3]	Average rates/yields for these periods have been annualized using actual days.

[4]	Yields on income have not been computed on a tax equivalent basis, because tax-exempt investments are minimal.

[5]	Loans are gross, which excludes the allowance for loan losses, and net of deferred fees. Nonaccrual loans are included in the table for computation purposes, but the foregone interest on such loans is excluded.

[6]	Net interest income as a percentage of average interest-earning assets.

The following table shows a rate and volume analysis for changes in interest income, interest expense, and net interest income for the periods indicated.

Rate7/Volume Analysis of Net Interest Income

	Three Months Ended March 31, 2006 vs. 2005
	Increases (Decreases) Due to Change In
	Volume	Rate	Total
	(Dollars in Thousands)
Increase (Decrease) in Interest Income:
Federal funds sold	$144	$116	$260
Interest-bearing deposits in financial institutions	(14)	3	(11)
Investment securities:[8]
Taxable	(59)	15	(44)
Non-taxable	(2)	1	(1)
Loans[9]	1,535	23	1,558

Total	$1,604	$158	$1,762

Increase (Decrease) in Interest Expense:
Interest-bearing demand deposits	$4	$8	$12
Money market deposits	255	522	777
Savings deposits	2	19	21
Time deposits $100,000 or greater	129	157	286
Other time deposits	24	92	116
FHLB borrowings	(188)	—	(188)
Federal funds purchased	(14)	—	(14)
Subordinated notes payable to subsidiary trusts	77	66	143

Total	$289	$864	$1,153

Total change in net interest income	$1,315	$(706)	$609

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

The provision for loan losses totaled $465,000 for the three months ended March 31, 2006. This represented an increase of $115,000 or 33% when compared to $350,000 for the same period in 2005. As of March 31, 2006 net recoveries were $7,000 compared to $1,000 for the same period in 2005, however, the increase in the provision was necessary in order to support the Company’s growth in the loan portfolio.

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

NONINTEREST INCOME

Noninterest income for the Company includes customer service fees, gains from sale of loans, increase in the cash surrender value of life insurance policies, broker fee income, conduit loan sales income and other miscellaneous income.

Noninterest income totaled $1,168,000 for three months ended March 31, 2006. This represented an increase of $254,000, or 28% when compared to $914,000 for the same period in 2005.

The increase in noninterest income was primarily attributable to the increases in gains from the sale of loans of $210,000 and conduit loan sales income of $193,000 as a result of more loans sold during the first quarter of 2006 as compared to the same period in 2005. A significant portion of these increases was offset by the decrease of $108,000 in other miscellaneous income as a result of less fee income associated with participated loan activity during the first quarter of 2006 as compared to the first quarter of 2005.

For the three months ended March 31, 2006 as compared to 2005, noninterest income as an annualized percentage of average earning assets increased to 1.10% from 1.07%. This favorable increase is attributable to the continuing efforts of the Company to increase noninterest income.

The following table sets forth components of the Company’s noninterest income for the periods indicated and expresses the amounts as a percentage of total noninterest income:

Noninterest Income

	For the Three Months Ended March 31,
	2006		2005
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Customer service fees	$328	28.08%	$321	35.13%
Gains from sale of loans	265	22.69%	55	6.02%
Increase in cash surrender value of life insurance	71	6.08%	61	6.67%
Broker fee income	20	1.71%	78	8.53%
Conduit loan sales income	495	42.38%	302	33.04%
Other miscellaneous income (expenses)	(11)	(0.94)%	97	10.61%

Total noninterest income	$1,168	100.00%	$914	100.00%

As a percentage of average earning assets (annualized)		1.10%		1.07%

NONINTEREST EXPENSE

Noninterest expense for the Company includes salaries and employee benefits, net occupancy and equipment expense, marketing expense, data processing and professional fees, and other operating expenses.

Noninterest expense totaled $4,481,000 for the three months ended March 31, 2006. This represented a decrease of $452,000, or 9% when compared to $4,933,000 for the same period in 2005. The decrease in noninterest expense was primarily due to the decreases of $471,000 and $127,000 in salaries and employee benefits and professional fee expense, respectively. These decreases were partially offset by an increase of $104,000 in occupancy expense.

During the first quarter of 2006, the Company updated and redesigned its Commissions and Incentives Policy. As a result, commissions and incentives expense decreased $325,000. This reduction coupled with an increase in deferred loan origination costs offset in salary expense were the major contributors in the reduction of salaries and employee benefits expense of $471,000. Professional expense decreased $127,000. Expenses related to the compliance of the Sarbanes Oxley Act of 2002 decreased in during the first three months of 2006 when compared to the same period in 2005. Most of the expense to comply with the Sarbanes Oxley Act of 2002 was recorded in 2004 and 2005. The increase in occupancy expense of $104,000 was attributable to equipment depreciation, security expense, lease rental expense and other miscellaneous occupancy expenses relating to the opening of our Irwindale and Temecula branches that opened February 2005 and August 2005, respectively.

For the three months ended March 31, 2006 as compared to 2005, noninterest expense as an annualized percentage of average earning assets decreased to 4.21% from 5.78%. This decrease is reflective of Management’s continuing efforts to control overhead expenses.

The following table sets forth components of the Company’s noninterest expense for the periods indicated and express the amounts as a percentage of total noninterest expense:

Noninterest Expense

	For the Three Months Ended March 31,
	2006		2005
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Salaries and employee benefits	$2,487	55.49%	$2,958	59.96%
Net occupancy expense	551	12.30%	447	9.06%
Marketing	379	8.46%	310	6.28%
Data processing fees	145	3.24%	231	4.68%
Professional fees	227	5.07%	354	7.18%
Postage, telephone, supplies	151	3.37%	140	2.84%
Directors’ fees	56	1.25%	60	1.22%
Other operating expense	485	10.82%	433	8.78%

Total noninterest expense	$4,481	100.00%	$4,933	100.00%

As a percentage of average earning assets (annualized)		4.21%		5.78%

INCOME TAXES

For the three months ended March 31, 2006 the Company’s effective income tax rate was 39.4%, as compared to 38.1% for the same period in 2005. The increase in the effective rate was a direct result of the Company’s increase in volume of taxable income verses tax-exempt income on certain tax-exempt investments. These rates represent a blend of the statutory federal income tax rate of 34.0% and the California income tax rate of 11.0%, net of federal tax benefit.

FINANCIAL CONDITION

GENERAL

The Company’s total assets were $480.7 million at March 31, 2006, an increase of $24.5 million, or 5%, compared to total assets of $456.2 million at December 31, 2005. The largest single component of the asset growth was in total net loans, which increased $10.6 million or 3% to $391.8 million at March 31, 2006 as compared to $381.2 million at December 31, 2005. Nearly as substantial was the increase in federal funds sold of $9.6 million, or 45%, to $31.1 million at March 31, 2006 as compared to $21.5 million at December 31, 2005. Total deposits at March 31, 2006 were $422.6 million, which represented an increase of $21.3 million, or 5% from total deposits of $401.3 million at December 31, 2005. The increase was primarily in interest-bearing deposits. Interest-bearing deposits increased $18.1 million or 6% to $313.2 million at March 31, 2006 compared to $295.1 million at December 31, 2005. Noninterest bearing demand deposits increased $3.3 million or 3% to $109.4 million at March 31, 2006 compared to $106.1 million at December 31, 2005. The major components of the Company’s balance sheet are individually analyzed below, along with off-balance sheet information.

LOANS

Total gross loans were $399.4 million at March 31, 2006 as compared to $388.5 million at December 31, 2005. Total gross loans increased by $10.9 million, or 3% for the first three months of 2006. Total gross loans represented 83% and 85% of total assets at March 31, 2006 and December 31, 2005, respectively. Real estate loans, which includes construction and development increased $18.3 million or 8% during the first three months of 2006 and represented approximately 168% of the total loan growth of $10.9 million. This was due to the continuing strong demand for affordable housing in our market areas. Commercial loans decreased $9.4 million or 6% during the first three months of 2006 due to loan runoff, coupled with the runoff of our accounts receivable financing program which was discontinued effective January 2006.

The following table shows the amounts of total loans outstanding by category as of the dates indicated:

Loan Portfolio Composition

	March 31, 2006		December 31, 2005
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Real estate loans:
Construction and development	$154,145	38.59%	$137,292	35.34%
Residential loans	3,388	0.85%	3,440	0.89%
Commercial and multi-family	86,324	21.61%	84,813	21.83%
Commercial loans	141,764	35.50%	151,207	38.91%
Consumer loans	3,508	0.88%	2,784	0.72%
Equity lines of credit	8,975	2.25%	7,644	1.97%
Credit card and other loans	1,276	0.32%	1,304	0.34%

Total gross loans	399,380	100.00%	388,484	100.00%

Less:
Unearned income	(1,756)		(1,955)
Allowance for loan losses	(5,848)		(5,376)

Total net loans	$391,776		$381,153

NON-PERFORMING ASSETS

The Company’s policy is to recognize interest income on an accrual basis unless the full collectibility of principal and interest is uncertain. Loans that are delinquent 90 days or more, unless well secured and in the process of collection, are placed on nonaccrual status and on a cash basis, and previously accrued but uncollected interest is reversed against current income. Thereafter, income is recognized only as it is collected in cash. Collectibility is determined by considering the borrower’s financial condition, cash flow, quality of management, the existence of collateral or guarantees and the state of the local economy.

Nonperforming assets include loans for which interest is no longer accruing, loans 90 or more days past due, restructured loans and other real estate owned.

December 31, 2005 to March 31, 2006 analysis. Nonperforming assets at March 31, 2006 decreased $487,000 to $507,000, from $994,000 at December 31, 2005, and represented 0.13% and 0.26% of total gross loans, respectively. The decrease was primarily attributable to the payoff of three commercial loans totaling $330,000 and the charge-off of two commercial loans totaling $119,000. There were also principal paydowns totaling approximately $38,000 on loans that remain on nonaccrual status.

March 31, 2005 to March 31, 2006 analysis. Nonperforming assets at March 31, 2006 increased $386,000 to $507,000, from $121,000 at March 31, 2005, and represented 0.13% and 0.04% of total gross loans, respectively. The increase was primarily attributable to the addition of two commercial loans totaling $489,000 offset against the payoff of one commercial loan totaling $87,000 and the principal paydown on one commercial loan totaling approximately $13,000 that remains on nonaccrual status.

The following table provides information with respect to the components of the Company’s nonperforming assets as of the dates indicated:

Nonperforming Assets

	March 31, 2006	December 31, 2005	March 31, 2005
(Dollars in Thousands)
Nonaccrual loans:[10]
Real estate loans:
Construction and development	$—	$—	$—
Residential loans	—	—	—
Commercial and multi-family	—	—	—
Commercial loans	507	994	121
Consumer loans	—	—	—
Equity lines of credit	—	—	—
Credit card and other loans	—	—	—

Total nonaccrual loans	507	994	121

Loans 90 days or more past due (as to principal or interest) and still accruing:
Real estate loans:
Construction and development	—	—	—
Residential loans	—	—	—
Commercial and multi-family	—	—	—
Commercial loans	—	—	—
Consumer loans	—	—	—
Equity lines of credit	—	—	—
Credit card and other loans	—	—	—

Total loans 90 days or more past due and still accruing	—	—	—

Restructured loans[11]	—	—	—

Total nonperforming loans	507	994	121
Other real estate owned	—	—	—

Total nonperforming assets	$507	$994	$121

Nonperforming loans as a percentage of total gross loans[12]	0.13%	0.26%	0.04%
Nonperforming assets as a percentage of total gross loans and other real estate owned	0.13%	0.26%	0.04%
Allowance for loan losses to nonperforming loans	1,153.45%	540.85%	3,709.09%
Allowance for loan losses	$5,848	$5,376	$4,488

[10]	During the three months ended March 31, 2006, no income related to these loans was included in net income. Additional interest income of approximately $7,000, would have been recorded for the three months ended March 31, 2006 if these loans had been paid or accrued in accordance with their original terms and had been outstanding throughout the applicable period then ended or, if not outstanding throughout the applicable period then ended, since origination.

[11]	Restructured loans are loans where the terms are renegotiated to provide a reduction or deferral of interest or principal due to deterioration in the financial position of the borrower.

[12]	Total loans are gross loans less unearned income.

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

The allowance for loan losses totaled $5.8 million at March 31, 2006 compared to $5.4 million at December 31, 2005 and as a percentage of total loans outstanding was 1.47% and 1.39%, respectively. The process for monitoring the adequacy of the allowance, as well as supporting documentation regarding the allowance follows.

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

The Company establishes an Allowance for Loan and Lease Losses (ALLL) through charges to earnings based on Management’s evaluation of the loan portfolio and a number of other criteria. If warranted, the allowance may be increased by regular provisions in order to maintain a proper relationship to the aggregate funded and unfunded loan portfolio. The provision may be influenced by the amount of charge-offs and/or recoveries. The adequacy of the ALLL is determined by a number of factors that are included in the Company’s ALLL methodology.

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

As of March 31, 2006, the aggregate loan portfolio risk ratings were stratified as follows:

Pass/Homogeneous:	91.27%
Special Mention:	7.29%
Substandard:	1.32%
Doubtful:	0.12%

100.00%

For the first three months ended March 31, 2006 and 2005, the Company had net recoveries of $7,000 and $1,000, respectively. Implicit in lending activity is the risk that losses will occur and that the amount of such loss will vary over time. In many cases Management exercises considerable judgment in determining the timing of the recognition of inherent losses with the objective to present a realistic presentation of the quality of the loan portfolio. Because of Management’s conservative timing of loss recognition, it is Management’s opinion that there could be a possibility of future recoveries, although no assurance can be given that this will occur.

Except for nonperforming assets, and impaired loans, Management is not aware of any loans as of March 31, 2006 for which known credit problems of the borrower would cause serious doubt as to the ability of such borrowers to comply with their present loan repayment terms. Management cannot, however, predict the extent to which the deterioration in general economic conditions, real estate values, increase in general rates of interest, changing financial conditions or business of a borrower may adversely affect a borrower’s ability to repay. The ratio of the allowance for loan losses to total loans was determined by Management to be adequate at March 31, 2006 and December 31, 2005.

The following table summarizes the activity in the Company’s allowance for loan losses for the periods indicated:

Allowance for Loan Losses

	March 31, 2006	December 31, 2005	March 31, 2005
	(Dollars in Thousands)
Balances:
Average total loans outstanding during period	$392,807	$362,231	$322,147

Total loans outstanding at end of period, net of unearned income	$397,624	$386,529	$339,396

Allowance for Loan Losses:
Balance at beginning of period	$5,376	$4,137	$4,137
Charge-offs:
Real estate loans:
Construction and development	—	—	—
Residential loans	—	—	—
Commercial and multi-family	—	—	—
Commercial loans	119	996	—
Consumer loans	—	2	—
Equity lines of credit	—	—	—
Credit card and other loans	—	10	—

Total charge-offs	119	1,008	—

Recoveries:
Real estate loans:
Construction and development	—	—	—
Residential loans	1	2	—
Commercial and multi-family	—	—	—
Commercial loans	124	105	1
Consumer loans	1	—	—
Equity lines of credit	—	—	—
Credit card and other loans	—	—	—

Total recoveries	126	107	1

Net (charge-offs) recoveries	7	(901)	1

Provision charged to operations	465	2,140	350

Allowance for loan losses balance, end of period	$5,848	$5,376	$4,488

Ratios:[13]
Net loan charge-offs to average total loans	0.00%	0.25%	0.00%
Allowance for loan losses to average total loans	1.49%	1.48%	1.39%
Allowance for loan losses to total loans at end of period	1.47%	1.39%	1.32%
Allowance for loan losses to total nonperforming loans	1,153.45%	540.85%	3,709.09%
Net loan (charge-offs) recoveries to allowance for loan losses at end of period	0.12%	(16.76)%	0.02%
Net loan (charge-offs) recoveries to provision for loan losses	1.51%	(42.10)%	0.29%

[13]	Total loans are gross loans less unearned income.

INVESTMENTS

The Company’s investment portfolio provides income to the Company and also serves as a source of liquidity. Total yield, risk and maturity are among the factors considered in building the investment portfolio. Pursuant to FASB 115, securities must be classified as “held to maturity,” “available for sale,” or “trading securities.” Those securities held in the “available for sale” category must be carried on the Company’s books at fair market value. At March 31, 2006 and December 31, 2005, 100% of the investment securities owned by the Company were classified as “Available for Sale.”

At March 31, 2006, the Company’s investment portfolio at fair value consisted of $7.2 million in federal agency mortgage-backed securities and $3.9 million in obligations of states and local government securities for a total of $11.1 million. At December 31, 2005, the portfolio consisted of $8.2 million in federal agency mortgage-backed securities and $4.0 million in obligations of states and local government securities for a total of $12.2 million. The $1.1 million or 10% decrease in the Company’s investment portfolio was due to principal paydowns on the federal agency mortgage-backed securities. The proceeds received from the payoffs were used to fund the Company’s loan growth and augment liquidity.

The following table is a comparison of amortized cost and fair value of investment securities as of the dates indicated:

Investment Portfolio

	March 31, 2006				December 31, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in Thousands)
Available for Sale:
Federal agency mortgage-backed securities	$7,333	$34	$(104)	$7,263	$8,242	$51	$(120)	$8,173
Obligations of states and local government securities	3,795	83	—	3,878	3,937	98	—	4,035

Total	$11,128	$117	$(104)	$11,141	$12,179	$149	$(120)	$12,208

The Company also has investments in interest-bearing time certificates of deposit at other financial institutions totaling $2.3 million at March 31, 2006 and December 31, 2005.

DEPOSITS

Total deposits increased $21.3 million, or 5%, to $422.6 million at March 31, 2006 from $401.3 million at December 31, 2005. Noninterest-bearing demand deposits increased $3.3 million or 3% at March 31, 2006 as compared to December 31, 2005. Interest bearing and money market accounts increased $20.3 million, or 12% at March 31, 2006 as compared to December 31, 2005. Savings deposit accounts decreased $4.2 million or 15% at March 31, 2006 as compared to December 31, 2005. Time deposits $100,000 or greater increased $3.6 million, or 6% at March 31, 2006 as compared to December 31, 2005, while other time deposits decreased $1.7 million, or 4%. The overall increase in deposits has helped improve the Company’s liquidity position during 2006.

The increase in noninterest-bearing demand deposits from December 31, 2005 to March 31, 2006 was primarily attributable to new deposit relationships, coupled with an increase in deposits with our existing customers. The increase in interest-bearing and money market accounts was primarily the result of the Company’s money market campaign to attract new customers.

Cost of funds

The Company’s cost of funds is calculated as total interest expense on interest-bearing deposits and other interest-bearing liabilities, annualized as a percentage of average interest-bearing deposits and other interest-bearing liabilities.

The rate paid on the Bank’s interest-bearing deposits increased to 2.76% at March 31, 2006 from 1.68% at March 31, 2005. For all interest bearing liabilities, the average rate for the three months ended March 31, 2006 was 3.03% as compared to 2.03% for the same period in 2005. Market rate increases, coupled with the increase in rates paid on money market accounts as a result of the Company’s money market campaign to attract new customers impacted the Company’s cost of funds.

From March 31, 2005 to March 31, 2006 the percentage of total average deposits represented by money market deposits changed to 37% from 27% while average noninterest-bearing demand deposits changed to 25% from 32%. The shift in this average deposit mix also contributed to the increased cost of funds in the first quarter of 2006 versus 2005.

The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated:

Average Deposits and Other Borrowings

	Three Months Ended March 31, 2006		Three Months Ended March 31, 2005
	Average Balance	Average[14] Rate	Average Balance	Average[14] Rate
	(Dollars in Thousands)
Demand deposits, noninterest bearing	$102,603	0.00%	$94,591	0.00%

Interest-bearing deposits:
Interest-bearing demand deposits	26,806	0.33%	18,857	0.22%
Money market deposits	147,580	2.97%	80,328	1.53%
Savings deposits	25,657	0.93%	24,662	0.62%
Time deposits $100,000 or greater	61,785	3.68%	42,087	2.65%
Other time deposits	38,623	3.37%	34,592	2.40%

Total interest-bearing deposits	300,451	2.76%	200,526	1.68%

FHLB borrowings	—	0.00%	30,361	2.51%
Federal funds purchased	—	0.00%	2,248	2.53%
Subordinated notes payable to subsidiary trusts	18,306	7.51%	13,151	6.04%

Total deposits and other borrowings	$421,360	2.29%	$340,877	1.46%

Average rate excluding noninterest bearing demand deposits		3.03%		2.03%

The following table summarizes the composition of average deposits as a percentage of total average deposits for the periods indicated:

Percent of Total Average Deposit Composition

	March 31, 2006	March 31, 2005
	Percent of Total	Percent of Total
Demand deposits, noninterest bearing	25.46%	32.05%
Interest-bearing deposits:
Interest-bearing demand deposits	6.65%	6.39%
Money market deposits	36.61%	27.22%
Savings deposits	6.37%	8.36%
Time deposits $100,000 or greater	15.33%	14.26%
Other time deposits	9.58%	11.72%

Total average deposits	100.00%	100.00%

[14]	Rates for these periods on which calculations are based have been annualized using actual days.

The following tables sets forth the scheduled maturities of time certificates of deposit accounts outstanding in amounts of $100,000 or more for the periods indicated:

	3 Months or Less	Over 3 Months Through 6 Months	Over 6 Months Through 12 Months	Over 12 Months	Total
	(Dollars in Thousands)
March 31, 2006	$14,169	$14,881	$17,679	$16,934	$63,663

December 31, 2005	$15,061	$11,100	$18,925	$15,007	$60,093

LIQUIDITY AND MARKET RISK MANAGEMENT

Liquidity

The Company’s liquidity is primarily a reflection of the Company’s ability to raise money quickly, without principal loss and at a reasonable cost to meet loan demand and deposit withdrawals, and to service other liabilities as they come due. The Company has adopted policies to manage its liquidity position so it can respond to changes in the financial environment and ensure that sufficient funds are available to meet those needs. Generally, the Company’s major sources of liquidity are customer deposits, maturities, paydowns and sales of investment securities, the use of federal funds markets, borrowings from correspondent banks, borrowings from the Federal Home Loan Bank (FHLB) and net cash provided by operating activities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments, which are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors, are not. Liquid assets include cash and due from banks, less the federal reserve requirement, federal funds sold, interest-bearing deposits in financial institutions, unpledged investment securities available-for-sale, Federal Home Loan Bank stock investment, less the stock requirement, restricted at cost, Pacific Coast Bankers’ Bank stock investment, restricted at cost, and cash surrender value of life insurance policies.

In order to augment liquidity, as of March 31, 2006 the Company has Federal Funds borrowing arrangements with four correspondent banks totaling $25.0 million, and a secured line of credit with the FHLB totaling approximately $37.3 million.

On a consolidated basis, the Company’s liquidity ratio, with policy guidelines of “above 10%” is a measure of liquid assets to deposits, plus short-term liabilities, plus Federal Home Loan Bank borrowings due within one year, less pledged deposits for treasury tax and loan, increased to 17.60% at March 31, 2006 from 14.98% as of December 31, 2005. The Company also monitors its net non-core funding dependence ratio, with policy guidelines of “less than 25%”. The net non-core dependence ratio is a measure of non-core liabilities less short-term investments, divided by long-term earning assets. The ratio was 3.40% at March 31, 2006 and 7.08% at December 31, 2005.

We believe it is beneficial to take advantage of the earnings opportunity presented by current loan demand, and to make certain temporary arrangements to ensure adequate liquidity. In order to enhance our deposit growth, we have a plan in place to increase deposits by:

1)	Encouraging deposit relationships with all loan customers;

2)	A revised incentive program for business development officers to reward deposit growth;

3)	Hiring personnel whose primary focus is deposit growth;

4)	Advertising competitive deposit rates;

5)	Offering deposit promotions; and

6)	Buying brokered deposits and public funds to a limit of 15% of total deposits.

As of March 31, 2006, total brokered deposits and public funds totaled $27.9 million and were 6.60% of total deposits.

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

The following table sets forth certain information with respect to the Company’s liquidity as of the periods indicated:

Liquidity

	March 31, 2006	December 31, 2005
	(Dollars in Thousands)
Cash and due from banks (net FRB reserve requirement)	$17,126	$16,015
Federal funds sold	31,100	21,505
Interest-bearing deposits in financial institutions	2,350	2,334
Unpledged investment securities, available-for-sale	10,841	11,904
Stock investments, restricted at cost	1,636	1,620
Cash surrender value of life insurance	11,301	6,735

Total liquid assets	$74,354	$60,113

Liquidity ratio:
Ending deposits and short-term liabilities	17.60%	14.98%

Interest Rate Risk Management

Market risk arises from changes in interest rates, exchange rates, commodity prices and equity prices. The Company’s market risk exposure is primarily that of interest rate risk, and it has established policies and procedures to monitor and limit earnings and balance sheet exposure to changes in interest rates. The Company does not engage in the trading of financial instruments, nor does the Company have exposure to currency exchange rates. The Company’s earnings depend primarily upon the difference between the income it receives from its interest earning assets and its cost of funds, principally interest expense incurred on interest-bearing liabilities. Interest rates charged on the Company’s loans are affected principally by the demand for loans, the supply of money available for lending purposes, and competitive factors. In turn, these factors are influenced by general economic conditions and other constraints beyond the Company’s control, such as governmental economic and tax policies, general supply of money in the economy, governmental budgetary actions and the actions of the FRB.

Asset/Liability Management

The principal objective of interest rate risk management (often referred to as “asset/liability management”) is to manage the financial components of the Company in a manner that will optimize the risk/reward equation for earnings and capital in relation to changing interest rates. The Company has adopted formal policies and practices to monitor and manage interest rate risk exposure. As part of this effort, the Company measures interest rate risk utilizing both a modeling program from an outside vendor, as well as reports from third party sources, which can be compared and analyzed together, enabling Management to better manage economic risk and interest rate risk.

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

In connection with the foregoing strategy, the Company studies the change in net interest income and net interest margin given immediate and parallel interest rate shocks over a 12-month horizon. The Company’s goal is to manage the effect of these changes within Board-established parameters of “less than a 15% change” for up/down 100 and 200 basis points. Shown below are possible changes to net interest income and the net interest margin based upon the model’s program under 100 and 200 basis point increases or decreases as of March 31, 2006:

Change (in Basis Points)	Net Interest Income (next twelve months)	Change in Net Interest Income	% Change in Net Interest Income	Net Interest Margin[15]
(Dollars in Thousands)
+200	$31,758	$4,573	16.82%	7.16%
+100	29,477	2,292	8.43%	6.64%
0	27,185	—	0.00%	6.12%
– 100	25,403	(1,782)	(6.56%)	5.72%
– 200	23,544	(3,641)	(13.39%)	5.30%

These results indicate the effect of immediate rate changes, which are unlikely and do not consider the yield from reinvesting in short-term versus long-term instruments. This report shows liquidation values in an extremely downward movement, which is highly unlikely. Although out of compliance in one area, the results produced are desirable. The net interest margin will improve if rates rise and decline if rates fall. Management and the Board of Directors consider the results indicated by the report acceptable.

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

Total shareholders’ equity was $35.6 million at March 31, 2006, compared to $33.4 million at December 31, 2005. The increase of $2.2 million, or 7% during the first three months of 2006 was primarily due to $1,716,000 in year-to-date net income, $117,000 in compensation expense credited to capital from the issuance of incentive stock options and the proceeds of $361,000 from the exercise of stock options.

[15]	Excluding loan fees.

The following table illustrates the capital and prompt corrective action guidelines applicable to the Company and the Bank, as well as their total risk-based capital ratios, Tier 1 capital ratios and leverage ratios as of the dates indicated:

	Actual Amount/Ratio		Minimum Capital Requirement Amount/Ratio		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions Amount/Ratio
As of March 31, 2006:
Total capital to risk-weighted assets:
The Company	$54,652	13.01%	$33,606	8.00%	$42,008	10.00%
The Bank	53,041	12.63%	33,597	8.00%	41,996	10.00%
Tier 1 capital to risk-weighted assets:
The Company	43,254	10.30%	16,798	4.00%	25,197	6.00%
The Bank	47,772	11.37%	16,806	4.00%	25,209	6.00%
Tier 1 capital to average assets:
The Company	43,254	9.51%	18,193	4.00%	22,741	5.00%
The Bank	47,772	10.51%	18,182	4.00%	22,727	5.00%
As of December 31, 2005:
Total capital to risk-weighted assets:
The Company	$52,283	12.86%	$32,524	8.00%	$40,656	10.00%
The Bank	50,779	12.49%	32,525	8.00%	40,656	10.00%
Tier 1 capital to risk-weighted assets:
The Company	40,327	9.92%	16,261	4.00%	24,391	6.00%
The Bank	45,697	11.24%	16,262	4.00%	24,393	6.00%
Tier 1 capital to average assets:
The Company	40,327	9.02%	17,883	4.00%	22,354	5.00%
The Bank	45,697	10.21%	17,903	4.00%	22,379	5.00%

Of the Company’s $43.3 million of Tier 1 capital at March 31, 2006, $11.9 million consisted of Trust Preferred Securities. Trust Preferred Securities, up to the amount of 25% of Tier 1 capital, are considered to be Tier 1 capital for regulatory purposes, but classified as long-term debt in accordance with generally accepted accounting principles. The remaining $6.1 million of Trust Preferred Securities is included in Tier 2 capital.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information concerning quantitative and qualitative disclosures about market risk is included as part of Part I, Item 2 above. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Market Risk Management.”

ITEM 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting or in other factors in the first quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 1A.	RISK FACTORS

There has not been any material change in the risk factors disclosure from that contained in the Company’s 2005 Form 10-K for the fiscal year ended December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibits

3.1	Articles of Incorporation of the Company[16]

3.2	Amendment to Articles of Incorporation of the Company filed May 5, 2000[17]

3.3	Amendment to Articles of Incorporation of the Company filed February 18, 2003[18]

3.4	Restated By-Laws of the Company[17]

10.1	Brea Branch Lease, dated September 20, 2000[19]

10.2	Form of Indemnification Agreement[19]

10.9	1st Centennial Bank Employee Stock Ownership Plan (with 401(k) provisions) dated August 1, 2004[20]

10.10	Amended and Restated Stock Incentive Plan[20]

10.11	Palomar Community Bank (now Escondido branch) lease dated April 15, 1987[21]

10.12	Indenture for Trust Preferred Securities dated July 11, 2002[22]

10.13	Amended and Restated Declaration of Trust for trust preferred securities dated July 11, 2002[23]

10.14	Guarantee Agreement for Trust Preferred Securities dated July 11, 2002[24]

10.15	Salary Continuation Agreement of Suzanne Dondanville, dated December 17, 2002[25]

10.16	Salary Continuation Agreement of Clifford Schoonover, dated December 17, 2002[26]

10.17	Amendment to Construction Department Lease dated August 28, 2002[27]

10.18	Commercial Lending Group Lease, dated December 23, 2002[28]

10.19	Palm Desert Branch Lease, dated November 13, 2002[29]

10.20	Amendment to Escondido Branch Lease, dated June 6, 2001[30]

[16]	Incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form S-4 dated October 20, 1999.

[17]	Incorporated by reference to the exhibit of the same number on Form 10-QSB for the quarter ended June 30, 2002.

[18]	Incorporated by reference to the exhibit of the same number on Form SB-2 dated March 13, 2003.

[19]	Incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form SB-2 dated March 21, 2001.

[20]	Incorporated by reference to the exhibit of the same number on Form 10-KSB for the year ended December 31, 2004.

[21]	Incorporated by reference to exhibit 10.13 on Form 10-QSB for the fiscal quarter ended March 31, 2002.

[22]	Incorporated by reference to exhibit 10.14 on Form 10-QSB for the fiscal quarter ended September 30, 2002.

[23]	Incorporated by reference to exhibit 10.15 on Form 10-QSB for the fiscal quarter ended September 30, 2002.

[24]	Incorporated by reference to exhibit 10.16 on Form 10-QSB for the fiscal quarter ended September 30, 2002.

[25]	Incorporated by reference to exhibit 10.17 on Form SB-2 dated March 13, 2003.

[26]	Incorporated by reference to exhibit 10.18 on Form SB-2 dated March 13, 2003.

[27]	Incorporated by reference to exhibit 10.20 on Form SB-2 dated March 13, 2003.

[28]	Incorporated by reference to exhibit 10.21 on Form SB-2 dated March 13, 2003.

[29]	Incorporated by reference to exhibit 10.22 on Form 10-KSB for the year ended December 31, 2002.

[30]	Incorporated by reference to exhibit 10.23 on Form 10-KSB for the year ended December 31, 2002.

10.21	Amendment to Salary Continuation Agreement of Suzanne Dondanville dated December 17, 2002[31]

10.22	Amendment to Salary Continuation Agreement of Anne Elizabeth Sanders dated December 1, 2001[32]

10.23	Amendment to Salary Continuation Agreement of Clifford Schoonover dated December 17, 2002[33]

10.25	Indenture for Trust Preferred Securities dated January 15, 2004[34]

10.26	Amended and Restated Declaration of Trust for Trust Preferred Securities dated January 15, 2004[34]

10.27	Guarantee Agreement for Trust Preferred Securities dated January 15, 2004[34]

10.28	Amendment to Brea Branch Lease dated August 16, 2004[35]

10.29	Irwindale Branch Lease dated August 12, 2004[35]

10.30	Salary Continuation Agreement of Anne Elizabeth Sanders dated December 1, 2001[35]

10.31	Employment Agreement of Beth Sanders dated December 1, 2004[36]

10.32	Employment Agreement of Suzanne Dondanville dated December 1, 2004[36]

10.33	Temecula Branch Lease dated December 15, 2004[36]

10.34	Real Estate Department Lease dated November 30, 2000[36]

10.35	Indenture for Trust Preferred Securities dated September 28, 2005[37]

10.36	Amended and Restated Declaration of Trust for Trust Preferred Securities dated September 28, 2005[37]

10.37	Guarantee Agreement for Trust Preferred Securities dated September 28, 2005[37]

10.38	Salary Continuation Agreement of Thomas E. Vessey dated April 7, 2006[38]

10.39	Salary Continuation Agreement of John P. Lang dated April 7, 2006[38]

21.1	Subsidiaries of 1st Centennial Bancorp[37]

23.1	Consent of Hutchinson and Bloodgood, LLP[39]

31.1	Certification of Chief Executive Officer (Section 302 Certification)

31.2	Certification of Chief Financial Officer (Section 302 Certification)

32	Certification of Periodic Financial Report (Section 906 Certification)

[31]	Incorporated by reference to exhibit 10.24 on Form 10-KSB for the year ended December 31, 2003.

[32]	Incorporated by reference to exhibit 10.25 on Form 10-KSB for the year ended December 31, 2003.

[33]	Incorporated by reference to exhibit 10.26 on Form 10-KSB for the year ended December 31, 2003.

[34]	Incorporated by reference to the exhibit of the same number on Form 10-QSB for the quarter ended March 31, 2004.

[35]	Incorporated by reference to the exhibit of the same number on Form 10-QSB for the quarter ended September 30, 2004.

[36]	Incorporated by reference to the exhibit of the same number on Form 10-KSB for the year ended December 31, 2004.

[37]	Incorporated by reference to Form 10-Q for the quarter ended September 30, 2005.

[38]	Incorporated by reference to Exhibit 99.1 to current report on Form 8-K dated April 11, 2006.

[39]	Incorporated by reference to the exhibit of the same number on Form 10-K for the year ended December 31, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of May 2006.

1ST CENTENNIAL BANCORP

/s/ Thomas E. Vessey
Thomas E. Vessey President and Chief Executive Officer

/s/ Beth Sanders
Beth Sanders
Executive Vice President and Chief Financial Officer (Principal Financial Officer)