Form 10-Q
period 2006-06-30
1ST CENTENNIAL BANCORP
filed 2006-08-11
CIK 1097081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to section 13 or 15(d) of the Securities

Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

Yes  ☐    No  ☑

APPLICABLE TO CORPORATE ISSUER

The number of shares of Common Stock of the registrant outstanding as of August 10, 2006 was 3,201,615.

PART I – FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

June 30, 2006 and December 31, 2005

Dollar amounts in thousands	2006	2005
	(unaudited)
ASSETS
Cash and due from banks	$11,124	$16,862
Federal funds sold	22,730	21,505

Total cash and cash equivalents	33,854	38,367
Interest-bearing deposits in financial institutions	2,497	2,334
Investment securities, available for sale	17,274	12,208
Stock investments restricted, at cost	1,650	1,620
Loans, net of allowance for loan losses of $5,845 and $5,376	410,751	381,153
Accrued interest receivable	2,495	2,425
Premises and equipment, net	3,391	3,652
Goodwill	4,180	4,180
Cash surrender value of life insurance	11,400	6,735
Other assets	3,737	3,518

Total assets	$491,229	$456,192

LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$109,761	$106,121
Interest-bearing deposits	322,183	295,154

Total deposits	431,944	401,275
Accrued interest payable	192	170
Other liabilities	3,209	3,020
Subordinated notes payable to subsidiary trusts	18,306	18,306

Total liabilities	453,651	422,771

SHAREHOLDERS’ EQUITY
Common stock, no par value; authorized 10,000,000 shares, issued and outstanding 3,200,661 and 2,100,075 shares at June 30, 2006 and December 31, 2005, respectively	27,533	26,803
Retained earnings	10,174	6,617
Accumulated other comprehensive income (loss)	(129)	1

Total shareholders’ equity	37,578	33,421

Total liabilities and shareholders’ equity	$491,229	$456,192

The accompanying notes are an integral part of these consolidated statements.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS

Three and Six Months Ended June 30, 2006 and 2005 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Dollar amounts in thousands, except per share amounts	2006	2005	2006	2005
Interest income:
Interest and fees on loans	$9,316	$7,941	$17,874	$14,941
Deposits in financial institutions	31	34	59	73
Federal funds sold	281	31	552	42
Investments
Taxable	101	112	196	251
Tax-exempt	70	42	110	83

Total interest income	9,799	8,160	18,791	15,390

Interest expense:
Interest bearing demand and savings deposits	1,427	423	2,589	775
Time deposits $100,000 or greater	637	513	1,198	788
Other time deposits	344	263	665	468
Interest on borrowed funds	356	473	695	871

Total interest expense	2,764	1,672	5,147	2,902

Net interest income	7,035	6,488	13,644	12,488
Provision for loan losses	155	660	620	1,010

Net interest income after provision for loan losses	6,880	5,828	13,024	11,478

Noninterest income:
Customer service fees	357	354	685	675
Gains from sale of loans	52	250	317	305
Conduit loan sale income	63	344	558	646
Other income	174	173	254	409

Total noninterest income	646	1,121	1,814	2,035

Noninterest expense:
Salaries and employee benefits	2,465	2,956	4,952	5,914
Net occupancy expense	571	483	1,122	930
Other operating expense	1,524	1,489	2,967	3,017

Total noninterest expense	4,560	4,928	9,041	9,861

Income before provision for income taxes	2,966	2,021	5,797	3,652
Provision for income taxes	1,119	792	2,234	1,413

Net income	$1,847	$1,229	$3,563	$2,239

Basic earnings per share[1]	$0.58	$0.39	$1.12	$0.72

Diluted earnings per share[1]	$0.52	$0.36	$1.01	$0.66

[1]	Adjusted for the 50% stock distribution declared to shareholders of record on March 3, 2006, and distributed April 3, 2006.

The accompanying notes are an integral part of these consolidated statements.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Six Months Ended June 30, 2006 and 2005 (unaudited)

Dollar amounts in thousands, except share amounts

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
BALANCE, DECEMBER 31, 2004	1,939,611	$21,208	$6,706	$87	$28,001

Comprehensive income:
Net income	—	—	2,239	—	2,239
Change in net unrealized gain on investment securities available for sale, after tax effects	—	—	—	(24)	(24)

Total comprehensive income					2,215

Stock dividend	135,815	5,161	(5,161)	—	—
Cash paid in lieu of fractional shares	—	—	(11)	—	(11)
Compensation expense on incentive stock options	—	4	—	—	4
Exercise of stock options, including tax benefit	18,357	290	—	—	290

BALANCE, JUNE 30, 2005	2,093,783	$26,663	$3,773	$63	$30,499

BALANCE, DECEMBER 31, 2005	2,100,075	$26,803	$6,617	$1	$33,421

Comprehensive income:
Net income	—	—	3,563	—	3,563
Change in net unrealized gain on investment securities available for sale, after tax effects	—	—	—	(130)	(130)

Total comprehensive income					3,433

Stock distribution	1,062,656	—	—	—	—
Cash paid in lieu of fractional shares	—	—	(6)	—	(6)
Retirement of unvested restricted stock awards	(578)	—	—	—	—
Compensation expense on incentive stock options	—	255	—	—	255
Exercise of stock options, including tax benefit	38,508	475	—	—	475

BALANCE, JUNE 30, 2006	3,200,661	$27,533	$10,174	$(129)	$37,578

The accompanying notes are an integral part of these consolidated statements.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2006 and 2005 (unaudited)

Dollar amounts in thousands	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,563	$2,239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	353	306
Loss (gain) on sale of fixed assets	(7)	16
Loss from sale of investments	—	5
Provision for loan losses	620	1,010
Amortization of deferred loan fees	(956)	(1,051)
Amortization of excess purchase value of deposits	7	7
Amortization of excess purchase value of loans	—	31
Fair value of stock options and restricted stock awards, in noninterest expense	273	4
Deferred income tax provision	98	16
Net amortization on investments and interest-bearing deposits	72	127
Increase in cash surrender value of life insurance	(165)	(119)
Decrease (increase) in assets:
Accrued interest receivable	(70)	(613)
Other assets	(358)	125
Increase (decrease) in liabilities:
Accrued interest payable	22	98
Other liabilities	171	(51)

Net cash provided by operating activities	3,623	2,150

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits in financial institutions	(132)	1,287
Activity in available for sale securities:
Purchases of securities	(7,190)	—
Proceeds from sales, maturities and principal repayments of securities	1,925	5,161
Purchases of Federal Home Loan Bank stock	(30)	(779)
Net increase in loans	(29,262)	(56,302)
Additions to bank premises and equipment	(85)	(734)
Purchases of life insurance	(4,500)	—

Net cash used in investing activities	(39,274)	(51,367)

The accompanying notes are an integral part of these consolidated statements.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Six Months Ended June 30, 2006 and 2005 (unaudited)

Dollar amounts in thousands	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in noninterest-bearing demand deposits	3,640	10,397
Net increase in interest-bearing deposits	27,029	41,424
Repayments of federal funds purchased	—	(475)
Proceeds from Federal Home Loan Bank borrowings	—	14,500
Cash paid in lieu of fractional shares	(6)	(11)
Proceeds from exercise of stock options	475	290

Net cash provided by financing activities	31,138	66,125

Net increase (decrease) in cash and cash equivalents	(4,513)	16,908
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	38,367	5,695

CASH AND CASH EQUIVALENTS, END OF PERIOD	$33,854	$22,603

SUPPLEMENTARY INFORMATION
Interest paid	$5,118	$2,797

Income taxes paid	$2,537	$1,910

The accompanying notes are an integral part of these consolidated statements.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

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

Basis of Presentation

The unaudited financial information included herein has been prepared in conformity with the accounting principles and practices disclosed in the consolidated financial statements, Note 1, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The accompanying interim consolidated financial statements contained herein are unaudited. However, in the opinion of the Company, all adjustments, consisting of normal recurring items necessary for a fair presentation of the operating results for the periods shown, have been made. The results of operations for the three and six months ended June 30, 2006 may not be indicative of operating results for the year ending December 31, 2006. Certain prior year and prior quarter amounts have been reclassified to conform to current classifications.

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

Effective January 1, 2006, the Company began recording compensation expense associated with stock-based awards in accordance with SFAS No. 123R. Stock-based compensation expense was $255,000 during the first six months of 2006. It is expected that stock-based compensation expense will increase in subsequent quarters, as additional stock options will have been granted.

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

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109”) which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are currently evaluating the potential impact of this interpretation.

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

The weighted-average number of shares used in computing basic and diluted earnings per share is as follows:

Earnings per share calculation2

For the three months ended June 30,

(In thousands, except per share amounts)

	2006			2005
	Net Income	Weighted average shares	Per share amount	Net Income	Weighted average shares	Per share amount
Basic earnings per share	$1,847	3,190	$0.58	$1,229	3,121	$0.39
Effect of dilutive shares:
assumed exercise of outstanding options	—	340	(0.06)	—	271	(0.03)
Diluted earnings per share	$1,847	3,530	$0.52	$1,229	3,392	$0.36

Earnings per share calculation2

For the six months ended June 30,

(In thousands, except per share amounts)

	2006			2005
	Net Income	Weighted average shares	Per share amount	Net Income	Weighted average shares	Per share amount
Basic earnings per share	$3,563	3,177	$1.12	$2,239	3,117	$0.72
Effect of dilutive shares:
assumed exercise of outstanding options	—	340	(0.11)	—	271	(0.06)
Diluted earnings per share	$3,563	3,517	$1.01	$2,239	3,388	$0.66

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

The following table shows the amounts of total off-balance sheet commitments by category as of the dates indicated:

Off-Balance sheet commitments

	June 30, 2006	December 31, 2005
	(Dollars in Thousands)
Standby letters of credit	$2,890	$2,642
Undisbursed loans and lines of credit	230,246	193,672
Available credit card lines	2,605	2,090

Total off-balance sheet commitments	$235,741	$198,404

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is the holding company for 1st Centennial Bank headquartered in Redlands, California. This discussion focuses primarily on the results of operations of the Company on a consolidated basis for the three and six months ended June 30, 2006 and 2005, and the financial condition of the Company as of June 30, 2006 and December 31, 2005.

Management’s discussion and analysis is written to provide greater insight into the results of operations and the financial condition of the Company and its subsidiary. For a more complete understanding of the Company and its operations, reference should be made to the financial statements included in this report and in the Company’s 2005 Annual Report in Form 10-K.

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

As the Company adds new products, it increases the complexity of its loan portfolio, and expands its geographic coverage. The Company will enhance its methodologies to keep pace with the size and complexity of the loan portfolio. Management might report a materially different amount for the provision for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management’s Discussion and Analysis section entitled “Financial Condition - Allowance for Loan Losses.” Although Management believes the level of the allowance as of June 30, 2006 was adequate to absorb losses inherent in the loan portfolio, a decline in the local economy may result in increasing losses that cannot reasonably be predicted at this time.

SUMMARY OF PERFORMANCE

Results of operations summary

Second quarter analysis. Net income for the quarter ended June 30, 2006 was $1.8 million, which is $618,000 or 50% higher than net income of $1.2 million for the same period in 2005. Basic and diluted earnings per share were $0.58 and $0.52 respectively, for the quarter ended June 30, 2006. This compares to $0.39 and $0.36 respectively, for the same period in 2005. Return on average assets and return on average equity for the quarter ended June 30, 2006 were 1.56% and 20.09% respectively, as compared to 1.21% and 16.67% respectively, for the same period in 2005.

The primary drivers behind the variance in net income for the quarter ended June 30, 2006 relative to the same period in 2005 are as follows:

•	Net interest income before the provision for loan losses increased by $547,000 or 8%, primarily due to the increase in average total loans.

•	The provision for loan losses decreased $505,000 or 77%. The allowance for loan losses during the second quarter of 2006 was at 1.40% of total gross loans and was determined to be acceptable by management.

•	During the first quarter of 2006, the Company updated and redesigned its Loan Production Commissions and Incentives Policy. As a result, commissions and incentives expense decreased $435,000. This reduction coupled with an increase in deferred loan origination costs applied against salary expense were the primary drivers behind the $491,000 or 17% decrease in salaries and employee benefits expense.

•	Gains from the sale of loans decreased by $198,000 or 79% and income from conduit loan sales decreased $281,000 or 82% due to a decrease in loans sold during the second quarter of 2006 as compared to the same period in 2005.

•	Marketing expense increased $129,000 or 42%. The increase in marketing expense was attributed to expenses related to ongoing business development efforts.

•	The provision for income taxes increased $327,000 or 41% as a direct result of increased earnings for the quarter ended June 30, 2006 when compared to the same period in 2005.

Six-month analysis. Net income for the first six months of 2006 was $3.6 million, which is $1.4 million or 59% higher than net income of $2.2 million for the first six months of 2005. Basic and diluted earnings per share were $1.12 and $1.01 respectively, for the first six months of 2006. This compares to $0.72 and $0.66 respectively, for the first six months of 2005. Return on average assets and return on average equity for the six months ended June 30, 2006 were 1.54% and 20.03% respectively, as compared to 1.16% and 15.56% respectively, for the same period in 2005. The increase in return on average assets and return on average equity for the six months ended June 30, 2006 when compared to the same period in 2005 is due in part, to the increase in interest income as a result of growth in average interest earning assets. Average interest-earning assets grew $74.1 million or 20%, from June 2005 to June 2006 primarily in non-real estate commercial loans and real estate construction and development loans. This is a result of our strong business climate and loan demand.

The primary drivers behind the variance in net income for the first six months of 2006 relative to the first six months of 2005 are as follows:

•	Net interest income before the provision for loan losses increased by $1.2 million or 9%, primarily due to the increase in average total loans.

•	During the first quarter of 2006, the Company updated and redesigned its Loan Production Commissions and Incentives Policy. As a result, commissions and incentives expense decreased $761,000. This reduction coupled with an increase in deferred loan origination costs applied against salary expense were the primary drivers behind the $962,000 or 16% decrease in salaries and employee benefits expense.

•	The provision for loan losses decreased $390,000 or 39%. As of June 30, 2006 net charge-offs were $151,000 compared to $5,000 for the same period in 2005. Despite the decrease in the provision and the increase in net charge-offs, the allowance for loan losses as of June 30, 2006 and June 30, 2005 was 1.40% and 1.39% respectively, of total gross loans. Our analysis indicated the reserve was adequate.

•	Marketing expense increased $198,000 or 32%. The increase in marketing expense of $198,000 was attributed to certain marketing campaigns that were launched in and around our market areas that commenced in the first half of the year, as well as targeting new areas such as the Temecula Valley and Los Angeles County, due to the addition of our Temecula and Irwindale branches.

•	Occupancy expense increased $192,000 or 21%. The increase in occupancy expense was attributable to a complete six months of equipment depreciation, security, lease rental and other miscellaneous occupancy expenses relating to the opening of our Irwindale and Temecula branches that opened in February 2005 and August 2005, respectively.

•	Professional fees expense decreased $164,000 or 25% as expenses incurred for compliance with the Sarbanes Oxley Act of 2002 decreased during the first six months of 2006 in comparison to the same period in 2005. Most of the expense to comply with the Sarbanes Oxley Act of 2002 was recorded in 2004 and 2005.

•	Other income decreased $155,000 or 38%, primarily as a result of less fee income associated with participated loan activity during the first six months of 2006 as compared to the first six months of 2005.

•	The provision for income taxes increased $821,000 or 58% as a direct result of increased earnings for the six months ended June 30, 2006 when compared to the same period in 2005.

Financial Condition Summary

The Company’s total assets were $491.2 million at June 30, 2006, an increase of $35.0 million, or 8%, compared to total assets of $456.2 million at December 31, 2005. The most significant changes in the Company’s balance sheet during the first six months of 2006 are outlined below:

•	Interest-bearing deposits increased $27.0 million or 9% from December 31, 2005. The increase in interest-bearing deposits was primarily the result of the Company’s continued emphasis towards its money market deposits campaign to attract new customers, coupled with additional brokered certificates of deposit acquired to support our loan growth.

•	Net loans increased $29.6 million or 8% from December 31, 2005. Strong loan demand in the Company’s market areas contributed to the increase in net loans.

•	Cash surrender value of life insurance increased $4.7 million or 69% from December 31, 2005, which is attributable to the purchase of $4.5 million in new life insurance policies in March 2006 to help finance additional executive salary continuation agreements.

•	Noninterest-bearing demand deposits increased $3.6 million or 3% from December 31, 2005, due to new deposit relationships, coupled with an increase in deposits with our existing customers.

•	Investment securities, available for sale increased $5.1 million or 42% from December 31, 2005. The Company added approximately $1.5 million in federal agency mortgage-backed securities, however principal paydowns resulted in a net decline of $300,000. Obligations of states and local government securities increased $5.4 million as the Company took advantage of relative value in that sector.

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

NET INTEREST INCOME/NET INTEREST MARGIN

The principal component of the Company’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments, and the interest paid on deposits and borrowed funds. When net interest income is expressed as a percentage of average earning assets, the result is the net interest margin. The net interest spread is the yield on average earning assets minus the average cost of interest-bearing deposits and borrowed funds. The Company’s net interest income, net interest margin and interest spread are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the economy, and the local economies in which the Company conducts business.

The net interest margin can be affected by changes in the yield on earning assets and the cost of interest-bearing liabilities, as well as changes in the level of interest-bearing liabilities in proportion to earning assets. The net interest margin can also be affected by changes in the mix of earning assets as well as the mix of interest-bearing liabilities.

Second quarter analysis. The Company’s net interest margin as of the quarter ended June 30, 2006 was 6.36% compared to 6.83% for the same period in 2005. The increase in rates paid for money market deposits, time deposits and subordinated notes payable to subsidiary trusts, coupled with the increase in the average balance of money market deposits and subordinated notes payable to subsidiary trusts, were the major contributors toward compressing our net interest margin. For the quarter ended June 30, 2006 as compared to the quarter ended June 30, 2005 the percentage of total average interest-bearing deposits represented by money market deposits, changed to 52% from 34% and the percentage of total average borrowings represented by subordinated notes payable to subsidiary trusts changed to 100% from 27%.

For the quarter ended June 30, 2006, total interest earning assets averaged $443.6 million, which represented an increase of $62.8 million or 16%, as compared to $380.8 million for the same period in 2005. This increase is primarily attributable to the increase in loans as a result of our strong business climate and loan demand. Total interest bearing deposits and other interest-bearing liabilities averaged $329.5 million, which represented an increase of $57.2 million or 21%, as compared to $272.3 million for the same period in 2005. This increase is primarily attributable to the increase in money market deposit accounts. There were no Federal Home Loan Bank borrowings outstanding during the quarter ended June 30, 2006 compared to an average of $34.3 million for the same period in 2005 while average federal funds sold increased $19.0 million for the quarter ended June 30, 2006.

The Company reported total interest income of $9.8 million for the quarter ended June 30, 2006, which represented an increase of $1.6 million or 20%, over total interest income of $8.2 million for the same period in 2005. The increase is primarily the result of increases in interest and fees on loans of approximately $1.4 million that resulted from an increase of $45.3 million in average loans as of the quarter ended June 30 2006, as compared to the same period in 2005.

The Company reported total interest expense of $2.8 million for the quarter ended June 30, 2006, which represented an increase of $1.1 million or 65%, over total interest expense of $1.7 million for the same period in 2005. This increase is primarily attributable to an increase of $83.9 million in the average balance of money market deposit accounts.

For the quarter ended June 30, 2006, net interest income before provision for loan losses was $7.0 million, which represents an increase of $547,000 or 8%, over net interest income before provision for loan losses of $6.5 million for the same period in 2005. The increase in net interest income for the quarter ended June 30, 2006 as compared to 2005 was primarily due to the increase in average total loans.

Six-month analysis. The Company’s year-to-date net interest margin as of June 30, 2006 was 6.29% compared to 6.92% for the same period in 2005. The increase in rates paid for money market deposits, time deposits and subordinated notes payable to subsidiary trusts, coupled with the increase in the average balance on these liabilities, were the major contributors toward compressing our net interest margin. From June 30, 2005 to June 30, 2006 the percentage of total average deposits represented by money market deposits changed to 50% from 37%. The shift in this average deposit mix also contributed to the reduction of the net interest margin in the first six months of 2006 versus 2005.

For the first six months of 2006, total interest earning assets averaged $437.7 million, which represented an increase of $74.0 million or 20%, as compared to $363.7 million for the same period in 2005. This increase is primarily attributable to the increase in loans as a result of our strong business climate and loan demand. Total interest bearing deposits and other interest-bearing liabilities averaged $324.2 million, which represented an increase of $64.8 million or 25%, as compared to $259.4 million for the same period in 2005. This increase is primarily attributable to the increase in money market deposit and time deposit accounts. There were no Federal Home Loan Bank borrowings outstanding during the six months ended June 30, 2006 compared to an average of $32.4 million for the same period in 2005 while average federal funds sold increased $20.1 million. The overall increase in deposits has helped improve the Company’s liquidity position during 2006.

The Company reported total interest income of $18.8 million for the six months ended June 30, 2006, which represented an increase of $3.4 million or 22%, over total interest income of $15.4 million for the same period in 2005. The increase is primarily the result of increases in interest and fees on loans of approximately $2.9 million that resulted from an increase of $57.9 million in average loans as of June 30, 2006, as compared to the same period in 2005.

The Company reported total interest expense of $5.1 million for the six months ended June 30, 2006, which represented an increase of $2.2 million or 77%, over total interest expense of $2.9 million for the same period in 2005. This increase is primarily attributable to an increase in the average balance of money market deposit and time deposit accounts.

For the six months ended June 30, 2006, net interest income before provision for loan losses was $13.6 million, which represented an increase of $1.1 million or 9%, over net interest income before provision for loan losses of $12.5 million for the same period in 2005. The increase in net interest income for the first six months of 2006 as compared to 2005 was primarily due to the increase in average total loans.

The following tables shows the average interest-earning assets and interest-bearing liabilities; the amount of interest income or interest expense; and the average yield or rate for each category of interest-earning assets and interest bearing liabilities and the net interest margin (net interest income divided by average earning assets) for the periods indicated.

Distribution, Yield and Rate Analysis of Net Interest Income

	For the Three Months Ending June 30,
	2006			2005
	Average Balance	Interest Income/ Expense	Average[3] Rate/Yield	Average Balance	Interest Income/ Expense	Average[3] Rate/Yield
	(Dollars in Thousands)
Interest-earning Assets:
Federal funds sold	$23,179	$281	4.86%	$4,176	$31	2.98%
Interest-bearing deposits in financial institutions	2,429	31	5.12%	2,939	34	4.64%
Investment securities:[4]
Taxable	8,772	101	4.62%	12,473	112	3.60%
Non-taxable	6,532	70	4.30%	3,861	42	4.36%

Total investments	40,912	483	4.74%	23,449	219	3.75%
Loans[5]	402,661	9,316	9.28%	357,365	7,941	8.91%

Total interest-earning assets	$443,573	9,799	8.86%	$380,814	8,160	8.59%

Interest-bearing Liabilities:
Interest-bearing deposits
Interest-bearing demand deposits	$27,693	23	0.33%	$20,282	13	0.26%
Money market deposits	160,356	1,347	3.37%	76,488	365	1.91%
Savings deposits	21,383	57	1.07%	23,096	45	0.78%
Time deposits $100,000 or greater	64,443	637	3.96%	66,892	513	3.08%
Other time deposits	37,371	344	3.69%	37,531	263	2.81%

Total interest-bearing deposits	311,246	2,408	3.10%	224,289	1,199	2.14%

FHLB borrowings	—	—	0.00%	34,319	254	2.97%
Federal funds purchased	—	—	0.00%	590	5	3.40%
Subordinated notes payable to subsidiary trusts	18,306	356	7.80%	13,151	214	6.53%

Total borrowings	18,306	356	7.80%	48,060	473	3.95%

Total interest-bearing liabilities	$329,552	2,764	3.36%	$272,349	1,672	2.46%

Net interest income		$7,035			$6,488

Net interest margin[6]			6.36%			6.83%

Distribution, Yield and Rate Analysis of Net Interest Income

	For the Six Months Ending June 30,
	2006			2005
	Average Balance	Interest Income/ Expense	Average[3] Rate/Yield	Average Balance	Interest Income/ Expense	Average[3] Rate/Yield
	(Dollars in Thousands)
Interest-earning Assets:
Federal funds sold	$23,774	$552	4.68%	$2,961	$42	2.86%
Interest-bearing deposits in financial institutions	2,385	59	4.99%	3,274	73	4.50%
Investment securities:[4]
Taxable	8,672	196	4.56%	13,716	251	3.69%
Non-taxable	5,144	110	4.31%	3,877	83	4.32%

Total investments	39,975	917	4.63%	23,828	449	3.80%
Loans[5]	397,762	17,874	9.06%	339,853	14,941	8.87%

Total interest-earning assets	$437,737	18,791	8.66%	$363,681	15,390	8.53%

Interest-bearing Liabilities:
Interest-bearing deposits
Interest-bearing demand deposits	$27,252	45	0.33%	$19,573	23	0.24%
Money market deposits	154,003	2,428	3.18%	78,397	669	1.72%
Savings deposits	23,508	116	1.00%	23,875	83	0.70%
Time deposits $100,000 or greater	63,122	1,198	3.83%	54,558	788	2.91%
Other time deposits	37,994	665	3.53%	36,070	468	2.62%

Total interest-bearing deposits	305,879	4,452	2.94%	212,473	2,031	1.93%

FHLB borrowings	—	—	0.00%	32,351	442	2.76%
Federal funds purchased	—	—	0.00%	1,415	19	2.71%
Subordinated notes payable to subsidiary trusts	18,306	695	7.66%	13,151	410	6.29%

Total borrowings	18,306	695	7.66%	46,917	871	3.74%

Total interest-bearing liabilities	$324,185	5,147	3.20%	$259,390	2,902	2.26%

Net interest income		$13,644			$12,488

Net interest margin[6]			6.29%			6.92%

[3]	Average rates/yields for these periods have been annualized using actual days.

[4]	Yields on income have not been computed on a tax equivalent basis, because tax-exempt investments are minimal.

[5]	Loans are gross, which excludes the allowance for loan losses, and net of deferred fees. Nonaccrual loans are included in the table for computation purposes, but the foregone interest on such loans is excluded.

[6]	Net interest income as a percentage of average interest-earning assets.

The following table shows a rate and volume analysis for changes in interest income, interest expense, and net interest income for the periods indicated.

Rate7/Volume Analysis of Net Interest Income

	Three Months Ended June 30, 2006 vs. 2005			Six Months Ended June 30, 2006 vs. 2005
	Increases (Decreases) Due to			Increases (Decreases) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in Thousands)
Increase (Decrease) in Interest Income:
Federal funds sold	$141	$109	$250	$295	$215	$510
Interest-bearing deposits in financial institutions	(6)	3	(3)	(20)	6	(14)
Investment securities:[8]
Taxable	(33)	22	(11)	(92)	37	(55)
Non-taxable	29	(1)	28	27	—	27
Loans[9]	1,007	368	1,375	2,546	387	2,933

Total	$1,138	$501	$1,639	$2,756	$645	$3,401

Increase (Decrease) in Interest Expense:
Interest-bearing demand deposits	$5	$5	$10	$9	$13	$22
Money market deposits	400	582	982	645	1,114	1,759
Savings deposits	(3)	15	12	(1)	34	33
Time deposits $100,000 or greater	(19)	143	124	124	286	410
Other time deposits	(1)	82	81	25	172	197
FHLB borrowings	(254)	—	(254)	(442)	—	(442)
Federal funds purchased	(5)	—	(5)	(19)	—	(19)
Subordinated notes payable to subsidiary trusts	84	58	142	161	124	285

Total	$207	$885	$1,092	$502	$1,743	$2,245

Total change in net interest income	$931	$(384)	$547	$2,255	$(1,099)	$1,156

PROVISION FOR LOAN LOSSES

Credit risk is inherent in the business of making loans. The Company sets aside an allowance or reserve for loan losses through charges to earnings, which are shown in the income statement as the provision for loan losses. Specifically identifiable and quantifiable losses are immediately charged off against the allowance. The loan loss provision is determined by conducting a monthly evaluation of the adequacy of the Company’s allowance for loan losses, and charging the shortfall, if any, to the current month’s expense. This has the effect of creating variability in the amount and frequency of charges to the Company’s earnings.

The provision for loan losses totaled $620,000 for the six months ended June 30, 2006. This represented a decrease of $390,000 or 39% when compared to $1.0 million for the same period in 2005. As of June 30, 2006 net charge-offs were $151,000 compared to $5,000 for the same period in 2005. Despite the decrease in the provision and the increase in net charge-offs, the allowance for loan losses as of June 30, 2006 and June 30, 2005 was 1.40% and 1.39% respectively, of total gross loans. Our analysis showed these amounts to be adequate.

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

Second quarter analysis. Noninterest income totaled $646,000 for the quarter ended June 30, 2006. This represented a decrease of $475,000, or 42% when compared to $1,121,000 for the same period in 2005.

The decrease in noninterest income was primarily attributable to the decreases in gains from the sale of loans of $198,000 and conduit loan sales income of $281,000 as a result of a decrease in loans sold during the second quarter of 2006 as compared to the same period in 2005.

For the quarter ended June 30, 2006 as compared to 2005, noninterest income as an annualized percentage of average earning assets decreased to 0.58% from 1.18%.

Six-month analysis. Noninterest income totaled $1,814,000 for the six months ended June 30, 2006. This represented a decrease of $221,000, or 11% when compared to $2,035,000 for the same period in 2005.

The decrease in noninterest income was attributable to the decrease in conduit loan sales income of $88,000 as a result of a decrease in loans sold during the first six months of 2006 as compared to the same period in 2005 and the decrease of $142,000 in other miscellaneous income was the result of less fee income associated with participated loan activity during the first six months of 2006 as compared to the same period in 2005.

For the six months ended June 30, 2006 as compared to 2005, noninterest income as an annualized percentage of average earning assets decreased to 0.84% from 1.13%.

The following tables set forth components of the Company’s noninterest income for the periods indicated and expresses the amounts as a percentage of total noninterest income:

Noninterest Income

	For the Three Months Ended June 30,
	2006		2005
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Customer service fees	$357	55.26%	$354	31.58%
Gains from sale of loans	52	8.05%	250	22.30%
Increase in cash surrender value of life insurance	110	17.03%	69	6.16%
Broker fee income	41	6.35%	47	4.19%
Conduit loan sales income	63	9.75%	344	30.69%
Other miscellaneous income	23	3.56%	57	5.08%

Total noninterest income	$646	100.00%	$1,121	100.00%

As a percentage of average earning assets (annualized)		0.58%		1.18%

Noninterest Income

	For the Six Months Ended June 30,
	2006		2005
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Customer service fees	$685	37.76%	$675	33.17%
Gains from sale of loans	317	17.48%	305	14.99%
Increase in cash surrender value of life insurance	181	9.98%	130	6.39%
Broker fee income	61	3.36%	125	6.14%
Conduit loan sales income	558	30.76%	646	31.74%
Other miscellaneous income	12	0.66%	154	7.57%

Total noninterest income	$1,814	100.00%	$2,035	100.00%

As a percentage of average earning assets (annualized)		0.84%		1.13%

NONINTEREST EXPENSE

Noninterest expense for the Company includes salaries and employee benefits, net occupancy and equipment expense, marketing expense, data processing and professional fees, and other operating expenses.

Second quarter analysis. Noninterest expense totaled $4,560,000 for the quarter ended June 30, 2006. This represented a decrease of $368,000, or 7% when compared to $4,928,000 for the same period in 2005. The decrease in noninterest expense was primarily due to the decrease of $491,000 in salaries and employee benefits partially offset by an increase of $129,000 in marketing expense.

During the first quarter of 2006, the Company updated and redesigned its Loan Production Commissions and Incentives Policy. As a result, commissions and incentives expense decreased $435,000. Additional declines are expected for the remainder of the year due to this policy change. This reduction coupled with an increase in deferred loan origination costs offset in salary expense were the major contributors in the reduction of salaries and employee benefits expense of $491,000. The increase in marketing expense of $129,000 was attributed to expenses related to ongoing business development efforts.

For the quarter ended June 30, 2006 as compared to 2005, noninterest expense as an annualized percentage of average earning assets decreased to 4.12% from 5.19%.

Six-month analysis. Noninterest expense totaled $9,041,000 for the six months ended June 30, 2006. This represented a decrease of $820,000, or 8% when compared to $9,861,000 for the same period in 2005. The decrease in noninterest expense was primarily due to the decreases of $962,000 and $164,000 in salaries and employee benefits and professional fees expense, respectively. These decreases were partially offset by the increases of $192,000 and $198,000 in occupancy expense and marketing expense, respectively.

During the first quarter of 2006, the Company updated and redesigned its Loan Production Commissions and Incentives Policy. As a result, commissions and incentives expense decreased $761,000. Additional declines are expected for the remainder of the year due to this policy change. This reduction coupled with an increase in deferred loan origination costs offset in salary expense were the major contributors in the reduction of salaries and employee benefits expense of $962,000. Professional fees expense decreased $164,000. Expenses related to the compliance of the Sarbanes Oxley Act of 2002 decreased in during the first six months of 2006 when compared to the same period in 2005. Most of the expense to comply with the Sarbanes Oxley Act of 2002 was recorded in 2004 and 2005. The increase in occupancy expense of $192,000 was attributable to having six months of equipment depreciation, security expense, lease rental expense and other miscellaneous occupancy expenses for the Irwindale and Temecula branches, which opened in February 2005 and August 2005, respectively. The increase in marketing expense of $198,000 was attributed to certain marketing campaigns that were launched in and around our market areas that commenced in the first half of the year, as well as targeting new areas such as the Temecula Valley and Los Angeles County, due to the addition of our Irwindale and Temecula branches.

For the six months ended June 30, 2006 as compared to 2005, noninterest expense as an annualized percentage of average earning assets decreased to 4.17% from 5.47%. This decrease is reflective of Management’s continuing efforts to control overhead expenses.

The following tables set forth components of the Company’s noninterest expense for the periods indicated and express the amounts as a percentage of total noninterest expense:

Noninterest Expense

	For the Three Months Ended June 30,
	2006		2005
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Salaries and employee benefits	$2,465	54.05%	$2,956	59.98%
Net occupancy expense	571	12.52%	483	9.80%
Marketing	437	9.58%	308	6.25%
Data processing fees	243	5.33%	251	5.09%
Professional fees	262	5.75%	299	6.07%
Postage, telephone, supplies	133	2.92%	140	2.84%
Directors’ fees	55	1.21%	59	1.20%
Other operating expense	394	8.64%	432	8.77%

Total noninterest expense	$4,560	100.00%	$4,928	100.00%

As a percentage of average earning assets (annualized)		4.12%		5.19%

Noninterest Expense

	For the Six Months Ended June 30,
	2006		2005
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Salaries and employee benefits	$4,952	54.77%	$5,914	59.97%
Net occupancy expense	1,122	12.41%	930	9.43%
Marketing	816	9.03%	618	6.27%
Data processing fees	388	4.29%	482	4.89%
Professional fees	489	5.41%	653	6.62%
Postage, telephone, supplies	284	3.14%	280	2.84%
Directors’ fees	111	1.23%	119	1.21%
Other operating expense	879	9.72%	865	8.77%

Total noninterest expense	$9,041	100.00%	$9,861	100.00%

As a percentage of average earning assets (annualized)		4.17%		5.47%

PROVISION FOR INCOME TAXES

The Company sets aside a provision for income taxes on a monthly basis. This tax provision was $2.2 million for the first six months of 2006 and $1.4 million for the first six months of 2005, representing 38.5% and 38.7%, respectively, of pre-tax income for those periods. The amount of the tax provision is determined by applying the Company’s statutory income tax rates to pre-tax book income, adjusted for permanent differences between pre-tax book income and actual taxable income. Such permanent differences include but are not limited to tax-exempt interest income, increases in the cash surrender value of bank-owned life insurance and certain expenses that are not allowed as tax deductions, and tax credits.

FINANCIAL CONDITION

GENERAL

The Company’s total assets were $491.2 million at June 30, 2006, an increase of $35.0 million, or 8%, compared to total assets of $456.2 million at December 31, 2005. The largest single component of the asset growth was in total net loans, which increased $29.6 million or 8% to $410.8 million at June 30, 2006 as compared to $381.2 million at December 31, 2005. Investment securities, available for sale increased $5.1 million or 42% to $17.3 million at June 30, 2006 as compared to $12.2 million at December 31, 2005. Nearly as substantial was the increase in cash surrender value of life insurance of $4.7 million, or 69%, to $11.4 million at June 30, 2006 as compared to $6.7 million at December 31, 2005. Total deposits at June 30, 2006 were $431.9 million, which represented an increase of $30.6 million, or 8% from total deposits of $401.3 million at December 31, 2005. The increase was primarily in interest-bearing deposits. Interest-bearing deposits increased $27.0 million or 9% to $322.2 million at June 30, 2006 compared to $295.2 million at December 31, 2005. Noninterest bearing demand deposits increased $3.7 million or 3% to $109.8 million at June 30, 2006 compared to $106.1 million at December 31, 2005. The major components of the Company’s balance sheet are individually analyzed below, along with off-balance sheet information.

LOANS

Total gross loans were $418.1 million at June 30, 2006 as compared to $388.5 million at December 31, 2005. Total gross loans increased by $29.6 million, or 8% for the first six months of 2006. Total gross loans represented 85% of total assets at June 30, 2006 and December 31, 2005. Real estate loans, which includes construction and development loans increased $24.1 million or 11% during the first six months of 2006 and represented approximately 81% of the total loan growth of $29.6 million. This was due to the continuing strong demand for affordable housing in our market areas. Commercial loans increased $5.2 million or 3% during the first six months of 2006 due to the continued success of our business development efforts in and around the marketplaces we serve.

The following table shows the amounts of total loans outstanding by category as of the dates indicated:

Loan Portfolio Composition

	June 30, 2006		December 31, 2005
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Real estate loans:
Construction and development	$165,758	39.64%	$137,292	35.34%
Residential loans	3,146	0.75%	3,440	0.89%
Commercial and multi-family	80,711	19.30%	84,813	21.83%
Commercial loans	156,417	37.41%	151,207	38.91%
Consumer loans	4,058	0.97%	2,784	0.72%
Equity lines of credit	6,716	1.61%	7,644	1.97%
Credit card and other loans	1,330	0.32%	1,304	0.34%

Total gross loans	418,136	100.00%	388,484	100.00%

Less:
Unearned income	(1,540)		(1,955)
Allowance for loan losses	(5,845)		(5,376)

Total net loans	$410,751		$381,153

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

December 31, 2005 to June 30, 2006 analysis. Nonaccrual loans at June 30, 2006 decreased $246,000 to $748,000, from $994,000 at December 31, 2005, and represented 0.34% and 0.26% of total gross loans, respectively. The decrease was primarily attributable to the payoff of three commercial loans totaling $330,000 and the principal paydowns of three commercial loans totaling $168,000. There were also two commercial loans charged-off totaling $119,000 offset by the addition of four commercial loans totaling $371,000.

June 30, 2005 to June 30, 2006 analysis. Nonaccrual loans at June 30, 2006 increased $606,000 to $748,000, from $142,000 at June 30, 2005, and represented 0.34% and 0.04% of total gross loans, respectively. The increase was primarily attributable to the addition of five commercial loans totaling $732,000 offset against the payoff of one commercial loan totaling $85,000 and the charge-off of one commercial loan totaling $30,000. There was also a principal paydown on one commercial loan totaling $11,000 that remains on nonaccrual status.

The following table provides information with respect to the components of the Company’s nonperforming assets as of the dates indicated:

Nonperforming Assets

	June 30, 2006	December 31, 2005	June 30, 2005
	(Dollars in Thousands)
Nonaccrual loans:[10]
Real estate loans:
Construction and development	$—	$—	$—
Residential loans	—	—	—
Commercial and multi-family	—	—	—
Commercial loans	748	994	142
Consumer loans	—	—	—
Equity lines of credit	—	—	—
Credit card and other loans	—	—	—

Total nonaccrual loans	748	994	142

Loans 90 days or more past due (as to principal or interest) and still accruing:
Real estate loans:
Construction and development	—	—	—
Residential loans	—	—	—
Commercial and multi-family	—	—	—
Commercial loans	656	—	24
Consumer loans	—	—	—
Equity lines of credit	—	—	—
Credit card and other loans	4	—	—

Total loans 90 days or more past due and still accruing	660	—	24

Restructured loans[11]	—	—	—

Total nonperforming loans	1,408	994	166
Other real estate owned	—	—	—

Total nonperforming assets	$1,408	$994	$166

Nonperforming loans as a percentage of total gross loans[12]	0.34%	0.26%	0.04%
Nonperforming assets as a percentage of total gross loans and other real estate owned	0.34%	0.26%	0.04%
Allowance for loan losses to nonperforming loans	415.13%	540.85%	3,097.59%
Allowance for loan losses	$5,845	$5,376	$5,142

[10]	During the six months ended June 30, 2006, no income related to these loans was included in net income. Additional interest income of approximately $6,000, would have been recorded for the six months ended June 30, 2006 if these loans had been paid or accrued in accordance with their original terms and had been outstanding throughout the applicable period then ended or, if not outstanding throughout the applicable period then ended, since origination.

[11]	Restructured loans are loans where the terms are renegotiated to provide a reduction or deferral of interest or principal due to deterioration in the financial position of the borrower.

[12]	Total loans are gross loans less unearned income.

ALLOWANCE FOR LOAN LOSSES

Arriving at an appropriate level of an allowance for loan losses involves a high degree of judgment. Our allowance for loan losses provides for probable losses based upon an evaluation of known and inherent risks in the loan portfolio. The determination of the balance in the allowance for loan losses is based on an analysis of the loan receivable portfolio using a systematic methodology that reflects an amount that, in our judgment, is adequate to provide for probable loan losses inherent in the portfolio.

The allowance for loan losses totaled $5.8 million at June 30, 2006 compared to $5.4 million at December 31, 2005 and as a percentage of total loans outstanding was 1.40% and 1.39%, respectively. The process for monitoring the adequacy of the allowance, as well as supporting documentation regarding the allowance follows.

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

The Company establishes an Allowance for Loan Losses (ALL) through charges to earnings based on Management’s evaluation of the loan portfolio and a number of other criteria. If warranted, the allowance may be increased by regular provisions in order to maintain a proper relationship to the aggregate funded and unfunded loan portfolio. The provision may be influenced by the amount of charge-offs and/or recoveries. The adequacy of the ALL is determined by a number of factors that are included in the Company’s ALL methodology.

Two primary forms of analysis are used as tools to determine the adequacy of the ALL. The Portfolio Risk Analysis takes into consideration key components of the aggregate loan portfolio and selected risk weight factors are used based on the perceived risk associated with each loan category. Heavier weight factors are assigned to delinquent loans and adversely risk rated loans. Adversely classified loans (loans rated impaired, doubtful and substandard) are assessed for the proper amount to be used in determining the adequacy of our ALL. The other categories have formulae used to determine the needed allowance amount. Special circumstances are identified and a selected risk factor prescribed to allocate an appropriate portion of the reserve to mitigate that specific risk. For example, because of the high concentration of construction loans, a construction concentration risk has been established as one of the components of the ALL methodology.

Another analytical tool used is a Migration Analysis. This tool tracks loan losses and recoveries over reasonable time horizons to determine a level of ALL based on historical loss history by loan category. This methodology is structured such that the amount allocated to the reserve defaults to the higher of 1) that which is based on historical losses, or 2) other risk weight factors consistent with those utilized in the Portfolio Risk Analysis. This approach attempts to prevent an unreasonably low reserve level in the event actual loan loss history is low.

Other factors considered in the ALL methodology include the following: quality and scope of lending policies and procedures, national and local economic conditions, peer bank data, concentration or other special circumstances, and overall quality of the loan portfolio, determined by quality of underwriting, level of loan delinquencies, non-accrual loans, and non-performing loans. An important indicator is the risk rating quality of the aggregate loan portfolio. The Company conducts semi-annual risk rating certifications in order to maintain the integrity of the risk rating process. The risk ratings are stratified by loan type and according to risk rating.

As of June 30, 2006, the aggregate loan portfolio risk ratings were stratified as follows:

Pass/Homogeneous:	91.60%
Special Mention:	7.37%
Substandard:	0.90%
Doubtful:	0.13%

100.00%

For the first six months ended June 30, 2006 and 2005, the Company had net charge-offs of $151,000 and $5,000, respectively. Implicit in lending activity is the risk that losses will occur and that the amount of such loss will vary over time. In many cases Management exercises considerable judgment in determining the timing of the recognition of inherent losses with the objective to present a realistic presentation of the quality of the loan portfolio. Because of Management’s conservative timing of loss recognition, it is Management’s opinion that there could be a possibility of future recoveries, although no assurance can be given that this will occur.

Except for nonperforming assets, and impaired loans, Management is not aware of any loans as of June 30, 2006 for which known credit problems of the borrower would cause serious doubt as to the ability of such borrowers to comply with their present loan repayment terms. Management cannot, however, predict the extent to which the deterioration in general economic conditions, real estate values, increase in general rates of interest, changing financial conditions or business of a borrower may adversely affect a borrower’s ability to repay. The ratio of the allowance for loan losses to total loans was determined by Management to be adequate at June 30, 2006 and December 31, 2005.

The following table summarizes the activity in the Company’s allowance for loan losses for the periods indicated:

Allowance for Loan Losses

	June 30, 2006	December 31, 2005	June 30, 2005
	(Dollars in Thousands)
Balances:
Average total loans outstanding during period	$397,762	$362,231	$339,853

Total loans outstanding at end of period, net of unearned income	$416,596	$386,529	$369,484

Allowance for Loan Losses:
Balance at beginning of period	$5,376	$4,137	$4,137
Charge-offs:
Real estate loans:
Construction and development	—	—	—
Residential loans	—	—	—
Commercial and multi-family	—	—	—
Commercial loans	281	996	—
Consumer loans	—	2	—
Equity lines of credit	—	—	—
Credit card and other loans	—	10	9

Total charge-offs	281	1,008	9

Recoveries:
Real estate loans:
Construction and development	—	—	—
Residential loans	1	2	1
Commercial and multi-family	—	—	—
Commercial loans	126	105	3
Consumer loans	3	—	—
Equity lines of credit	—	—	—
Credit card and other loans	—	—	—

Total recoveries	130	107	4

Net (charge-offs) recoveries	(151)	(901)	(5)

Provision charged to operations	620	2,140	1,010

Allowance for loan losses balance, end of period	$5,845	$5,376	$5,142

Ratios:[13]
Net loan charge-offs to average total loans	0.04%	0.25%	0.00%
Allowance for loan losses to average total loans	1.47%	1.48%	1.51%
Allowance for loan losses to total loans at end of period	1.40%	1.39%	1.39%
Allowance for loan losses to total nonperforming loans	415.13%	540.85%	3,097.59%
Net loan (charge-offs) recoveries to allowance for loan losses at end of period	(2.58)%	(16.76)%	(0.10)%
Net loan (charge-offs) recoveries to provision for loan losses	(24.35)%	(42.10)%	(0.50)%

[13]	Total loans are gross loans less unearned income.

INVESTMENTS

The Company’s investment portfolio provides income to the Company and also serves as a source of liquidity. Total yield, risk and maturity are among the factors considered in building the investment portfolio. Pursuant to FASB 115, securities must be classified as “held to maturity,” “available for sale,” or “trading securities.” Those securities held in the “available for sale” category must be carried on the Company’s books at fair market value. At June 30, 2006 and December 31, 2005, 100% of the investment securities owned by the Company were classified as “Available for Sale.”

At June 30, 2006, the Company’s investment portfolio at fair value consisted of $7.9 million in federal agency mortgage-backed securities and $9.4 million in obligations of states and local government securities for a total of $17.3 million. At December 31, 2005, the portfolio consisted of $8.2 million in federal agency mortgage-backed securities and $4.0 million in obligations of states and local government securities for a total of $12.2 million.

The Company’s investment portfolio increased $5.1 million or 42% to $17.3 million. The Company added approximately $1.5 million in federal agency mortgage-backed securities, however such securities had a net decline of $300,000 due to principal paydowns. Obligations of states and local government securities increased $5.4 million as the Company took advantage of relative value in that sector.

The following table is a comparison of amortized cost and fair value of investment securities as of the dates indicated:

Investment Portfolio

	June 30, 2006				December 31, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in Thousands)
Available for Sale:
Federal agency mortgage-backed securities	$7,995	$22	$(144)	$7,873	$8,242	$51	$(120)	$8,173
Obligations of states and local government securities	9,494	48	(141)	9,401	3,937	98	—	4,035

Total	$17,489	$70	$(285)	$17,274	$12,179	$149	$(120)	$12,208

The Company also has investments in interest-bearing time certificates of deposit at other financial institutions totaling $2.5 million at June 30, 2006 and $2.3 million at December 31, 2005.

DEPOSITS

Total deposits increased $30.6 million, or 8%, to $431.9 million at June 30, 2006 from $401.3 million at December 31, 2005. Noninterest-bearing demand deposits increased $3.6 million or 3% at June 30, 2006 as compared to December 31, 2005. Interest bearing and money market deposit accounts increased $19.9 million, or 12% at June 30, 2006 as compared to December 31, 2005. Savings deposit accounts decreased $6.7 million or 24% at June 30, 2006 as compared to December 31, 2005. Time deposits of $100,000 or greater increased $14.7 million, or 24% at June 30, 2006 as compared to December 31, 2005, while other time deposits decreased $910,000, or 2%. The overall increase in deposits has helped maintain the Company’s liquidity position during 2006.

The increase in noninterest-bearing demand deposits from December 31, 2005 to June 30, 2006 was primarily attributable to new deposit relationships, coupled with an increase in deposits with our existing customers. The increase in interest-bearing and money market deposit accounts was primarily the result of the Company’s money market deposits campaign to attract new customers. The increase in time deposits $100,000 or greater was primarily the result of additional brokered certificates of deposit acquired to support our loan growth.

Cost of funds

The Company’s cost of funds is calculated as total interest expense on interest-bearing deposits and other interest-bearing liabilities, annualized as a percentage of average interest-bearing deposits and other interest-bearing liabilities.

The rate paid on the Bank’s interest-bearing deposits increased to 2.94% at June 30, 2006 from 1.93% at June 30, 2005. For all interest bearing liabilities, the average rate for the six months ended June 30, 2006 was 3.20% as compared to 2.26% for the same period in 2005. Market rate increases, coupled with the increase in rates paid on money market deposit accounts as a result of the Company’s money market deposits campaign to attract new customers impacted the Company’s cost of funds.

From June 30, 2005 to June 30, 2006 the percentage of total average deposits represented by money market deposits changed to 38% from 25% while average noninterest-bearing demand deposits changed to 25% from 32%. The shift in this average deposit mix also contributed to the increased cost of funds in the first six months of 2006 versus 2005.

The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated:

Average Deposits and Other Borrowings

	Six Months Ended June 30, 2006		Six Months Ended June 30, 2005
	Average Balance	Average[14] Rate	Average Balance	Average[14] Rate
	(Dollars in Thousands)
Demand deposits, noninterest bearing	$104,402	0.00%	$98,372	0.00%

Interest-bearing deposits:
Interest-bearing demand deposits	27,252	0.33%	19,573	0.24%
Money market deposits	154,003	3.18%	78,397	1.72%
Savings deposits	23,508	1.00%	23,875	0.70%
Time deposits $100,000 or greater	63,122	3.83%	54,558	2.91%
Other time deposits	37,994	3.53%	36,070	2.62%

Total interest-bearing deposits	305,879	2.94%	212,473	1.93%

FHLB borrowings	—	0.00%	32,351	2.76%
Federal funds purchased	—	0.00%	1,415	2.71%
Subordinated notes payable to subsidiary trusts	18,306	7.66%	13,151	6.29%

Total deposits and other borrowings	$428,587	2.42%	$357,762	1.64%

Average rate excluding noninterest bearing demand deposits		3.20%		2.26%

The following table summarizes the composition of average deposits as a percentage of total average deposits for the periods indicated:

Percent of Total Average Deposit Composition

	June 30, 2006	June 30, 2005
	Percent of Total	Percent of Total
Demand deposits, noninterest bearing	25.45%	31.65%
Interest-bearing deposits:
Interest-bearing demand deposits	6.64%	6.30%
Money market deposits	37.53%	25.22%
Savings deposits	5.73%	7.68%
Time deposits $100,000 or greater	15.39%	17.55%
Other time deposits	9.26%	11.60%

Total average deposits	100.00%	100.00%

[14]	Rates for these periods on which calculations are based have been annualized using actual days.

The following table sets forth the scheduled maturities of time certificates of deposit accounts outstanding in amounts of $100,000 or more for the periods indicated:

	3 Months or Less	Over 3 Months Through 6 Months	Over 6 Months Through 12 Months	Over 12 Months	Total
	(Dollars in Thousands)
June 30, 2006	$22,313	$19,274	$16,836	$16,323	$74,745

December 31, 2005	$15,061	$11,100	$18,925	$15,007	$60,093

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

In order to augment liquidity, as of June 30, 2006 the Company has Federal Funds borrowing arrangements with four correspondent banks totaling $30.0 million, and a secured line of credit with the FHLB totaling approximately $36.1 million.

The Company’s liquidity ratio, with policy guidelines of “above 10%” is a measure of liquid assets to deposits, plus short-term liabilities, plus Federal Home Loan Bank borrowings due within one year, less pledged deposits for treasury tax and loan. On a consolidated basis, the liquidity ratio increased to 15.19% at June 30, 2006 from 14.98% at December 31, 2005. The Company also monitors its net non-core funding dependence ratio, with policy guidelines of “less than 25%”. The net non-core dependence ratio is a measure of non-core liabilities less short-term investments, divided by long-term earning assets. The ratio was 7.85% at June 30, 2006 and 7.08% at December 31, 2005.

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

As of June 30, 2006, brokered deposits and public funds totaled $30.5 million and were 7.07% of total deposits.

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

The following table sets forth certain information with respect to the Company’s liquidity as of the periods indicated:

Liquidity

	June 30, 2006	December 31, 2005
	(Dollars in Thousands)
Cash and due from banks (net of FRB reserve requirement)	$10,351	$16,015
Federal funds sold	22,730	21,505
Interest-bearing deposits in financial institutions	2,497	2,334
Unpledged investment securities, available-for-sale	16,978	11,904
Stock investments, restricted at cost	1,650	1,620
Cash surrender value of life insurance	11,400	6,735

Total liquid assets	$65,606	$60,113

Liquidity ratio:
Percentage of ending deposits and short-term liabilities	15.19%	14.98%

Interest Rate Risk Management

Market risk arises from changes in interest rates, exchange rates, commodity prices and equity prices. The Company’s market risk exposure is primarily that of interest rate risk, and it has established policies and procedures to monitor and limit earnings and balance sheet exposure to changes in interest rates. The Company does not engage in the trading of financial instruments, nor does the Company have exposure to currency exchange rates. The Company’s earnings depend primarily upon the difference between the income it receives from its interest earning assets and its cost of funds, principally interest expense incurred on interest-bearing liabilities. Interest rates charged by the Company on its loans are affected principally by the demand for loans, the supply of money available for lending purposes, and competitive factors. In turn, these factors are influenced by general economic conditions and other constraints beyond the Company’s control, such as governmental economic and tax policies, general supply of money in the economy, governmental budgetary actions and the actions of the FRB.

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

In connection with the foregoing strategy, the Company studies the change in net interest income and net interest margin given immediate and parallel interest rate shocks over a 12-month horizon. The Company’s goal is to manage the effect of these changes within Board-established parameters of “less than a 15% change” for up/down 100 and 200 basis points. Shown below are possible changes to net interest income and the net interest margin based upon the model’s program under 100 and 200 basis point increases or decreases as of June 30, 2006:

Change (in Basis Points)	Net Interest Income (next twelve months)	Change in Net Interest Income	% Change in Net Interest Income	Net Interest Margin
(Dollars in Thousands)
+200	$29,805	$2,517	9.22%	6.81%
+100	28,670	1,382	5.06%	6.55%
0	27,288	—	0.00%	6.29%
– 100	26,399	(889)	(3.26%)	6.03%
– 200	25,263	(2,025)	(7.42%)	5.77%

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

The Company and the Bank are required to maintain the following minimum ratios: Total risk- based capital ratio of at least 8%, Tier 1 Risk-based capital ratio of at least 4%, and a leverage ratio of at least 4%. Total capital is classified into two components: Tier 1 (common shareholders equity, qualifying perpetual preferred stock to certain limits, minority interests in equity accounts of consolidated subsidiary and trust preferred securities to certain limits, including notes payable to unconsolidated special purpose entities that issue trust preferred securities, less goodwill and other intangibles) and Tier 2 (supplementary capital including allowance for possible credit losses to certain limits, certain preferred stock, eligible subordinated debt, and trust preferred securities, including notes payable to unconsolidated special purpose entities that issue trust preferred securities that are in excess of the limits for inclusion in Tier 1 capital). Under the established guidelines, the Company has attained the highest level of capitalization, characterized as “Well Capitalized.” It is the intent of the Company to continue to maintain “Well Capitalized” risk-based capital ratios.

Total shareholders’ equity was $37.6 million at June 30, 2006, compared to $33.4 million at December 31, 2005. The increase of $4.2 million, or 12% during the first six months of 2006 was primarily due to $3,563,000 in year-to-date net income, $255,000 credited to capital in relation to compensation expense associated with the issuance of stock options and the proceeds of $475,000 from the exercise of stock options.

The following table illustrates the capital and prompt corrective action guidelines applicable to the Company and the Bank, as well as their total risk-based capital ratios, Tier 1 capital ratios and leverage ratios as of the dates indicated:

	Actual Amount/Ratio		Minimum Capital Requirement Amount/Ratio		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions Amount/Ratio
As of June, 2006:
Total capital to risk-weighted assets:
The Company	$57,109	12.71%	$35,946	8.00%	$44,932	10.00%
The Bank	55,592	12.37%	35,953	8.00%	44,941	10.00%

Tier 1 capital to risk-weighted assets:
The Company	46,048	10.25%	17,970	4.00%	26,955	6.00%
The Bank	49,962	11.12%	17,972	4.00%	26,958	6.00%

Tier 1 capital to average assets:
The Company	46,048	9.75%	18,891	4.00%	23,614	5.00%
The Bank	49,962	10.59%	18,871	4.00%	23,589	5.00%
As of December 31, 2005:
Total capital to risk-weighted assets:
The Company	$52,283	12.86%	$32,524	8.00%	$40,656	10.00%
The Bank	50,779	12.49%	32,525	8.00%	40,656	10.00%

Tier 1 capital to risk-weighted assets:
The Company	40,327	9.92%	16,261	4.00%	24,391	6.00%
The Bank	45,697	11.24%	16,262	4.00%	24,393	6.00%

Tier 1 capital to average assets:
The Company	40,327	9.02%	17,883	4.00%	22,354	5.00%
The Bank	45,697	10.21%	17,903	4.00%	22,379	5.00%

Of the Company’s $46.0 million of Tier 1 capital at June 30, 2006, $12.6 million consisted of Trust Preferred Securities. Trust Preferred Securities, up to the amount of 25% of Tier 1 capital, are considered to be Tier 1 capital for regulatory purposes, but classified as long-term debt in accordance with generally accepted accounting principles. The remaining $5.4 million of Trust Preferred Securities is included in Tier 2 capital.

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

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) promulgated under the Exchange Act as of the end of the period covered by this quarterly report (the “Evaluation Date”) have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiary would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting or in other factors that occurred in the second quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The annual meeting of shareholders was held on May 16, 2006. At the meeting, the following individuals were elected to serve as members of the Company’s Board of Directors until the 2007 Annual Meeting of Shareholders and until their successors are elected and have qualified:

NAME:	AUTHORITY GIVEN:	AUTHORITY WITHHELD:	TOTAL:
James R. Appleton	1,571,344	8,150	1,579,494
Bruce J. Bartells	1,573,805	5,689	1,579,494
Carole H. Beswick	1,573,805	5,689	1,579,494
Larry Jacinto	1,573,805	5,689	1,579,494
Ronald J. Jeffrey	1,573,565	5,929	1,579,494
William A. McCalmon	1,573,805	5,689	1,579,494
Patrick J. Meyer	1,573,565	5,929	1,579,494
Thomas E. Vessey	1,573,805	5,689	1,579,494
Stanley C. Weisser	1,573,805	5,689	1,579,494
Douglas F. Welebir	1,573,805	5,689	1,579,494

The number of broker non-votes received with respect to this item was zero.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibits
3.1	Articles of Incorporation of the Companya[15]

3.2	Amendment to Articles of Incorporation of the Company filed May 5, 2000[16]

3.3	Amendment to Articles of Incorporation of the Company filed February 18, 2003[17]

3.4	Restated By-Laws of the Company[16]

10.1	Brea Branch Lease, dated September 20, 2000[18]

10.2	Form of Indemnification Agreement[18]

10.9	1st Centennial Bank Employee Stock Ownership Plan (with 401(k) provisions) dated August 1, 2004[19]

10.10	Amended and Restated Stock Incentive Plan[19]

10.11	Palomar Community Bank (now Escondido branch) lease dated April 15, 1987[20]

10.12	Indenture for Trust Preferred Securities dated July 11, 2002[21]

10.13	Amended and Restated Declaration of Trust for trust preferred securities dated July 11, 2002[22]

10.14	Guarantee Agreement for Trust Preferred Securities dated July 11, 2002[23]

10.15	Salary Continuation Agreement of Suzanne Dondanville, dated December 17, 2002[24]

10.16	Salary Continuation Agreement of Clifford Schoonover, dated December 17, 2002[25]

10.17	Amendment to Construction Department Lease dated August 28, 2002[26]

10.18	Commercial Lending Group Lease, dated December 23, 2002[27]

10.19	Palm Desert Branch Lease, dated November 13, 2002[28]

10.20	Amendment to Escondido Branch Lease, dated June 6, 2001[29]

[15]	Incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form S-4 dated October 20, 1999.

[16]	Incorporated by reference to the exhibit of the same number on Form 10-QSB for the quarter ended June 30, 2002.

[17]	Incorporated by reference to the exhibit of the same number on Form SB-2 dated March 13, 2003.

[18]	Incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form SB-2 dated March 21, 2001.

[19]	Incorporated by reference to the exhibit of the same number on Form 10-KSB for the year ended December 31, 2004.

[20]	Incorporated by reference to exhibit 10.13 on Form 10-QSB for the fiscal quarter ended March 31, 2002.

[21]	Incorporated by reference to exhibit 10.14 on Form 10-QSB for the fiscal quarter ended September 30, 2002.

[22]	Incorporated by reference to exhibit 10.15 on Form 10-QSB for the fiscal quarter ended September 30, 2002.

[23]	Incorporated by reference to exhibit 10.16 on Form 10-QSB for the fiscal quarter ended September 30, 2002.

[24]	Incorporated by reference to exhibit 10.17 on Form SB-2 dated March 13, 2003.

[25]	Incorporated by reference to exhibit 10.18 on Form SB-2 dated March 13, 2003.

[26]	Incorporated by reference to exhibit 10.20 on Form SB-2 dated March 13, 2003.

[27]	Incorporated by reference to exhibit 10.21 on Form SB-2 dated March 13, 2003.

[28]	Incorporated by reference to exhibit 10.22 on Form 10-KSB for the year ended December 31, 2002.

[29]	Incorporated by reference to exhibit 10.23 on Form 10-KSB for the year ended December 31, 2002.

10.21	Amendment to Salary Continuation Agreement of Suzanne Dondanville dated December 17, 2002[30]

10.22	Amendment to Salary Continuation Agreement of Anne Elizabeth Sanders dated December 1, 2001[31]

10.23	Amendment to Salary Continuation Agreement of Clifford Schoonover dated December 17, 2002[32]

10.25	Indenture for Trust Preferred Securities dated January 15, 2004[33]

10.26	Amended and Restated Declaration of Trust for Trust Preferred Securities dated January 15, 2004[33]

10.27	Guarantee Agreement for Trust Preferred Securities dated January 15, 2004[33]

10.28	Amendment to Brea Branch Lease dated August 16, 2004[34]

10.29	Irwindale Branch Lease dated August 12, 2004[34]

10.30	Salary Continuation Agreement of Anne Elizabeth Sanders dated December 1, 2001[34]

10.31	Employment Agreement of Beth Sanders dated December 1, 2004[35]

10.32	Employment Agreement of Suzanne Dondanville dated December 1, 2004[35]

10.33	Temecula Branch Lease dated December 15, 2004[35]

10.34	Real Estate Department Lease dated November 30, 2000[35]

10.35	Indenture for Trust Preferred Securities dated September 28, 2005[36]

10.36	Amended and Restated Declaration of Trust for Trust Preferred Securities dated September 28, 2005[36]

10.37	Guarantee Agreement for Trust Preferred Securities dated September 28, 2005[36]

10.38	Salary Continuation Agreement of Thomas E. Vessey dated April 7, 2006[37]

10.39	Salary Continuation Agreement of John P. Lang dated April 7, 2006[37]

21.1	Subsidiaries of 1st Centennial Bancorp[36]

31.1	Certification of Chief Executive Officer (Section 302 Certification)

31.2	Certification of Chief Financial Officer (Section 302 Certification)

32	Certification of Periodic Financial Report (Section 906 Certification)

[30]	Incorporated by reference to exhibit 10.24 on Form 10-KSB for the year ended December 31, 2003.

[31]	Incorporated by reference to exhibit 10.25 on Form 10-KSB for the year ended December 31, 2003.

[32]	Incorporated by reference to exhibit 10.26 on Form 10-KSB for the year ended December 31, 2003.

[33]	Incorporated by reference to the exhibit of the same number on Form 10-QSB for the quarter ended March 31, 2004.

[34]	Incorporated by reference to the exhibit of the same number on Form 10-QSB for the quarter ended September 30, 2004.

[35]	Incorporated by reference to the exhibit of the same number on Form 10-KSB for the year ended December 31, 2004.

[36]	Incorporated by reference to Form 10-Q for the quarter ended September 30, 2005.

[37]	Incorporated by reference to Exhibit 99.1 to current report on Form 8-K dated April 11, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of August 2006.

1ST CENTENNIAL BANCORP

/s/ Thomas E. Vessey
Thomas E. Vessey
President and Chief Executive Officer

/s/ Beth Sanders
Beth Sanders
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)