Form 10-K/A
period 2005-12-31
1ST CENTENNIAL BANCORP
filed 2006-10-26
CIK 1097081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

☐  Yes    ☑  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐  Yes    ☑  No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐  Yes    ☑  No

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

Documents Incorporated by Reference: Portions of the definitive proxy statement for the 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 10 - 14.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Form 10-K for the fiscal year ended December 31, 2005 to (i) retroactively restate per share financial information to reflect the 50% stock distribution paid on April 3, 2006 and previously disclosed in Note 24 (Subsequent Events) to the Financial Statements in the Form 10-K, which affects Item 6 (“Selected Financial Data”), Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”), and Item 8 (“Consolidated Financial Statements and Supplementary Data”) thereof; (ii) retroactively adjust the stock trading and stock option information in Item 5 (“Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities”) and Note 10 to the Financial Statements; (iii) provide a description of our conduit loan sale income in Item 7; and (iv) provide certain additional information concerning gains from sales of loans in the “Loans Held for Sale” portion of Note 1 to the Financial Statements. We are also attaching certifications executed as of the date of the Form 10-K/A from our Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which are attached as exhibits 31.1, 31.2, and 32. Item 15 of the Form 10-K/A reflects the changes to the exhibits. As required by SEC Rule 12b-15, this Amendment No. 1 sets forth the complete text of each item as amended.

Except as described above, no other changes have been made to the Form 10-K. This Form 10-K/A does not amend, update or change any other information contained in the Form 10-K, and continues to speak as of March 24, 2006. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on March 24, 2006. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Form 10-K.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Our common stock is traded on the OTC Bulletin Board under the symbol “FCEN.” Trading in the stock has not been extensive and such trades cannot be characterized as amounting to an active trading market.

The information in the following table indicates the high and low quotations and approximate volume of trading for our common stock for each quarterly period since January 1, 2004, and is based upon information provided by public sources. The high and low prices and trading volume have been adjusted to give effect to all stock dividends and distributions, including the 50% stock distribution paid on April 3, 2006 to shareholders of record as of March 3, 2006. In addition, the prices indicated reflect inter-dealer prices and trades, without retail mark-up, mark-down or commission and may not represent actual transactions.

Calendar Quarter Ended	High	Low	Volume
March 31, 2004	$16.95	$14.45	223,500
June 30, 2004	$15.70	$14.02	60,750
September 30, 2004	$16.82	$14.33	42,300
December 31, 2004	$22.43	$16.51	61,500
March 31, 2005	$25.33	$22.46	197,100
June 30, 2005	$24.50	$22.67	71,400
September 30, 2005	$24.67	$22.67	54,450
December 31, 2005	$23.13	$21.33	86,700

(b) Holders

As of December 31, 2005, there were approximately 502 shareholders of record of our common stock.

(c) Dividends

As a bank holding company, which currently has no significant assets other than, our equity interest in the Bank, our ability to pay dividends primarily depends upon the dividends we receive from the Bank. The dividend practice of the Bank, like our dividend practice, will depend upon its earnings, financial position, current and anticipated cash requirements and other factors deemed relevant by the Bank’s Board of Directors at that time. In addition, during any period in which the Company has deferred payment of interest otherwise due and payable on its subordinated debt securities, we may not make any dividends or distributions with respect to our capital stock. See “Item 1, Business – Recent Developments” and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources.”

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

In addition, on February 24, 2006, the Company announced that the Board of Directors approved a 50% stock distribution to shareholders of record on March 03, 2006, and payable April 03, 2006. The action was approved at the regularly scheduled Board Meeting on February 24, 2006, and resulted in approximately an additional 1,058,620 shares of common stock outstanding. Per share information throughout this report has been retroactively restated to reflect this distribution.

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

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2005, with respect to options outstanding and available under our 2001 Stock Incentive Plan, as amended and restated March 19, 2004, which is our only equity compensation plan other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options[1]	Weighted-Average Exercise Price of Outstanding Options[1]	Number of Securities Remaining Available for Future Issuance[1]
Equity compensation plans approved by security holders	563,075	$12.97	212,090

(d) Stock Repurchases

There were no stock repurchases during 2005.

ITEM 6.	SELECTED FINANCIAL DATA

Selected Financial Data

You should read the selected financial data presented below in conjunction with our audited consolidated financial statements, including the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere herein. The selected financial data as of December 31, 2005 and 2004 and for each of the years in the three-year period ended December 31, 2005 is derived from our audited consolidated financial statements and related notes, which are included in this Annual Report. The selected financial data for prior years is derived from our audited consolidated financial statements, which are not included in this Annual Report. All per share information has been adjusted for stock dividends and distributions declared from time to time.

	As of and For the Years Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in Thousands, except per share data)
Income Statement Summary:
Interest income	$33,196	$23,718	$16,655	$14,486	$10,804
Interest expense	7,056	3,335	2,106	2,377	2,694
Net interest income before provision for loan losses	26,140	20,383	14,549	12,109	8,110
Provision for loan losses	2,140	2,098	360	477	411
Noninterest income	4,456	2,608	3,031	2,424	1,993
Noninterest expense	20,113	16,080	13,991	11,548	8,070
Income before income tax expenses	8,343	4,813	3,229	2,508	1,622
Income tax expense	3,260	1,793	1,141	802	575
Net income	$5,083	$3,020	$2,088	$1,706	$1,047
Balance Sheet Summary:
Total assets	$456,192	$356,678	$254,383	$207,858	$198,026
Cash and due from banks	16,862	5,695	9,948	12,010	10,040
Federal funds sold	21,505	—	—	2,010	7,503
Securities	12,208	20,096	35,539	32,335	34,014
Net loans[2]	381,153	308,030	188,222	141,112	125,695
Total deposits	401,275	291,802	212,773	183,188	174,328
Borrowings from Federal Home Loan Bank	—	21,000	7,600	—	—
Long term debt	—	—	—	—	3,500
Subordinated debentures	18,306	13,151	6,006	6,006	—
Total liabilities	$422,771	$328,677	$229,983	$190,665	$182,754
Total shareholders’ equity	$33,421	$28,001	$24,400	$17,193	$15,272

[1]	As adjusted to reflect the 50% stock distribution paid on April 3, 2006 to shareholders of record as of March 3, 2006.

[2]	Loans are net of the allowance for loan losses and deferred fees.

	As of and For the Years Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in Thousands, except per share data)
Per Share Data:[3]
Earnings per share:
Basic	$1.62	$0.98	$0.71	$0.67	$0.46
Diluted	1.51	0.91	0.66	0.61	0.43
Weighted average common shares outstanding basic	3,128,809	3,068,549	2,922,736	2,532,547	2,265,506
Weighted average common shares outstanding diluted	3,369,527	3,322,197	3,147,415	2,790,279	2,459,590
Book value	$10.61	$8.99	$8.10	$6.79	$6.03
Performance Ratios:
Return on average equity[4]	16.77%	11.75%	9.83%	10.47%	10.20%
Return on average assets[5]	1.22%	0.94%	0.91%	0.83%	0.77%
Net interest margin[6]	6.69%	6.91%	7.07%	6.75%	6.84%
Average shareholders’ equity to average total assets	7.26%	8.03%	9.21%	7.99%	5.35%
Efficiency ratio[7]	65.74%	69.94%	79.58%	79.47%	79.88%
Net loans to total deposits at period end	94.99%	105.56%	88.46%	77.03%	72.10%
Asset Quality Ratios:
Nonperforming loans to total loans[8]	0.26%	0.04%	0.33%	0.41%	0.19%
Nonperforming assets to total loans and other real estate owned[9]	0.26%	0.04%	0.33%	0.41%	0.19%
Net loan charge-offs to average loans	0.25%	0.03%	0.01%	0.12%	0.25%
Allowance for loan losses to total loans[10] at end of period	1.39%	1.33%	1.11%	1.24%	1.15%
Allowance for loan losses to nonperforming loans	540.85%	3,309.60%	339.45%	304.99%	605.80%
Capital Ratios:
Tier 1 capital to average assets	9.02%	9.25%	10.79%	8.28%	5.69%
Tier 1 capital to total risk-weighted assets	9.92%	9.89%	12.48%	10.87%	8.30%
Total capital to total risk-weighted assets	12.86%	12.26%	13.63%	13.27%	11.07%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

[3]	Adjusted to give retroactive effect to stock dividends and distributions including the 50% stock distribution paid on April 3, 2006 to shareholders of record as of March 3, 2006.

[4]	Net income divided by average shareholders’ equity.

[5]	Net income divided by average total assets.

[6]	Net interest income as a percentage of average interest-earning assets.

[7]	Ratio of noninterest expense to the sum of net interest income before provision for loan losses and total noninterest income excluding securities gains and losses.

[8]	Nonperforming loans consist of nonaccrual loans, loans past due 90 days or more and restructured loans.

[9]	Nonperforming assets consist of nonperforming loans and other assets, including other real estate owned.

[10]	Total loans are gross loans less unearned income.

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

Summary of Performance

Results of operations summary

The Company achieved record earnings in 2005. In fact, net income has increased each year since the Company incorporated in 1999. Net income in 2005 was $5,083,000, an increase of $2,063,000, or 68%, over the $3,020,000 in net earnings recognized in 2004. Net income in 2004 was $932,000 higher than 2003 net earnings of $2,088,000. Net income per basic share was $1.62 for 2005, as compared to $0.98 during 2004 and $0.71 in 2003. On a diluted net income per share basis, net income was $1.51, $0.91 and $0.66 for the years ended December 31, 2005, 2004 and 2003, respectively. Earnings per share calculations were adjusted to give retroactive effect to stock dividends and distributions, including the 50% stock distribution paid on April 3, 2006 to shareholders of record as of March 3, 2006. Return on average assets was 1.22% for 2005, compared to 0.94% for 2004 and 0.91% for 2003. Return on average Shareholders equity was 16.77% for 2005, compared to 11.75% for 2004 and 9.83% for 2003.

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

The Company reported total interest income of $33.2 million for the year ended December 31, 2005, which represented an increase of $9.5 million or 40%, over total interest income of $23.7 million for the same period in 2004. The increase in total interest income was primarily due to an increase of approximately $9.7 million in interest and fees on loans resulting from an increase of approximately $105.2 million in average loans as of December 31, 2005, as compared to the same period in 2004.

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

The following table shows the Company’s average balances of earning assets, and interest-bearing liabilities; the amount of interest income and interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest income and the net interest margin for the periods indicated:

Distribution, Rate and Yield Analysis of Net Interest Income

	For the Years Ended December 31,
	2005			2004			2003
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
	(Dollars in Thousands)
Interest-earning Assets:
Federal funds sold	$9,659	$350	3.62%	$5,182	$66	1.27%	$8,624	$90	1.04%
Interest-bearing deposits in financial institutions	2,893	134	4.63%	4,600	200	4.35%	5,006	233	4.65%
Investment securities:
Taxable[11]	11,853	450	3.80%	24,148	841	3.48%	27,044	984	3.64%
Non-taxable	3,859	165	4.28%	3,998	169	4.23%	3,929	174	4.43%

Total investments	28,264	1,099	3.89%	37,928	1,276	3.36%	44,603	1,481	3.32%
Loans[12]	362,231	32,097	8.86%	257,005	22,442	8.73%	161,207	15,174	9.41%

Total interest-earning assets	$390,495	$33,196	8.50%	$294,933	$23,718	8.04%	$205,810	$16,655	8.09%

Interest-bearing Liabilities:
Interest-bearing deposits
Interest-bearing demand deposits	$21,400	$56	0.26%	$20,255	$40	0.20%	$17,851	$43	0.24%
Money market deposits	99,052	2,228	2.25%	67,188	878	1.31%	36,666	354	0.97%
Savings deposits	24,655	188	0.76%	25,752	167	0.65%	18,266	115	0.63%
Time deposits $100,000 or greater	58,537	1,852	3.16%	39,144	788	2.01%	37,834	850	2.25%
Other time deposits	37,787	1,089	2.88%	32,811	634	1.93%	27,804	397	1.43%

Total interest-bearing deposits	241,431	5,413	2.24%	185,150	2,507	1.35%	138,421	1,759	1.27%
FHLB borrowings	22,255	649	2.92%	12,571	187	1.49%	2,679	33	1.23%
Federal funds purchased	708	19	2.68%	723	13	1.80%	404	7	1.73%
Subordinated notes payable to subsidiary
Trust	14,492	975	6.73%	12,877	628	4.88%
Redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures	—	—	—	—	—	—	6,000	307	5.12%

Total interest-bearing liabilities	$278,886	$7,056	2.53%	$211,321	$3,335	1.58%	$147,504	$2,106	1.43%

Net interest income		$26,140			$20,383			$14,549

Net interest margin[13]			6.69%			6.91%			7.07%

[11]	Yields on income have been computed on a tax equivalent basis, except for municipal securities, because the amounts are minimal.

[12]	Loans are gross, which excludes the allowance for loan losses, and net of deferred fees. Nonaccrual loans are included in the table for computation purposes, but the foregone interest of such loans is excluded. Loan fees were approximately $4.1 million; $3.9 million and $2.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.

[13]	Net interest income as a percentage of average interest-earning assets.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities, the amount of change attributable to changes in average daily balances (volume), changes in interest rates (rate), and changes attributable to both the volume and rate (rate/volume):

Rate/Volume Analysis of Net Interest Income

	Year Ended December 31, 2005 vs. 2004				Year Ended December 31, 2004 vs. 2003
	Increases (Decreases) Due to Change In				Increases (Decreases) Due to Change In
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(Dollars in Thousands)
Increase (Decrease) in Interest Income:
Federal funds sold	$57	$122	$105	$284	$(36)	$20	$(8)	$(24)
Interest-bearing deposits in financial institutions	(74)	13	(5)	(66)	(19)	(15)	1	(33)
Investment securities[14]
Taxable	(428)	76	(39)	(391)	(106)	(42)	5	(143)
Non-taxable	(6)	2	—	(4)	3	(8)	—	(5)
Loans[15]	9,188	331	136	9,655	9,017	(1,097)	(652)	7,268

Total	$8,737	$544	$197	$9,478	$8,859	$(1,142)	$(654)	$7,063

Increase (Decrease) in Interest Expense:
Interest-bearing demand deposits	$2	$13	$1	$16	$6	$(8)	$(1)	$(3)
Money market deposits	417	633	300	1,350	296	125	103	524
Savings deposits	(7)	29	(1)	21	47	3	2	52
Time deposits $100,000 or greater	390	451	223	1,064	29	(88)	(3)	(62)
Other time deposits	96	312	47	455	71	141	25	237
FHLB borrowings	144	180	138	462	121	7	26	154
Federal funds purchased	—	6	—	6	6	—	—	6
Subordinated notes payable to subsidiary Trusts / Redeemable TPS	79	238	30	347	352	(14)	(17)	321

Total	$1,120	$1,863	$738	$3,721	$928	$166	$135	$1,229

Total change in net interest income	$7,617	$(1,319)	$(541)	$5,757	$7,931	$(1,308)	$(789)	$5,834

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

[14]	Yields on income have not been computed on a tax equivalent basis, because tax-exempt investments are minimal.

[15]	Loans are gross, which excludes the allowance for loan losses, and net of deferred fees. Nonaccrual loans are included in the table for computation purposes, but the foregone interest of such loans is excluded. Loan fees were approximately $4.1 million; $3.9 million and $2.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Noninterest Income

Noninterest income for the Company includes customer service fees, gains from sale of loans, increases in the cash surrender value of life insurance policies, broker fee income, conduit loan sale income and other miscellaneous income. The revenue from conduit loan sale income is referral or brokerage fee income. The loans are never recorded on the Company’s books; therefore, the recognized income is not recorded as gain on the sale of loans. The loans are packaged and referred to other lenders. We recognize noninterest income as a result of the referral.

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

Real Estate - Construction and Development

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

Real Estate - Residential Loans

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

Real Estate - Commercial and Multi-Family

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

Commercial Loans

The Company’s commercial loans consist of (i) loans secured by commercial real estate and (ii) business loans, which are not secured by real estate, or if secured by real estate, for which the principal source of repayment is expected to be from business income, operating cash flows, etc. For a discussion of the Company’s loans secured by commercial real estate lending see “Real Estate – Commercial and Multi-Family.” Business loans include revolving lines of credit, working capital loans, equipment financing, letters of credit and inventory financing. It is important to know your borrower. It is important to demonstrate that historical cash flows are sufficient to service not only the subject loan, but also all other obligations of the borrower. We typically require a debt coverage ratio of 1.20 for term loans. On loans where accounts receivable and/or inventory are financed, periodic accounts receivable and accounts payable agings are required in order to monitor the integrity of the loan in relation to the collateral. Under certain circumstances unsecured loans may be made and term loans may be made to support asset growth. Typically, advances represent up to 80% of the asset financed.

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

Loans Repricing or Maturing16

	As of December 31, 2005
	Within One Year	After One But Within Five Years	After Five Years	Total
	(Dollars in Thousands)
Real estate loans:
Construction and development	$136,849	$405	$38	$137,292
Residential loans	1,419	31	1,990	3,440
Commercial and multi-family	9,096	21,883	53,834	84,813
Commercial loans	106,896	32,751	11,560	151,207
Consumer loans	2,136	538	110	2,784
Equity lines of credit	7,644	—	—	7,644
Credit card and other loans	1,304	—	—	1,304

Total loans	$265,344	$55,608	$67,532	$388,484

Loans with variable (floating) interest rates	$193,740	$31,780	$—	$225,520

Loans with predetermined (fixed) interest rates	$71,604	$23,828	$67,532	$162,964

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

For more information regarding the Company’s off-balance sheet arrangements, see Note 12 to the financial statements located elsewhere herein.

[16]	Loan amounts are shown before deferred loan fees and before the allowance for loan losses.

Contractual Obligations

At the end of 2005, the Company had contractual obligations for the following payments, by type and period due:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
	(Dollars in Thousands)
Long-term debt obligations	$18,306	$—	$—	$—	$18,306
Capital lease obligations	—	—	—	—	—
Operating lease obligations	3,172	1,015	1,469	688	—
Purchase obligations	—	—	—	—	—
Other long-term obligations	—	—	—	—	—

Total	$21,478	$1,015	$1,469	$688	$18,306

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

The following table provides information with respect to the components of the Company’s nonperforming assets as of the dates indicated:

Nonperforming Assets

	As of December 31,
	2005	2004	2003	2002	2001
	(Dollars in Thousands)
Nonaccrual loans:[17]
Real estate loans:
Construction and development	$—	$—	$69	$—	$—
Residential loans	—	—	—	221	200
Commercial and multi-family	—	—	353	173	—
Commercial loans	994	125	175	—	28
Consumer loans	—	—	8	—	13
Equity lines of credit	—	—	—	—	—
Credit card and other loans	—	—	16	—	—

Total nonaccrual loans	994	125	621	394	241

Loans 90 days or more past due (as to principal or interest) and still accruing:
Real estate loans:
Construction and development	—	—	—	—	—
Residential loans	—	—	—	50	—
Commercial and multi-family	—	—	—	—	—
Commercial loans	—	—	—	137	—
Consumer loans	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Credit card and other loans	—	—	—	—	—

Total loans 90 days or more past due And still accruing	—	—	—	187	—

Restructured loans	—	—	—	—	—

Total nonperforming loans	994	125	621	581	241
Other real estate owned	—	—	—	—	—

Total nonperforming assets	$994	$125	$621	$581	$241

Nonperforming loans as a percentage of total gross loans[18]	0.26%	0.04%	0.33%	0.41%	0.19%
Nonperforming assets as a percentage of total loans and other real estate owned	0.26%	0.04%	0.33%	0.41%	0.19%
Allowance for loan losses to nonperforming loans	540.85%	3,309.60%	339.45%	304.99%	605.80%
Allowance for loan losses	$5,376	$4,137	$2,108	$1,772	$1,460

[17]	During the year ended December 31, 2005, no income related to these loans was included in net income. Additional interest income of approximately $17,000, would have been recorded for the year ended December 31, 2005 if these loans had been paid in accordance with their original terms and had been outstanding throughout the applicable period then ended or, if not outstanding throughout the applicable period then ended, since origination.

[18]	Total loans are gross loans less unearned income.

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

The following table summarizes the activity in the Company’s allowance for loan losses for the periods indicated:

Allowance for Loan Losses

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in Thousands)
Balances:
Average total loans outstanding during period	$362,231	$257,005	$161,207	$134,169	$118,428

Total loans outstanding at end of period, net of unearned income	$386,529	$312,167	$190,330	$142,884	$127,155

Allowance for Loan Losses:
Balance at beginning of period	$4,137	$2,108	$1,772	$1,460	$868
Acquisition of allowance for loan losses, Palomar Community Bank	—	—	—	—	603
Charge-offs:
Real estate loans:
Construction and development	—	—	—	—	64
Residential loans	—	—	—	49	—
Commercial and multi-family	—	—	—	—	—
Commercial loans	996	121	217	71	163
Consumer loans	2	14	2	65	—
Equity lines of credit	—	—	—	—	—
Credit card and other loans	10	20	2	9	79

Total charge-offs	1,008	155	221	194	306

Recoveries:
Real estate loans:
Construction and development	—	—	—	3	2
Residential loans	2	2	23	—	—
Commercial and multi-family	—	—	—	—	—
Commercial loans	105	79	140	15	5
Consumer loans	—	4	34	11	—
Equity lines of credit	—	—	—	—	—
Credit card and other loans	—	1	—	—	6

Total recoveries	107	86	197	29	13

Net charge-offs	(901)	(69)	(24)	(165)	(293)
Provision charged to operations	2,140	2,098	360	477	411
Reclassification for off-balance sheet commitments	—	—	—	—	(129)

Allowance for loan losses balance, end of period	$5,376	$4,137	$2,108	$1,772	$1,460

Ratios:[19]
Net loan charge-offs to average total loans	0.25%	0.03%	0.01%	0.12%	0.25%
Allowance for loan losses to average total loans	1.48%	1.61%	1.31%	1.32%	1.23%
Allowance for loan losses to total loans at end of period	1.39%	1.33%	1.11%	1.24%	1.15%
Allowance for loan losses to total nonperforming loans	540.85%	3,309.60%	339.45%	304.99%	605.80%
Net loan (charge-offs) recoveries to allowance for loan losses at end of period	(16.76)%	(1.67)%	(1.14)%	(9.31)%	(20.07)%
Net loan (charge-offs) recoveries to provision for loan losses	(42.10)%	(3.29)%	(6.67)%	(34.59)%	(71.29)%

(19)	Total loans are gross loans less unearned income.

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

Deposits

Information concerning the average balance and average rates paid on deposits by deposit type for the past three fiscal years is contained in the Distribution, Rate, and Yield table located in the previous section on Results of Operations–Net Interest Income and Net Interest Margin. The composition and cost of the Company’s deposit base are important components in analyzing the Company’s net interest margin and balance sheet liquidity characteristics, both of which are discussed in greater detail in other sections herein. The Company’s liquidity is impacted by the volatility of deposits or other funding instruments, or in other words by the propensity of that money to leave the institution for rate-related or other reasons. Potentially, the most volatile deposits in a financial institution are jumbo certificates of deposits, meaning time deposits with balances that equal or exceed $100,000, as customers with balances of that magnitude are typically more rate-sensitive than customers with smaller balances. The Company’s community-oriented deposit gathering activities, however, seem to have gathered a base of local customers who tend to display more brand loyalty and thus are less likely to leave the Company than might otherwise be expected.

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

The Company uses a variety of measures to evaluate capital adequacy. Management reviews various capital measurements on a monthly basis and takes appropriate action to ensure that such measurements are within established internal and external guidelines. The external guidelines, which are issued by the Federal Reserve Board and the FDIC, establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures. There are two categories of capital under the Federal Reserve Board and FDIC guidelines: Tier 1 and Tier 2 Capital. Tier 1 Capital currently includes common shareholders’ equity and the proceeds from the issuance of trust preferred securities (trust preferred securities are included up to a maximum of 25% of Tier 1 capital), less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on securities available for sale, which are carried at fair market value. Tier 2 Capital includes preferred stock and certain types of debt equity, which the Company does not hold, as well as the allowance for loan losses, subject to certain limitations. (For a more detailed definition, see “Item 1, Business – Capital Adequacy Requirements – Prompt Corrective Action Provisions” herein.)

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

Change (in Basis Points)	Net Interest Income (next twelve months)	Change in Net Interest Income	% Change in Net Interest Income	Net Interest Margin[20]
(Dollars in Thousands)
+200	$31,195	$4,864	18.47%	7.35%
+100	28,783	2,451	9.31%	6.79%
0	26,332	—	(0.00%)	6.21%
– 100	24,335	(1,997)	(7.58%)	5.74%
– 200	22,264	(4,068)	(15.45%)	5.25%

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

[20]	Excluding loan fees.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

1st Centennial Bancorp

Redlands California

We have audited the accompanying consolidated statements of condition of 1st Centennial Bancorp and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS

Years Ended December 31, 2005, 2004 and 2003

(Dollars In Thousands, Except Per Share Data)

	2005	2004	2003
Interest income:
Interest and fees on loans	$32,097	$22,442	$15,174
Deposits in financial institutions	134	200	233
Federal funds sold	350	66	90
Investments:
Taxable	450	841	984
Tax-exempt	165	169	174

Total interest income	33,196	23,718	16,655

Interest expense:
Interest bearing demand and savings deposits	2,472	1,085	512
Time deposits $100,000 or greater	1,852	788	850
Other time deposits	1,089	634	397
Interest on borrowed funds	1,643	828	347

Total interest expense	7,056	3,335	2,106

Net interest income	26,140	20,383	14,549
Provision for loan losses	2,140	2,098	360

Net interest income after provision for loan losses	24,000	18,285	14,189

Noninterest income:
Customer service fees	1,376	1,221	1,279
Gains from sale of loans	1,394	295	389
Conduit loan sale income	972	398	607
Other income	714	694	756

Total noninterest income	4,456	2,608	3,031

Noninterest expense:
Salaries and employee benefits	11,445	9,913	8,432
Net occupancy expense	2,051	1,462	1,510
Other operating expenses	6,617	4,705	4,049

Total noninterest expense	20,113	16,080	13,991

Income before provision for income taxes	8,343	4,813	3,229
Provision for income taxes	3,260	1,793	1,141

Net income	$5,083	$3,020	$2,088

Basic earnings per share[21]	$1.62	$0.98	$0.71

Diluted earnings per share[21]	$1.51	$0.91	$0.66

The accompanying notes are an integral part of these consolidated financial statements.

[21]	As adjusted for the 50% stock distribution declared to shareholders of record on March 3, 2006, and distributed April 3, 2006.

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

Note 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Fair value is based on commitments on hand from investors or prevailing market prices. Net unrealized losses, if any, are recognized through a valuation allowance by a charge to income. The Company actively generates Small Business Administration (SBA) loans as part of its primary operating activity of making loans. The guaranteed portion of each individual loan is sold on the secondary market simultaneously with the booking, and therefore the Company has no inventory “held-for-sale,” unlike some institutions that warehouse loans to sell as “pools.” The Company retains the unguaranteed portion of the SBA loans. The total gain on sale of loans was $1.394 million, or 3.7% of gross revenue for 2005, $295,000 or 1.12% for 2004 and $389,000 or 1.98% for 2003. The Company reported the gain on sale of loans as operating activities on the Statement of Cash Flows.

Allowance for Loan Losses

The allowance for possible loan losses is a reserve established through a provision for possible loan losses charged to expense, which represents, in management’s judgment the known and inherent credit losses existing in the loan portfolio. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses inherent in the loan portfolio. The allowance for possible loan losses includes allowance allocations calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures,” and allowance allocations calculated in accordance with SFAS No. 5, “Accounting for Contingencies.” The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio, as well as trends in the foregoing. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off.

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

Note 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Note 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Incentive Plan (continued)

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

Had compensation cost for the Company’s stock incentive plan been determined based on the fair value at the issue date for awards under the Plan consistent with the method prescribed by SFAS No. 123R, the Company’s net income and earnings per share would have been reduced by the compensation cost, net of taxes, to the pro forma amounts indicated below:

	Years Ended December 31,
	2005	2004	2003
Net income:
As reported	$5,083	$3,020	$2,088
Pro forma	4,791	2,462	1,848
Compensation cost, net of taxes	$292	$558	$240
Basic earnings per share:[22]
As reported	$1.62	$0.98	$0.71
Pro forma	1.53	0.80	0.63
Diluted earnings per share:[22]
As reported	$1.51	$0.91	$0.66
Pro forma	1.42	0.74	0.59

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model for those options granted through December 31, 2004 and the Binomial method for those options granted after December 31, 2004. Under both methods, the following weighted assumptions were used for option granted in 2005, 2004 and 2003, to arrive at the fair value for each grant:

	2005	2004	2003
Dividend yield	0%	0%	0%
Expected volatility	21.88%	22.30%	19.90%
Risk free interest rate	4.15%	4.23%	4.27%
Expected term	10 years	10 years	10 years

[22]	As adjusted for the 50% stock distribution declared to shareholders of record on March 3, 2006, and distributed April 3, 2006.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Employee Stock Ownership Plan with 401(k) Provisions (KSOP)

Compensation expense is recognized based on cash contributions paid or committed to be paid to the KSOP. All shares held by the KSOP are deemed outstanding for purposes of earnings per share calculations. Dividends declared on all shares held by the KSOP are charged to the Company’s retained earnings.

Earnings Per Share23

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

The weighted average number of shares used in the computation of basic earnings per share was 3,128,809 for 2005, 3,068,549 for 2004 and 2,922,736 for 2003. The weighted average number of shares used in the computation of diluted earnings per share was 3,369,527 for 2005, 3,322,197 for 2004 and 3,147,415 for 2003.

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

The components of other comprehensive income at December 31 are as follows:

	2005	2004	2003
Unrealized holding losses on available-for-sale securities	$(148)	$(275)	$(126)
Reclassification adjustment for losses realized in income	5	—	7

Net unrealized losses	(143)	(275)	(119)
Tax effect	57	110	48

Unrealized losses net-of-tax	$(86)	$(165)	$(71)

[23]	All share and per share information has been adjusted to reflect the 50% stock distribution declared to shareholders of record on March 3, 2006, and distributed April 3, 2006.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

On November 3, 2005, the FASB issued FASB Staff Position ("FSP") Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP nullifies certain requirements of EITF Issue 03-1, and supersedes EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. The guidance in this FSP amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. The FSP is effective for reporting periods beginning after December 15, 2005. The Bank does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of this guidance.

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

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (continued)

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 replaces APB Opinion 20, Accounting Changes, and FASB Statement 3, Reporting Accounting Changes in Interim Financial Statements, and changes the accounting and reporting requirements for a change in accounting principle. SFAS 154 applies to all voluntary changes in an accounting principle, as well as to changes required by a new accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005 and requires retrospective application to prior periods' financial statements for most voluntary changes in an accounting principle, unless it is impracticable to do so. SFAS 154 did not change the guidance for reporting corrections of errors, changes in estimates or for justification of a change in accounting principle on the basis of preferability. The Bank does not anticipate any material impact to its financial condition or results of operations as a result of the adoption of SFAS No. 154.

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

Note 3. INVESTMENT SECURITIES, AVAILABLE-FOR-SALE (Continued)

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

Note 6. PREMISES AND EQUIPMENT (Continued)

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

Note 9. RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has granted loans to certain directors, principal officers, their immediate families, and affiliated companies in which they are principal shareholders. All loans were made under terms that are consistent with the Company's normal lending policies.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. RELATED PARTY TRANSACTIONS (Continued)

Aggregate related party loan transactions were as follows:

	2005	2004
Balance as of January 1	$2,270	$2,608
Net borrowings (repayments)	160	(338)

Balance as of December 31	$2,430	$2,270

Deposits from related parties held by the Company at December 31, 2005 and 2004 totaled $2,720,000 and $2,328,000, respectively.

Note 10. STOCK OPTIONS24

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

The Company’s Board of Directors is responsible for administrating the Plan. Option prices are determined by the Company’s directors and must be equal to or greater than the prevailing market price of the Company’s common stock at the time the option is granted. Options are vested at a rate of 20% a year for five years and expire ten years from the date the options are granted. The maximum number of shares reserved for issuance upon exercise of options under the Plan is 775,164 shares of the Company’s capital stock. Options issued have an exercise price ranging from $2.89 to $23.68 per share.

The following is a summary of the Company’s stock option activity for 2005 and 2004:

	2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options granted and outstanding at beginning of year	571,808	$13.09	427,623	$11.54
Stock dividends/distributions	40,028	—	114,209	—
Options granted	22,197	23.44	207,582	21.28
Options exercised	(37,494)	10.26	(74,499)	9.41
Options canceled	(33,464)	12.90	(103,107)	11.31

Options granted and outstanding at end of year	563,075	$12.97	571,808	$13.09

Options exercisable at year-end	311,029	$10.61	209,093	$8.45
Weighted average fair value of options granted during year		$10.00		$8.23

[24]	All share and per share information has been adjusted to reflect the 50% stock distribution declared to shareholders of record on March 3, 2006, and distributed April 3, 2006.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. STOCK OPTIONS (Continued)

Information pertaining to options outstanding at December 31, 2005 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life	Weighted Average Remaining Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.89 to $9.97	324,099	5.45 years	$8.31	241,046	$7.96
$11.21 to $23.68	238,976	8.63 years	$19.28	69,983	$19.75

Options outstanding at end of year	563,075	6.80 years	$12.97	311,029	$10.61

Note 11. INCOME TAXES

The components of the provision for income taxes at December 31 are as follows:

	2005	2004	2003
Current tax provision:
Federal	$2,889	$1,823	$999
State	996	658	383

	3,885	2,481	1,382

Deferred tax provision (benefit):
Federal	(527)	(532)	(250)
State	(98)	(156)	9

	(625)	(688)	(241)

	$3,260	$1,793	$1,141

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	2005	2004	2003
Statutory tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	7.2	7.2	7.2
Municipal bond income	(0.7)	(1.3)	(2.1)
Cash surrender value of life insurance	(1.3)	(2.6)	(4.2)
Stock option compensation deduction	(1.2)	(2.0)	—
Other, net	1.1	2.0	0.4

Effective tax rates	39.1%	37.3%	35.3%

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

Note 16. SHAREHOLDERS’ EQUITY (Continued)

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

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and Cash Equivalents - The carrying amounts of cash and short-term instruments approximate fair value.

Interest-Bearing Deposits in Financial Institutions - The carrying amounts of interest-bearing deposits are estimated using discounted cash flow analyses and interest rates currently being offered for interest-bearing deposits with similar terms.

Investment Securities - Fair values for securities are based on quoted market prices.

Restricted Stock - The carrying value of restricted stock approximate fair value.

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

Subordinated Notes Payable to Subsidiary Trusts - The carrying amounts for subordinated notes payable to subsidiary trusts approximate the estimated fair value of such liabilities.

Off-Balance-Sheet Instruments - The carrying amount of commitments to extend credit approximate fair value.

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

Note 23. QUARTERLY DATA (UNAUDITED)

	Years Ended December 31,
	2005				2004
	(Dollars In Thousands, Except Per Share Data)
	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
Interest income	$9,288	$8,518	$8,160	$7,230	$6,820	$6,478	$5,435	$4,976
Interest expense	2,162	1,992	1,672	1,230	1,066	911	762	596

Net interest income	7,126	6,526	6,488	6,000	5,754	5,567	4,673	4,380
Provision for loan losses	830	300	660	350	690	540	440	428

Net interest income after provision for loan losses	6,296	6,226	5,828	5,650	5,064	5,027	4,233	3,952
Noninterest income	1,236	1,185	1,121	914	556	611	610	840
Noninterest expense	4,984	5,268	4,928	4,933	4,008	4,215	3,956	3,901

Income before provision for income taxes	2,548	2,143	2,021	1,631	1,612	1,423	887	891
Provision for income taxes	1,003	844	792	621	624	543	317	309

Net income	$1,545	$1,299	$1,229	$1,010	$988	$880	$570	$582

Earnings per share (basic)[25]	$0.49	$0.41	$0.39	$0.33	$0.32	$0.29	$0.19	$0.18

Earnings per share (diluted)[25]	$0.46	$0.38	$0.36	$0.31	$0.30	$0.27	$0.17	$0.17

[25]	As adjusted to reflect the 50% stock distribution paid on April 3, 2006 to shareholders of record as of March 3, 2006.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 24. SUBSEQUENT EVENTS

On February 24, 2006, the Company announced that the Board of Directors approved a 50% stock distribution to shareholders of record on March 03, 2006, and payable April 03, 2006. The action was approved at the regularly scheduled Board Meeting on February 24, 2006. The distribution resulted in approximately an additional 1,058,620 shares of common stock outstanding. Per share information throughout this report has been retroactively restated to reflect this distribution.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of October 2006.

/s/ Thomas E. Vessey
Thomas E. Vessey
President and Chief Executive Officer

/s/ Beth Sanders
Beth Sanders
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th day of October 2006.

/s/ James R. Appleton	/s/ William A. McCalmon
James R. Appleton	William A. McCalmon
Director	Director

/s/ Bruce J. Bartells	/s/ Patrick J. Meyer
Bruce J. Bartells	Patrick J. Meyer
Director	Chairman of the Board

/s/ Carole H. Beswick	/s/ Stanley C. Weisser
Carole H. Beswick	Stanley C. Weisser
Director	Director

/s/ Douglas F. Welebir
Larry Jacinto	Douglas F. Welebir
Director	Director

/s/ Ronald J. Jeffrey	/s/ Thomas E. Vessey
Ronald J. Jeffrey	Thomas E. Vessey
Director	Director