Form 10-Q
period 2006-09-30
1ST CENTENNIAL BANCORP
filed 2006-11-09
CIK 1097081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to section 13 or 15(d) of the Securities

Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

Yes  ☐    No  ☑

APPLICABLE TO CORPORATE ISSUER

The number of shares of Common Stock of the registrant outstanding as of November 7, 2006 was 3,203,941.

PART I – FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

September 30, 2006 and December 31, 2005

Dollar amounts in thousands	2006	2005
	(unaudited)
ASSETS
Cash and due from banks	$14,322	$16,862
Federal funds sold	10,605	21,505

Total cash and cash equivalents	24,927	38,367
Interest-bearing deposits in financial institutions	3,037	2,334
Investment securities, available for sale	58,854	12,208
Stock investments restricted, at cost	1,665	1,620
Loans, net of allowance for loan losses of $5,837 and $5,376	425,726	381,153
Accrued interest receivable	2,854	2,425
Premises and equipment, net	3,291	3,652
Goodwill	4,180	4,180
Cash surrender value of life insurance	11,526	6,735
Other assets	3,652	3,518

Total assets	$539,712	$456,192

LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$112,814	$106,121
Interest-bearing deposits	335,007	295,154

Total deposits	447,821	401,275
Accrued interest payable	355	170
Repurchase agreement	30,000	—
Other liabilities	3,339	3,020
Subordinated notes payable to subsidiary trusts	18,306	18,306

Total liabilities	499,821	422,771

SHAREHOLDERS’ EQUITY
Common stock, no par value; authorized 10,000,000 shares, issued and outstanding 3,203,219 and 2,100,075 shares at September 30, 2006 and December 31, 2005, respectively	27,712	26,803
Retained earnings	12,023	6,617
Accumulated other comprehensive income	156	1

Total shareholders’ equity	39,891	33,421

Total liabilities and shareholders’ equity	$539,712	$456,192

The accompanying notes are an integral part of these consolidated statements.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS

Three and Nine Months Ended September 30, 2006 and 2005 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollar amounts in thousands, except per share amounts	2006	2005	2006	2005
Interest income:
Interest and fees on loans	$9,696	$8,265	$27,570	$23,206
Deposits in financial institutions	29	32	88	105
Federal funds sold	224	80	776	122
Investments
Taxable	279	100	475	351
Tax-exempt	110	41	220	124

Total interest income	10,338	8,518	29,129	23,908

Interest expense:
Interest bearing demand and savings deposits	1,575	733	4,164	1,508
Time deposits $100,000 or greater	894	533	2,092	1,321
Other time deposits	369	301	1,034	769
Interest on borrowed funds	470	425	1,165	1,296

Total interest expense	3,308	1,992	8,455	4,894

Net interest income	7,030	6,526	20,674	19,014
Provision for loan losses	200	300	820	1,310

Net interest income after provision for loan losses	6,830	6,226	19,854	17,704

Noninterest income:
Customer service fees	303	342	988	1,017
Gains from sale of loans	2	661	319	966
Conduit loan referral income	80	17	638	663
Other income	204	165	458	574

Total noninterest income	589	1,185	2,403	3,220

Noninterest expense:
Salaries and employee benefits	2,302	2,863	7,254	8,777
Net occupancy expense	551	544	1,673	1,474
Other operating expense	1,396	1,861	4,363	4,878

Total noninterest expense	4,249	5,268	13,290	15,129

Income before provision for income taxes	3,170	2,143	8,967	5,795
Provision for income taxes	1,321	844	3,555	2,257

Net income	$1,849	$1,299	$5,412	$3,538

Basic earnings per share[1]	$0.58	$0.41	$1.70	$1.13

Diluted earnings per share[1]	$0.52	$0.38	$1.54	$1.04

The accompanying notes are an integral part of these consolidated statements.

[1]	As adjusted to reflect the 50% stock distribution paid on April 3, 2006 to shareholders of record as of March 3, 2006.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Nine Months Ended September 30, 2006 and 2005 (unaudited)

Dollar amounts in thousands, except share amounts

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
BALANCE, DECEMBER 31, 2004	1,939,611	$21,208	$6,706	$87	$28,001

Comprehensive income:
Net income	—	—	3,538	—	3,538
Change in net unrealized gain on investment securities available for sale, after tax effects	—	—	—	(57)	(57)

Total comprehensive income					3,481

Stock dividend	135,815	5,161	(5,161)	—	—
Cash paid in lieu of fractional shares	—	—	(11)	—	(11)
Compensation expense on incentive stock options	—	6	—	—	6
Exercise of stock options, including tax benefit	20,418	315	—	—	315

BALANCE, SEPTEMBER 30, 2005	2,095,844	$26,690	$5,072	$30	$31,792

BALANCE, DECEMBER 31, 2005	2,100,075	$26,803	$6,617	$1	$33,421

Comprehensive income:
Net income	—	—	5,412	—	5,412
Change in net unrealized gain on investment securities available for sale, after tax effects	—	—	—	155	155

Total comprehensive income					5,567

Stock distribution	1,062,656	—	—	—	—
Cash paid in lieu of fractional shares	—	—	(6)	—	(6)
Retirement of unvested restricted stock awards	(578)	—	—	—	—
Compensation expense on incentive stock options	—	398	—	—	398
Exercise of stock options, including tax benefit	41,066	511	—	—	511

BALANCE, SEPTEMBER 30, 2006	3,203,219	$27,712	$12,023	$156	$39,891

The accompanying notes are an integral part of these consolidated statements.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2006 and 2005 (unaudited)

Dollar amounts in thousands	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,412	$3,538
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	517	480
Loss (gain) on sale of fixed assets	(7)	16
Loss from sale of investments	—	5
Provision for loan losses	820	1,310
Amortization of deferred loan fees	(1,334)	(1,590)
Amortization of excess purchase value of deposits	9	10
Amortization of excess purchase value of loans	—	38
Fair value of stock options and restricted stock awards in noninterest expense	425	6
Deferred income tax (benefit) provision	(44)	38
Net amortization of premiums and discounts on investments and interest-bearing deposits	82	174
Increase in cash surrender value of life insurance	(291)	(182)
Increase in assets:
Accrued interest receivable	(429)	(761)
Other assets	(144)	(960)
Increase in liabilities:
Accrued interest payable	185	8
Other liabilities	292	698

Net cash provided by operating activities	5,493	2,828

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits in financial institutions	(654)	1,485
Activity in available for sale securities:
Purchases of securities	(49,266)	—
Proceeds from sales, maturities and principal repayments of securities	2,689	6,614
Purchases of Federal Home Loan Bank stock	(45)	(799)
Net increase in loans	(44,059)	(67,620)
Additions to bank premises and equipment	(149)	(1,276)
Purchases of life insurance	(4,500)	—

Net cash used in investing activities	(95,984)	(61,596)

The accompanying notes are an integral part of these consolidated statements.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Nine Months Ended September 30, 2006 and 2005 (unaudited)

Dollar amounts in thousands	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in noninterest-bearing demand deposits	6,693	23,844
Net increase in interest-bearing deposits	39,853	67,867
Repayments of federal funds purchased	—	(475)
Repayments of Federal Home Loan Bank borrowings	—	(12,000)
Proceeds from repurchase agreement	30,000	—
Issuance of Trust Preferred Securities	—	5,155
Cash paid in lieu of fractional shares	(6)	(11)
Proceeds from exercise of stock options	511	315

Net cash provided by financing activities	77,051	84,695

Net increase (decrease) in cash and cash equivalents	(13,440)	25,927
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	38,367	5,695

CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,927	$31,622

SUPPLEMENTARY INFORMATION
Interest paid	$8,261	$4,876

Income taxes paid	$3,987	$2,527

The accompanying notes are an integral part of these consolidated statements.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

Note 1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

1st Centennial Bancorp (“the Company”) is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, and is headquartered in Redlands, California. The Company was incorporated in August 1999 and acquired 100% of the outstanding shares of 1st Centennial Bank (“the Bank”) in December 1999. The Bank operates six branches and three loan production offices, which provide commercial and consumer banking services and also a broad array of products and services throughout its operating areas in Southern California.

Basis of Presentation

The unaudited financial information included herein has been prepared in conformity with the accounting principles and practices disclosed in the consolidated financial statements, Note 1, included in the Company’s Annual Report on Form 10-K, as amended for the year ended December 31, 2005. The accompanying interim consolidated financial statements contained herein are unaudited. However, in the opinion of the Company, all adjustments, consisting of normal recurring items necessary for a fair presentation of the operating results for the periods shown, have been made. The results of operations for the three and nine months ended September 30, 2006 may not be indicative of operating results for the full year ending December 31, 2006. Certain prior year and prior quarter amounts have been reclassified to conform to current classifications.

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

Effective January 1, 2006, the Company began recording compensation expense associated with stock-based awards in accordance with SFAS No. 123R. Stock-based compensation expense was $398,000 during the first nine months of 2006. It is expected that stock-based compensation expense will increase in subsequent quarters, as additional stock options will have been granted.

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

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109”) which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is currently evaluating the potential impact of this interpretation.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but applies under other existing accounting pronouncements that require or permit fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and, therefore, should be determined based on the assumptions that market participants would use in pricing that asset or liability. SFAS No. 157 also establishes a fair value hierarchy that distinguishes between market participant assumptions developed based on market data obtained from independent sources and the Company’s own assumptions about market participant assumptions based on the best information available. SFAS No. 157 is effective for the Company on January 1, 2008 with earlier adoption permitted. The Company does not expect adoption to have a significant impact on the consolidated financial statements, results of operations or liquidity of the Company.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires employers to recognize the overfunded or underfunded status of defined benefit postretirement plans, other than multiemployer plans, as assets or liabilities on the balance sheet and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. The recognition and disclosure provisions of SFAS No. 158 are effective for the Company as of December 31, 2006. The Company does not expect adoption of SFAS No. 158, to have a significant impact on the consolidated financial statements, results of operations or liquidity of the Company.

In September 2006, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 06-4 (“EITF 06-4”), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires employers to recognize a liability for future benefits provided through endorsement split-dollar life insurance arrangements that extend into postretirement periods in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” or APB Opinion No. 12, “Omnibus Opinion — 1967.” The provisions of EITF 06-4 are effective for the Company on January 1, 2007 and are to be applied as a change in accounting principle either through a cumulative-effect adjustment to retained earnings or other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption; or through retrospective application to all prior periods. The Company is currently evaluating the financial statement impact of adoption of EITF 06-4.

In September 2006, the EITF reached a final consensus on Issue No. 06-5 (“EITF 06-5”), “Accounting for Purchase of Life Insurance—Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85-4”. EITF 06-5 requires that the cash surrender value and any amounts provided by the contractual terms of an insurance policy that are realizable at the balance sheet date be considered in determining the amount that could be realized under Technical Bulletin No. 85-4. The provisions of EITF 06-5 require (1) consideration of the effect of contractual restrictions that limit amounts that could be realized, (2) exclusion from the amount that could be realized of amounts recoverable at the discretion of the insurance company, (3) amounts that are recoverable by the policyholder in periods beyond one year from the surrender of the policy be discounted, and (4) an assumption that policies will be surrendered on an individual life—by—individual life basis. The provisions of EITF 06-5 are effective for the Company on January 1, 2007 and are to be applied as a change in accounting principle either through a cumulative-effect adjustment to retained earnings or other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption; or through retrospective application to all prior periods. The Company is currently evaluating the financial statement impact of adoption of EITF 06-5.

Note 3. EARNINGS PER SHARE2

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

The weighted average number of shares used in computing basic and diluted earnings per share is as follows:

Earnings per share calculation

For the three months ended September 30,

(In thousands, except per share amounts)

	2006			2005
	Net Income	Weighted average shares	Per share amount	Net Income	Weighted average shares	Per share amount
Basic earnings per share	$1,849	3,194	$0.58	$1,299	3,131	$0.41
Effect of dilutive shares:
assumed exercise of outstanding options	—	336	(0.06)	—	275	(0.03)
Diluted earnings per share	$1,849	3,530	$0.52	$1,299	3,406	$0.38

Earnings per share calculation

For the nine months ended September 30,

(In thousands, except per share amounts)

	2006			2005
	Net Income	Weighted average shares	Per share amount	Net Income	Weighted average shares	Per share amount
Basic earnings per share	$5,412	3,183	$1.70	$3,538	3,123	$1.13
Effect of dilutive shares:
assumed exercise of outstanding options	—	336	(0.16)	—	275	(0.09)
Diluted earnings per share	$5,412	3,519	$1.54	$3,538	3,398	$1.04

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

[2]	As adjusted to reflect the 50% stock distribution paid on April 3, 2006 to shareholders of record as of March 3, 2006.

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. When deemed necessary, the Company holds appropriate collateral supporting those commitments. Management does not anticipate any material losses as a result of these transactions.

The following table shows the amounts of total off-balance sheet commitments by category as of the dates indicated:

Off-Balance sheet commitments

	September 30, 2006	December 31, 2005
	(Dollars in Thousands)
Standby letters of credit	$2,826	$2,642
Undisbursed loans and lines of credit	219,057	193,672
Available credit card lines	2,861	2,090

Total off-balance sheet commitments	$224,744	$198,404

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion focuses primarily on the results of operations of the Company on a consolidated basis for the three and nine months ended September 30, 2006 and 2005, and the financial condition of the Company as of September 30, 2006 and December 31, 2005.

Management’s discussion and analysis is written to provide greater insight into the results of operations and the financial condition of the Company and its subsidiary. For a more complete understanding of the Company and its operations, reference should be made to the financial statements included in this report and in the Company’s 2005 Annual Report on Form 10-K, as amended.

Certain statements in this Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, possible future deteriorating economic conditions in the Company’s areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; risks of available-for-sale securities declining significantly in value as interest rates rise or issuer’s of such securities suffering financial losses; and regulatory risks associated with the variety of current and future regulations to which the Company is subject. All of these risks could have a material adverse impact on the Company’s financial condition, results of operations or prospects, and these risks should be considered in evaluating the Company. Segment reporting is not presented since the Company’s revenue is attributed to a single reportable segment. For additional information concerning these factors, refer to the Company’s Form 10-K for the year ended December 31, 2005, as amended.

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

As the Company adds new products and expands its geographic coverage, it increases the complexity of its loan portfolio. The Company will enhance its methodologies to keep pace with the size and complexity of the loan portfolio. Management might report a materially different amount for the provision for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management’s Discussion and Analysis section entitled “Financial Condition—Allowance for Loan Losses.” Although Management believes the level of the allowance as of September 30, 2006 was adequate to absorb losses inherent in the loan portfolio, a decline in the local economy may result in increasing losses that cannot reasonably be predicted at this time.

SUMMARY OF PERFORMANCE

Results of operations summary

Third quarter analysis. Net income for the quarter ended September 30, 2006 was $1.8 million, which is $550,000 or 42% higher than net income of $1.3 million for the same period in 2005. Basic and diluted earnings per share were $0.58 and $0.52 respectively, for the quarter ended September 30, 2006. This compares to $0.41 and $0.38 respectively, for the same period in 2005. Earnings per share calculations were adjusted to give retroactive effect to stock dividends and distributions, including the 50% stock distribution paid on April 3, 2006 to shareholders of record as of March 3, 2006. Return on average assets and return on average equity for the quarter ended September 30, 2006 were 1.46% and 18.92% respectively, as compared to 1.18% and 16.68% respectively, for the same period in 2005.

The primary drivers behind the variance in net income for the quarter ended September 30, 2006 relative to the same period in 2005 are as follows:

•	Net interest income before the provision for loan losses increased by $504,000 or 8%, primarily due to the increase in average total loans.

•	The provision for loan losses decreased $100,000 or 33%. The allowance for loan losses at September 30, 2006 was at 1.35% of total gross loans and was determined to be acceptable by management after our analysis.

•	Gains from the sale of loans decreased by $659,000 or 99.7% as a result of unanticipated personnel changes in the SBA department, which resulted in a temporary decrease in SBA loans sold during the third quarter of 2006 as compared to the same period in 2005.

•	During the first quarter of 2006, the Company updated and redesigned its Loan Production Commissions and Incentives Policy. As a result, commissions and incentives expense decreased $205,000. This reduction coupled with an increase in deferred loan origination costs applied against salary expense were the primary drivers behind the $561,000 or 20% decrease in salaries and employee benefits expense.

•	Marketing expense decreased $182,000 or 37%. The decrease in marketing expense was attributable to a decrease in public relations and advertising expenses.

•	Professional fees expense decreased $142,000 or 40% as a result of a decrease in legal and other professional fees expense. Expenses related to the compliance of the Sarbanes Oxley Act of 2002 decreased during the three months ended September 30, 2006 when compared to the same period in 2005.

•	The provision for income taxes increased $477,000 or 57% as a direct result of increased earnings for the quarter ended September 30, 2006 when compared to the same period in 2005.

Nine-month analysis. Net income for the first nine months of 2006 was $5.4 million, which is $1.9 million or 53% higher than net income of $3.5 million for the first nine months of 2005. Basic and diluted earnings per share were $1.70 and $1.54 respectively, for the first nine months of 2006. This compares to $1.13 and $1.04 respectively, for the first nine months of 2005. Earnings per share calculations were adjusted to give retroactive effect to stock dividends and distributions, including the 50% stock distribution paid on April 3, 2006 to shareholders of record as of March 3, 2006. Return on average assets and return on average equity for the nine months ended September 30, 2006 were 1.51% and 19.60% respectively, as compared to 1.17% and 15.96% respectively, for the same period in 2005. The increase in the return on average assets and return on average equity for the nine months ended September 30, 2006 when compared to the same period in 2005 is due in part, to the increase in interest income as a result of growth in average interest earning assets. Due to our strong business climate and loan demand, average interest-earning assets grew $69.3 million or 18%, from September 2005 to September 2006, primarily in non-real estate commercial loans and real estate construction and development loans.

The primary drivers behind the variance in net income for the first nine months of 2006 relative to the first nine months of 2005 are as follows:

•	Net interest income before the provision for loan losses increased by $1.7 million or 9%, primarily due to the increase in average total loans.

•	The provision for loan losses decreased $490,000 or 37%. As of September 30, 2006 net charge-offs were $359,000 compared to $456,000 for the same period in 2005. Despite the decrease in the provision, the allowance for loan losses as of September 30, 2006 and September 30, 2005 was 1.35% and 1.31% respectively, of total gross loans net of unearned income. Our analysis of the allowance for loan losses showed these amounts to be adequate given the risk of the loan portfolio.

•	Gains from the sale of loans decreased by $647,000 or 67% as a result of unanticipated personnel changes in the SBA department, which resulted in a temporary decrease in SBA loans sold during the first nine months of 2006 as compared to the same period in 2005.

•	Other income decreased $116,000 or 20%, primarily as a result of less fee income associated with participated loan activity during the first nine months of 2006 as compared to the same period in 2005.

•	During the first quarter of 2006, the Company updated and redesigned its Loan Production Commissions and Incentives Policy. As a result, commissions and incentives expense decreased $966,000. This reduction coupled with an increase in deferred loan origination costs applied against salary expense were the primary drivers behind the $1.5 million or 17% decrease in salaries and employee benefits expense.

•	Professional fees expense decreased $306,000 or 30%. Expenses related to the compliance of the Sarbanes Oxley Act of 2002 decreased during the first nine months of 2006 when compared to the same period in 2005, coupled with a decrease in staff recruiting expense.

•	The provision for income taxes increased $1.3 million or 58% as a direct result of increased earnings for the nine months ended September 30, 2006 when compared to the same period in 2005.

Financial Condition Summary

The Company’s total assets were $539.7 million at September 30, 2006, an increase of $83.5 million, or 18%, compared to total assets of $456.2 million at December 31, 2005. The most significant changes in the Company’s balance sheet during the first nine months of 2006 are outlined below:

•	The Company’s investment portfolio increased $46.6 million or 382% to $58.8 million. During the third quarter of 2006, the Company entered into a $30 million repurchase agreement that included an interest rate floor to mitigate interest rate risk in a declining rate environment. The repurchase agreement is collateralized by the purchase of a $30 million FNMA U.S. agency security. In addition, the Company added approximately $11.7 million in federal agency mortgage-backed securities, however such securities had a net increase of $9.0 million due to principal paydowns. Obligations of states and local government securities increased $7.6 million as the Company took advantage of relative value in that sector.

•	Net loans increased $44.6 million or 12% from December 31, 2005. Strong loan demand in the Company’s market areas contributed to the increase in net loans.

•	Noninterest-bearing demand deposits increased $6.7 million or 6% from December 31, 2005. During the third quarter of 2006 the Company launched a noninterest bearing deposit sales campaign. As of September 30, 2006 the Bank was able to attract approximately $1.7 million in new noninterest bearing deposits. The campaign, new deposit relationships established prior to the campaign, and an increase in deposits with our existing customers, were the primary contributors to the increase in noninterest-bearing demand deposits.

•	Interest-bearing deposits increased $39.9 million or 14% from December 31, 2005. The increase in interest-bearing deposits was primarily the result of the Company’s continued emphasis to attract new customers, coupled with additional brokered certificates of deposit acquired to support our loan growth.

•	Nonaccrual loans at September 30, 2006 increased $2.7 million to $3.7 million, from $994,000 at December 31, 2005 due to the addition of five commercial loans totaling $3.0 million, of which $2.5 million was attributed to one commercial loan. The Company establishes a plan with each borrower that falls into nonaccrual status that is based on receiving payments, however, it is uncertain whether such a plan will prove to be successful.

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

Third quarter analysis. The Company’s net interest margin as of the quarter ended September 30, 2006 was 5.93% compared to 6.31% for the same period in 2005. The increase in rates paid for money market deposits, time deposits, subordinated notes payable to subsidiary trusts, coupled with the increase in the average balances of these liabilities and the addition of the repurchase agreement, were the major contributors toward compressing our net interest margin. For the quarter ended September 30, 2006 as compared to the quarter ended September 30, 2005 the percentage of total average interest-bearing deposits represented by money market deposits, changed to 50% from 42% and the percentage of total average borrowings represented by subordinated notes payable to subsidiary trusts changed to 74% from 37%.

For the quarter ended September 30, 2006, total interest earning assets averaged $470.6 million, which represented an increase of $60.1 million or 15%, as compared to $410.5 million for the same period in 2005. This increase is primarily attributable to the increases in loans as a result of our strong business climate and loan demand and investments as a result of the Company’s strategic plan to rebalance the balance sheet and invest excess liquidity in securities, while managing its loan demand. Total interest-bearing deposits and other interest-bearing liabilities averaged $350.7 million, which represented an increase of $58.3 million or 20%, as compared to $292.4 million for the same period in 2005. This increase is primarily attributable to the increases in money market deposit accounts and time deposits of $100,000 or more. There were no Federal Home Loan Bank borrowings outstanding during the quarter ended September 30, 2006 compared to an average of $22.9 million for the same period in 2005 while average federal funds sold increased $8.0 million for the quarter ended September 30, 2006.

The Company reported total interest income of $10.3 million for the quarter ended September 30, 2006, which represented an increase of $1.8 million or 21%, over total interest income of $8.5 million for the same period in 2005. The increase is primarily the result of increases in interest and fees on loans of approximately $1.4 million that resulted from an increase of $34.8 million in average loans as of the quarter ended September 30 2006, as compared to the same period in 2005.

The Company reported total interest expense of $3.3 million for the quarter ended September 30, 2006, which represented an increase of $1.3 million or 66%, over total interest expense of $2.0 million for the same period in 2005. This increase is primarily attributable to the increases of $55.8 million in the average balance of money market deposit accounts and $15.1 million in the average balance of time deposits of $100,000 or more.

For the quarter ended September 30, 2006, net interest income before provision for loan losses was $7.0 million, which represents an increase of $504,000 or 8%, over net interest income before provision for loan losses of $6.5 million for the same period in 2005. The increase in net interest income for the quarter ended September 30, 2006 as compared to 2005 was primarily due to the increase in average total loans.

Nine-month analysis. The Company’s year-to-date net interest margin as of September 30, 2006 was 6.16% compared to 6.70% for the same period in 2005. The increase in rates paid for money market deposits, time deposits and subordinated notes payable to subsidiary trusts, coupled with the increase in the average balance on these liabilities, were the major contributors toward compressing our net interest margin. From September 30, 2005 to September 30, 2006 the percentage of total average deposits represented by money market deposits changed to 50% from 39%. The shift in this average deposit mix also contributed to the reduction of the net interest margin in the first nine months of 2006 versus 2005.

For the first nine months of 2006, total interest-earning assets averaged $448.8 million, which represented an increase of $69.3 million or 18%, as compared to $379.5 million for the same period in 2005. This increase is primarily attributable to the increase in loans as a result of our strong business climate and loan demand. Total interest-bearing deposits and other interest-bearing liabilities averaged $333.1 million, which represented an increase of $62.6 million or 23%, as compared to $270.5 million for the same period in 2005. This increase is primarily attributable to the increase in money market deposit and time deposit accounts. There were no Federal Home Loan Bank borrowings outstanding during the nine months ended September 30, 2006 compared to an average of $29.2 million for the same period in 2005 while average federal funds sold increased $16.5 million. The overall increase in deposits has helped maintain the Company’s liquidity position during 2006.

The Company reported total interest income of $29.1 million for the nine months ended September 30, 2006, which represented an increase of $5.2 million or 22%, over total interest income of $23.9 million for the same period in 2005. The increase is primarily the result of increases in interest and fees on loans of approximately $4.4 million that resulted from an increase of $50.1 million in average loans as of September 30, 2006, as compared to the same period in 2005.

The Company reported total interest expense of $8.5 million for the nine months ended September 30, 2006, which represented an increase of $3.6 million or 73%, over total interest expense of $4.9 million for the same period in 2005. This increase is primarily attributable to an increase in the average balance of money market deposit and time deposit accounts.

For the nine months ended September 30, 2006, net interest income before provision for loan losses was $20.7 million, which represented an increase of $1.7 million or 9%, over net interest income before provision for loan losses of $19.0 million for the same period in 2005. The increase in net interest income for the first nine months of 2006 as compared to 2005 was primarily due to the increase in average total loans.

The following tables show the average interest-earning assets and interest-bearing liabilities; the amount of interest income or interest expense; and the average yield or rate for each category of interest-earning assets and interest- bearing liabilities and the net interest margin (net interest income divided by average earning assets) for the periods indicated.

Distribution, Yield and Rate Analysis of Net Interest Income

	For the Three Months Ending September 30,
	2006			2005
	Average Balance	Interest Income/ Expense	Average[3] Rate/Yield	Average Balance	Interest Income/ Expense	Average[3] Rate/Yield
	(Dollars in Thousands)
Interest-earning Assets:
Federal funds sold	$17,030	$224	5.22%	$9,057	$80	3.50%
Interest-bearing deposits in financial institutions	2,614	29	4.40%	2,613	32	4.86%
Investment securities:[4]
Taxable	21,376	279	5.18%	10,549	100	3.76%
Non-taxable	10,351	110	4.22%	3,861	41	4.21%

Total investments	51,371	642	4.96%	26,080	253	3.85%
Loans[5]	419,268	9,696	9.17%	384,487	8,265	8.53%

Total interest-earning assets	$470,639	10,338	8.71%	$410,567	8,518	8.23%

Interest-bearing Liabilities:
Interest-bearing deposits
Interest-bearing demand deposits	$24,617	24	0.39%	$21,490	13	0.24%
Money market deposits	164,114	1,498	3.62%	108,349	673	2.46%
Savings deposits	18,566	53	1.13%	23,118	47	0.81%
Time deposits $100,000 or greater	78,922	894	4.49%	63,816	533	3.31%
Other time deposits	39,642	369	3.69%	39,430	301	3.03%

Total interest-bearing deposits	325,861	2,838	3.46%	256,203	1,567	2.43%

FHLB borrowings	—	—	0.00%	22,886	190	3.29%
Repurchase agreement	6,522	94	5.72%	—	—	0.00%
Subordinated notes payable to subsidiary trusts	18,306	376	8.15%	13,319	235	7.00%

Total borrowings	24,828	470	7.51%	36,205	425	4.66%

Total interest-bearing liabilities	$350,689	3,308	3.74%	$292,408	1,992	2.70%

Net interest income		$7,030			$6,526

Net interest margin[6]			5.93%			6.31%

Distribution, Yield and Rate Analysis of Net Interest Income

	For the Nine Months Ending September 30,
	2006			2005
	Average Balance	Interest Income/ Expense	Average[3] Rate/Yield	Average Balance	Interest Income/ Expense	Average[3] Rate/Yield
	(Dollars in Thousands)
Interest-earning Assets:
Federal funds sold	$21,501	$776	4.83%	$5,015	$122	3.25%
Interest-bearing deposits in financial institutions	2,462	88	4.78%	3,051	105	4.60%
Investment securities:[4]
Taxable	12,953	475	4.90%	12,649	351	3.71%
Non-taxable	6,898	220	4.26%	3,872	124	4.28%

Total investments	43,814	1,559	4.76%	24,587	702	3.82%
Loans[5]	405,009	27,570	9.10%	354,895	23,206	8.74%

Total interest-earning assets	$448,823	29,129	8.68%	$379,482	23,908	8.42%

Interest-bearing Liabilities:
Interest-bearing deposits
Interest-bearing demand deposits	$26,364	69	0.35%	$20,219	36	0.24%
Money market deposits	157,411	3,926	3.33%	88,491	1,342	2.03%
Savings deposits	21,842	169	1.03%	23,620	130	0.74%
Time deposits $100,000 or greater	68,446	2,092	4.09%	57,678	1,321	3.06%
Other time deposits	38,549	1,034	3.59%	37,202	769	2.76%

Total interest-bearing deposits	312,612	7,290	3.12%	227,210	3,598	2.12%

FHLB borrowings	—	—	0.00%	29,161	632	2.90%
Federal funds purchased	—	—	0.00%	947	19	2.68%
Repurchase agreement	2,198	94	5.72%	—	—	0.00%
Subordinated notes payable to subsidiary trusts	18,306	1,071	7.82%	13,207	645	6.53%

Total borrowings	20,504	1,165	7.60%	43,315	1,296	4.00%

Total interest-bearing liabilities	$333,116	8,455	3.39%	$270,525	4,894	2.42%

Net interest income		$20,674			$19,014

Net interest margin[6]			6.16%			6.70%

[3]	Average rates/yields for these periods have been annualized using actual days.

[4]	Yields on securities have not been adjusted to a tax equivalent basis because the impact is not material.

[5]	Loans are gross, which excludes the allowance for loan losses, and net of deferred fees. Nonaccrual loans are included in the table for computation purposes, but the foregone interest on such loans is excluded.

[6]	Net interest income as a percentage of average interest-earning assets.

The following table shows a rate and volume analysis for changes in interest income, interest expense, and net interest income for the periods indicated.

Rate7/Volume Analysis of Net Interest Income

	Three Months Ended September 30, 2006 vs. 2005			Nine Months Ended September 30, 2006 vs. 2005
	Increases (Decreases) Due to			Increases (Decreases) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in Thousands)
Increase (Decrease) in Interest Income:
Federal funds sold	$70	$74	$144	$401	$253	$654
Interest-bearing deposits in financial institutions	—	(3)	(3)	(20)	3	(17)
Investment securities:[8]
Taxable	103	76	179	8	116	124
Non-taxable	69	—	69	97	(1)	96
Loans[9]	748	683	1,431	3,277	1,087	4,364

Total	$990	$830	$1,820	$3,763	$1,458	$5,221

Increase (Decrease) in Interest Expense:
Interest-bearing demand deposits	$2	$9	$11	$11	$22	$33
Money market deposits	346	479	825	1,045	1,539	2,584
Savings deposits	(9)	15	6	(10)	49	39
Time deposits $100,000 or greater	126	235	361	247	524	771
Other time deposits	2	66	68	28	237	265
FHLB borrowings	(190)	—	(190)	(632)	—	(632)
Federal funds purchased	—	—	—	(19)	—	(19)
Repurchase agreement	—	94	94	—	94	94
Subordinated notes payable to subsidiary trusts	88	53	141	249	177	426

Total	$365	$951	$1,316	$919	$2,642	$3,561

Total change in net interest income	$625	$(121)	$504	$2,844	$(1,184)	$1,660

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

The provision for loan losses totaled $820,000 for the nine months ended September 30, 2006. This represented a decrease of $490,000 or 37% when compared to $1.3 million for the same period in 2005. As of September 30, 2006 net charge-offs were $359,000 compared to $456,000 for the same period in 2005. Despite the decrease in the provision, the allowance for loan losses as of September 30, 2006 and September 30, 2005 was 1.35% and 1.31% respectively, of total gross loans net of unearned income. Our analysis of the allowance for loan losses showed these amounts to be adequate given the risk of the loan portfolio.

[7]	Rates for these periods on which calculations are based have been annualized using actual days.

[8]	Yields on securities have not been adjusted to a tax equivalent basis because the impact is not material.

[9]	Loans are gross, which excludes the allowance for loan losses, and net of deferred fees. Nonaccrual loans are included in the table for computation purposes, but the foregone interest on such loans is excluded.

NONINTEREST INCOME

Noninterest income for the Company includes customer service fees, gains from sale of loans, increases in the cash surrender value of life insurance policies, broker fee income, conduit loan referral income and other miscellaneous income. The revenue from conduit loan referral income is referral or brokerage fee income. The loans are never recorded on the Company’s books; therefore, the recognized income is not recorded as gain on the sale of loans. The loans are packaged and referred to other lenders. The Company recognizes noninterest income as a result of the referral.

Third quarter analysis. Noninterest income totaled $589,000 for the quarter ended September 30, 2006. This represented a decrease of $596,000, or 50% when compared to $1.185 million for the same period in 2005.

The decrease in noninterest income was primarily attributable to the decrease in gains from the sale of SBA loans of $659,000 or 99.7% as a result of unanticipated personnel changes in the SBA department, which resulted in a temporary decrease in SBA loans sold during the third quarter of 2006 as compared to the same period in 2005.

For the quarter ended September 30, 2006 as compared to 2005, noninterest income as an annualized percentage of average earning assets decreased to 0.50% from 1.15%.

Nine-month analysis. Noninterest income totaled $2.403 million for the nine months ended September 30, 2006. This represented a decrease of $817,000, or 25% when compared to $3.220 million for the same period in 2005.

The decrease in noninterest income was attributable to the decrease in gains from the sale of SBA loans of $647,000 as a result of unanticipated personnel changes in the SBA department, which resulted in a temporary decrease in SBA loans sold during the first nine months of 2006 as compared to the same period in 2005. It is the Company’s intention to increase noninterest income by increasing the volume of SBA loan sales in the future, however, it is uncertain whether such an increase will occur. The decrease of $136,000 in other miscellaneous income was primarily the result of less fee income associated with participated loan activity during the first nine months of 2006 as compared to the same period in 2005.

For the nine months ended September 30, 2006 as compared to 2005, noninterest income as an annualized percentage of average earning assets decreased to 0.72% from 1.13%.

The following tables set forth components of the Company’s noninterest income for the periods indicated and expresses the amounts as a percentage of total noninterest income:

Noninterest Income

	For the Three Months Ended September 30,
	2006		2005
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Customer service fees	$303	51.44%	$342	28.86%
Gains from sale of loans	2	0.34%	661	55.78%
Increase in cash surrender value of life insurance	140	23.77%	68	5.74%
Broker fee income	18	3.06%	57	4.81%
Conduit loan referral income	80	13.58%	17	1.43%
Other miscellaneous income	46	7.81%	40	3.38%

Total noninterest income	$589	100.00%	$1,185	100.00%

As a percentage of average earning assets (annualized)		0.50%		1.15%

Noninterest Income

	For the Nine Months Ended September 30,
	2006		2005
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Customer service fees	$988	41.11%	$1,017	31.59%
Gains from sale of loans	319	13.28%	966	30.00%
Increase in cash surrender value of life insurance	321	13.36%	198	6.15%
Broker fee income	79	3.29%	182	5.65%
Conduit loan referral income	638	26.55%	663	20.59%
Other miscellaneous income	58	2.41%	194	6.02%

Total noninterest income	$2,403	100.00%	$3,220	100.00%

As a percentage of average earning assets (annualized)		0.72%		1.13%

NONINTEREST EXPENSE

Noninterest expense for the Company includes salaries and employee benefits, net occupancy and equipment expense, marketing expense, data processing and professional fees, and other operating expenses.

Third quarter analysis. Noninterest expense totaled $4.249 million for the quarter ended September 30, 2006. This represented a decrease of $1.019 million, or 19% when compared to $5.268 million for the same period in 2005. The decrease in noninterest expense was primarily due to decreases of $561,000, $182,000 and $142,000 in salaries and employee benefits, marketing expense and professional expense, respectively.

During the first quarter of 2006, the Company updated and redesigned its Loan Production Commissions and Incentives Policy. As a result, commissions and incentives expense decreased $205,000. Additional declines are expected for the remainder of the year due to this policy change. This reduction coupled with an increase in deferred loan origination costs offset in salary expense were the major contributors in the reduction of salaries and employee benefits expense of $561,000. Marketing expense decreased $182,000 as a result of a decrease in advertising expenses. Professional fees expense decreased $142,000 as a result of a decrease in legal and other professional fees expense. Expenses related to the compliance of the Sarbanes Oxley Act of 2002 decreased during the three months ended September 30, 2006 when compared to the same period in 2005.

For the quarter ended September 30, 2006 as compared to 2005, noninterest expense as an annualized percentage of average earning assets decreased to 3.58% from 5.09%.

Nine-month analysis. Noninterest expense totaled $13.290 million for the nine months ended September 30, 2006. This represented a decrease of $1.839 million, or 12% when compared to $15.129 million for the same period in 2005. The decrease in noninterest expense was primarily due to decreases of $1.523 million and $306,000 in salaries and employee benefits and professional fees expense, respectively.

During the first quarter of 2006, the Company updated and redesigned its Loan Production Commissions and Incentives Policy. As a result, commissions and incentives expense decreased $966,000. Additional declines are expected for the remainder of the year due to this policy change. This reduction coupled with an increase in deferred loan origination costs offset in salary expense were the major contributors in the reduction of salaries and employee benefits expense of $1.523 million. Professional fees expense decreased $306,000. Expenses related to the compliance of the Sarbanes Oxley Act of 2002 decreased in during the first nine months of 2006 when compared to the same period in 2005, coupled with a decrease in staff recruiting expense.

For the nine months ended September 30, 2006 as compared to 2005, noninterest expense as an annualized percentage of average earning assets decreased to 3.96% from 5.33%. This decrease is reflective of Management’s continuing efforts to control overhead expenses.

The following tables set forth components of the Company’s noninterest expense for the periods indicated and express the amounts as a percentage of total noninterest expense:

Noninterest Expense

	For the Three Months Ended September 30,
	2006		2005
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Salaries and employee benefits	$2,302	54.16%	$2,863	54.35%
Net occupancy expense	551	12.97%	544	10.33%
Marketing	310	7.30%	492	9.34%
Data processing fees	223	5.25%	258	4.90%
Professional fees	217	5.11%	359	6.81%
Postage, telephone, supplies	129	3.04%	154	2.92%
Directors’ fees	54	1.27%	60	1.14%
Other operating expense	463	10.90%	538	10.21%

Total noninterest expense	$4,249	100.00%	$5,268	100.00%

As a percentage of average earning assets (annualized)		3.58%		5.09%

Noninterest Expense

	For the Nine Months Ended September 30,
	2006		2005
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Salaries and employee benefits	$7,254	54.58%	$8,777	58.02%
Net occupancy expense	1,673	12.59%	1,474	9.74%
Marketing	1,126	8.47%	1,110	7.34%
Data processing fees	611	4.60%	740	4.89%
Professional fees	706	5.31%	1,012	6.69%
Postage, telephone, supplies	413	3.11%	434	2.87%
Directors’ fees	165	1.24%	179	1.18%
Other operating expense	1,342	10.10%	1,403	9.27%

Total noninterest expense	$13,290	100.00%	$15,129	100.00%

As a percentage of average earning assets (annualized)		3.96%		5.33%

PROVISION FOR INCOME TAXES

The Company sets aside a provision for income taxes on a monthly basis. This tax provision was $3.6 million for the first nine months of 2006 and $2.3 million for the first nine months of 2005, representing 39.6% and 38.9%, respectively, of pre-tax income for those periods. The amount of the tax provision is determined by applying the Company’s statutory income tax rates to pre-tax book income, adjusted for permanent differences between pre-tax book income and actual taxable income. Such permanent differences include but are not limited to tax-exempt interest income, increases in the cash surrender value of bank-owned life insurance, compensation expense on incentive stock options and certain other expenses that are not allowed as tax deductions, and tax credits.

FINANCIAL CONDITION

GENERAL

The Company’s total assets were $539.7 million at September 30, 2006, an increase of $83.5 million, or 18%, compared to total assets of $456.2 million at December 31, 2005. Investment securities, available for sale increased $46.6 million or 382% to $58.8 million at September 30, 2006 as compared to $12.2 million at December 31, 2005. Nearly as substantial was the increase in total net loans of $44.5 million, or 12%, to $425.7 million at September 30, 2006 as compared to $381.2 million at December 31, 2005. Total deposits at September 30, 2006 were $447.8 million, which represented an increase of $46.5 million, or 12% from total deposits of $401.3 million at December 31, 2005. The increase was primarily in interest-bearing deposits, which increased $39.8 million or 14% to $335.0 million at September 30, 2006 compared to $295.2 million at December 31, 2005. Noninterest bearing demand deposits increased $6.7 million or 6% to $112.8 million at September 30, 2006 compared to $106.1 million at December 31, 2005. The major components of the Company’s balance sheet are individually analyzed below, along with off-balance sheet information.

LOANS

Total gross loans were $432.8 million at September 30, 2006 as compared to $388.5 million at December 31, 2005. Total gross loans increased by $44.3 million, or 11% for the first nine months of 2006. Total gross loans represented 80% and 85% of total assets at September 30, 2006 and December 31, 2005, respectively. Real estate loans, which includes construction and development loans increased $26.2 million or 12% during the first nine months of 2006 and represented approximately 59% of the total loan growth of $44.3 million. This was due to the continuing strong demand for affordable housing in our market areas. Commercial loans increased $16.6 million or 11% during the first nine months of 2006 due to the continued success of our business development efforts in and around the marketplaces the Company serves.

LOANS HELD FOR SALE

The Company actively generates Small Business Administration (SBA) loans as part of its primary operating activity of making loans. The guaranteed portion of each individual loan is sold on the secondary market simultaneously with the booking, and therefore the Company has no inventory “held-for-sale,” unlike some institutions that warehouse loans to sell as “pools.” The Company retains the unguaranteed portion of the SBA loans. The total gain on sale of loans was $319,000 or 1.0% of total interest and noninterest income as of September 30, 2006 and $966,000 or 3.6% of total interest and noninterest income as of September 30, 2005. The Company reported the gain on sale of loans as operating activities on the Statement of Cash Flows.

The following table shows the amounts of total loans outstanding by category as of the dates indicated:

Loan Portfolio Composition

	September 30, 2006		December 31, 2005
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Real estate loans:
Construction and development	$168,875	39.02%	$137,292	35.34%
Residential loans	3,091	0.71%	3,440	0.89%
Commercial and multi-family	79,813	18.44%	84,813	21.83%
Commercial loans	167,766	38.77%	151,207	38.91%
Consumer loans	4,446	1.03%	2,784	0.72%
Equity lines of credit	7,087	1.64%	7,644	1.97%
Credit card and other loans	1,674	0.39%	1,304	0.34%

Total gross loans	432,752	100.00%	388,484	100.00%

Less:
Unearned income	(1,189)		(1,955)
Allowance for loan losses	(5,837)		(5,376)

Total net loans	$425,726		$381,153

NONPERFORMING ASSETS

Nonperforming assets include loans for which interest is no longer accruing, loans 90 or more days past due, restructured loans and other real estate owned.

The Company’s policy is to recognize interest income on an accrual basis unless the full collectibility of principal and interest is uncertain. Loans that are delinquent 90 days or more, unless well secured and in the process of collection, are placed on nonaccrual status and on a cash basis, and previously accrued but uncollected interest is reversed against current income. Thereafter, income is recognized only as it is collected in cash. Collectibility is determined by considering the borrower’s financial condition, cash flow, quality of management, the existence of collateral or guarantees and the state of the local economy. The Company establishes a plan with each borrower that falls into nonaccrual status that is based on receiving payments, however, it is uncertain whether such a plan will prove to be successful.

December 31, 2005 to September 30, 2006 analysis. Nonaccrual loans at September 30, 2006 increased $2.7 million to $3.7 million, from $994,000 at December 31, 2005, and represented 1.12% and 0.26% of total gross loans, respectively. The increase was primarily attributable to the addition of five commercial loans totaling $3.0 million of which, $2.5 million was attributed to one commercial loan. There was also an addition of one commercial and multi-family loan totaling $375,000. The additions were offset by the payoff of three commercial loans totaling $330,000. There were two commercial loans charged-off totaling $119,000 and three commercial loans with principal paydowns totaling $172,000.

September 30, 2005 to September 30, 2006 analysis. Nonaccrual loans at September 30, 2006 increased $3.3 million to $3.7 million, from $383,000 at September 30, 2005, and represented 1.12% and 0.10% of total gross loans, respectively. The increase was primarily attributable to the addition of six commercial loans totaling $3.3 million of which, $2.5 million was attributed to one commercial loan. There was also an addition of one commercial and multi-family loan totaling $375,000. The additions were offset by the payoff of two commercial loans totaling $183,000. There were two commercial loans charged-off totaling $154,000 and two commercial loans with principal paydowns totaling $33,000.

The following table provides information with respect to the components of the Company’s nonperforming assets as of the dates indicated:

Nonperforming Assets

	September 30, 2006	December 31, 2005	September 30, 2005
	(Dollars in Thousands)
Nonaccrual loans:[10]
Real estate loans:
Construction and development	$—	$—	$—
Residential loans	—	—	—
Commercial and multi-family	375	—	—
Commercial loans	3,352	994	357
Consumer loans	—	—	—
Equity lines of credit	—	—	—
Credit card and other loans	—	—	25

Total nonaccrual loans	3,727	994	382

Loans 90 days or more past due (as to principal or interest) and still accruing:
Real estate loans:
Construction and development	—	—	—
Residential loans	18	—	—
Commercial and multi-family	237	—	—
Commercial loans	831	—	—
Consumer loans	—	—	—
Equity lines of credit	—	—	—
Credit card and other loans	—	—	—

Total loans 90 days or more past due and still accruing	1,086	—	—

Restructured loans[11]	—	—	—

Total nonperforming loans	4,813	994	382
Other real estate owned	—	—	—

Total nonperforming assets	$4,813	$994	$382

Nonperforming loans as a percentage of total loans[12]	1.12%	0.26%	0.10%
Nonperforming assets as a percentage of total loans and other real estate owned	1.12%	0.26%	0.10%
Allowance for loan losses to nonperforming loans	121.28%	540.85%	1,306.54%
Allowance for loan losses	$5,837	$5,376	$4,991

[10]	During the nine months ended September 30, 2006, no income related to these loans was included in net income. Additional interest income of approximately $27,000, would have been recorded for the nine months ended September 30, 2006 if these loans had been paid or accrued in accordance with their original terms and had been outstanding throughout the applicable period then ended or, if not outstanding throughout the applicable period then ended, since origination.

[11]	Restructured loans are loans where the terms are renegotiated to provide a reduction or deferral of interest or principal due to deterioration in the financial position of the borrower.

[12]	Total loans are gross loans, which excludes the allowance for loan losses, and net of deferred fees.

ALLOWANCE FOR LOAN LOSSES

Arriving at an appropriate level of an allowance for loan losses involves a high degree of judgment. Our allowance for loan losses provides for probable losses based upon an evaluation of known and inherent risks in the loan portfolio. The determination of the balance in the allowance for loan losses is based on an analysis of the loans receivable portfolio using a systematic methodology that reflects an amount that, in our judgment, is adequate to provide for probable loan losses inherent in the portfolio.

The allowance for loan losses totaled $5.8 million at September 30, 2006 compared to $5.4 million at December 31, 2005 and as a percentage of total loans outstanding was 1.35% and 1.39%, respectively. The process for monitoring the adequacy of the allowance, as well as supporting documentation regarding the allowance follows.

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

Two primary forms of analysis are used as tools to determine the adequacy of the ALL. The Portfolio Risk Analysis takes into consideration key components of the aggregate loan portfolio and selected risk weight factors are used based on the perceived risk associated with each loan category. Heavier weight factors are assigned to delinquent loans and adversely risk rated loans. Adversely classified loans (loans rated special mention, substandard and doubtful) are assessed for the proper amount to be used in determining the adequacy of the ALL. The other categories have formulae used to determine the needed allowance amount. Special circumstances are identified and a selected risk factor prescribed to allocate an appropriate portion of the reserve to mitigate that specific risk. For example, because of the high concentration of construction loans, a construction concentration risk has been established as one of the components of the ALL methodology.

Another analytical tool used is a Migration Analysis. This tool tracks loan losses and recoveries over reasonable time horizons to determine a level of ALL based on historical loss history by loan category. This methodology is structured such that the amount allocated to the reserve is based on analysis of historical losses or other risk weight factors consistent with those utilized in the Portfolio Risk Analysis. This approach attempts to prevent an unreasonably low reserve level in the event actual loan loss history is low.

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

The aggregate loan portfolio risk ratings were stratified as follows for the period indicated:

	Pass/ Homogeneous:	Special Mention:	Substandard:	Doubtful:	Loss:	Total:
September 30, 2006	92.58%	6.34%	0.99%	0.09%	0.00%	100.00%

For the first nine months ended September 30, 2006 and 2005, the Company had net charge-offs of $359,000 and $456,000, respectively. Implicit in lending activity is the risk that losses will occur and that the amount of such loss will vary over time. In many cases Management exercises considerable judgment in determining the timing of the recognition of inherent losses with the objective to present a realistic presentation of the quality of the loan portfolio. Because of Management’s conservative timing of loss recognition, it is Management’s opinion that there could be a possibility of future recoveries, although no assurance can be given that this will occur.

Except for nonperforming assets, and impaired loans, Management is not aware of any loans as of September 30, 2006 for which known credit problems of the borrower would cause serious doubt as to the ability of such borrowers to comply with their present loan repayment terms. Management cannot, however, predict the extent to which the deterioration in general economic conditions, real estate values, increase in general rates of interest, changing financial conditions or business of a borrower may adversely affect a borrower’s ability to repay. The ratio of the allowance for loan losses to total loans was determined by Management to be adequate at September 30, 2006 and December 31, 2005.

The following table summarizes the activity in the Company’s allowance for loan losses for the periods indicated:

Allowance for Loan Losses

	September 30, 2006	December 31, 2005	September 30, 2005
	(Dollars in Thousands)
Balances:
Average total loans outstanding during period	$405,009	$362,231	$354,895

Total loans outstanding at end of period, net of unearned income	$431,563	$386,529	$380,883

Allowance for Loan Losses:
Balance at beginning of period	$5,376	$4,137	$4,137
Charge-offs:
Real estate loans:
Construction and development	—	—	—
Residential loans	—	—	—
Commercial and multi-family	—	—	—
Commercial loans	443	996	488
Consumer loans	—	2	—
Equity lines of credit	55	—	—
Credit card and other loans	4	10	9

Total charge-offs	502	1,008	497

Recoveries:
Real estate loans:
Construction and development	—	—	—
Residential loans	2	2	1
Commercial and multi-family	—	—	—
Commercial loans	138	105	40
Consumer loans	3	—	—
Equity lines of credit	—	—	—
Credit card and other loans	—	—	—

Total recoveries	143	107	41

Net (charge-offs) recoveries	(359)	(901)	(456)

Provision charged to operations	820	2,140	1,310

Allowance for loan losses balance, end of period	$5,837	$5,376	$4,991

Ratios:[13]
Net loan charge-offs to average total loans	0.09%	0.25%	0.13%
Allowance for loan losses to average total loans	1.44%	1.48%	1.41%
Allowance for loan losses to total loans at end of period	1.35%	1.39%	1.31%
Allowance for loan losses to total nonperforming loans	121.28%	540.85%	1,306.54%
Net loan (charge-offs) recoveries to allowance for loan losses at end of period	(6.15)%	(16.76)%	(9.14)%
Net loan (charge-offs) recoveries to provision for loan losses	(43.78)%	(42.10)%	(34.81)%

[13]	Total loans are gross loans, which excludes the allowance for loan losses, and net of deferred fees.

INVESTMENTS

The Company’s investment portfolio provides income to the Company and also serves as a source of liquidity. Total yield, risk and maturity are among the factors considered in building the investment portfolio. Pursuant to FASB 115, securities must be classified as “held to maturity,” “available for sale,” or “trading securities.” Those securities held in the “available for sale” category must be carried on the Company’s books at fair market value. At September 30, 2006 and December 31, 2005, 100% of the investment securities owned by the Company were classified as “Available for Sale.”

At September 30, 2006, the Company’s investment portfolio at fair value consisted of $30.0 million in U.S. government agency securities, $17.2 million in federal agency mortgage-backed securities and $11.6 million in obligations of states and local government securities for a total of $58.8 million. At December 31, 2005, the portfolio consisted of $8.2 million in federal agency mortgage-backed securities and $4.0 million in obligations of states and local government securities for a total of $12.2 million.

The Company’s investment portfolio increased $46.6 million or 382% to $58.8 million. During the third quarter of 2006, the Company entered into a $30 million repurchase agreement that included an interest rate floor to mitigate interest rate risk in a declining rate environment. The repurchase agreement is collateralized by the purchase of a $30 million FNMA U.S. agency security. In addition, the Company added approximately $11.7 million in federal agency mortgage-backed securities, however such securities had a net increase of $9.0 million due to principal paydowns. Obligations of states and local government securities increased $7.6 million as the Company took advantage of relative value in that sector. It is the Company’s intention and strategic plan to rebalance the balance sheet and invest excess liquidity in securities, while managing its loan demand.

The following table is a comparison of amortized cost and fair value of investment securities as of the dates indicated:

Investment Portfolio

	September 30, 2006				December 31, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in Thousands)
Available for Sale:
U.S. government agency securities	$30,000	$38	$—	$30,038	$—	$—	$—	$—
Federal agency mortgage-backed securities	17,256	58	(96)	17,218	8,242	51	(120)	8,173
Obligations of states and local government securities	11,338	260	—	11,598	3,937	98	—	4,035

Total	$58,594	$356	$(96)	$58,854	$12,179	$149	$(120)	$12,208

The Company also has investments in interest-bearing time certificates of deposit at other financial institutions totaling $3.0 million at September 30, 2006 and $2.3 million at December 31, 2005.

DEPOSITS

Total deposits increased $46.5 million, or 12%, to $447.8 million at September 30, 2006 from $401.3 million at December 31, 2005. Noninterest-bearing demand deposits increased $6.7 million or 6% at September 30, 2006 as compared to December 31, 2005. Interest bearing and money market deposit accounts increased $21.9 million, or 12% at September 30, 2006 as compared to December 31, 2005. Savings deposit accounts decreased $9.7 million or 35% at September 30, 2006 as compared to December 31, 2005. Time deposits of $100,000 or greater increased $26.6 million, or 44% at September 30, 2006 as compared to December 31, 2005, and other time deposits increased $1.1 million, or 3%. The overall increase in deposits has helped maintain the Company’s liquidity position during 2006.

During the third quarter of 2006 the Bank launched a noninterest-bearing deposit sales campaign. As of September 30, 2006 the Bank was able attract approximately $1.7 million in new noninterest-bearing deposits. The Campaign, new deposit relationships established prior to the campaign, and an increase in deposits with our existing customers, were the primary contributors to the increase in noninterest-bearing demand deposits from December 31, 2005 to September 30, 2006. The increase in interest-bearing and money market deposit accounts was primarily the result of the Company’s efforts to attract new customers. The increase in time deposits $100,000 or greater was primarily the result of additional brokered certificates of deposit acquired to support our loan growth.

Cost of funds

The Company’s cost of funds is calculated as total interest expense on interest-bearing deposits and other interest-bearing liabilities, annualized as a percentage of average interest-bearing deposits and other interest-bearing liabilities.

The rate paid on the Bank’s interest-bearing deposits increased to 3.12% for the nine months ended September 30, 2006 from 2.12% for the same period in 2005. For all interest bearing liabilities, the average rate for the nine months ended September 30, 2006 was 3.39% as compared to 2.42% for the same period in 2005. Market rate increases, coupled with the increase in rates paid on money market deposit accounts as a result of the Company’s efforts to attract new customers impacted the Company’s cost of funds.

From September 30, 2005 to September 30, 2006 the percentage of total average deposits represented by money market deposits changed to 38% from 27% while average noninterest-bearing demand deposits changed to 25% from 31%. The shift in this average deposit mix also contributed to the increased cost of funds in the first nine months of 2006 versus 2005.

The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated:

Average Deposits and Other Borrowings

	Nine Months Ended September 30, 2006		Nine Months Ended September 30, 2005
	Average Balance	Average[14] Rate	Average Balance	Average[14] Rate
	(Dollars in Thousands)
Demand deposits, noninterest bearing	$106,168	0.00%	$103,185	0.00%

Interest-bearing deposits:
Interest-bearing demand deposits	26,364	0.35%	20,219	0.24%
Money market deposits	157,411	3.33%	88,491	2.03%
Savings deposits	21,842	1.03%	23,620	0.74%
Time deposits $100,000 or greater	68,446	4.09%	57,678	3.06%
Other time deposits	38,549	3.59%	37,202	2.76%

Total interest-bearing deposits	312,612	3.12%	227,210	2.12%

FHLB borrowings	—	0.00%	29,161	2.90%
Federal funds purchased	—	0.00%	947	2.68%
Repurchase agreement	2,198	5.72%	—	0.00%
Subordinated notes payable to subsidiary trusts	18,306	7.82%	13,207	6.53%

Total deposits and other borrowings	$439,284	2.57%	$373,710	1.75%

Average rate excluding noninterest bearing demand deposits		3.39%		2.42%

The following table summarizes the composition of average deposits as a percentage of total average deposits for the periods indicated:

Percent of Total Average Deposit Composition

	September 30, 2006	September 30, 2005
	Percent of Total	Percent of Total
Demand deposits, noninterest bearing	25.35%	31.23%
Interest-bearing deposits:
Interest-bearing demand deposits	6.30%	6.12%
Money market deposits	37.58%	26.78%
Savings deposits	5.22%	7.15%
Time deposits $100,000 or greater	16.34%	17.46%
Other time deposits	9.21%	11.26%

Total average deposits	100.00%	100.00%

[14]	Rates for these periods on which calculations are based have been annualized using actual days.

The following table sets forth the scheduled maturities of time certificates of deposit accounts outstanding in amounts of $100,000 or more for the periods indicated:

	3 Months or Less	Over 3 Months Through 6 Months	Over 6 Months Through 12 Months	Over 12 Months	Total
	(Dollars in Thousands)
September 30, 2006	$30,279	$27,073	$19,311	$9,989	$86,652

December 31, 2005	$15,061	$11,100	$18,925	$15,007	$60,093

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

In order to augment liquidity, as of September 30, 2006 the Company has Federal Funds borrowing arrangements with five correspondent banks totaling $45.0 million, and a secured line of credit with the FHLB totaling approximately $35.1 million.

The Company’s liquidity ratio, with policy guidelines of “above 10%” is a measure of liquid assets to deposits, plus short-term liabilities, plus Federal Home Loan Bank borrowings due within one year, less pledged deposits for treasury tax and loan. On a consolidated basis, the liquidity ratio increased to 15.10% at September 30, 2006 from 14.98% at December 31, 2005. The Company also monitors its net non-core funding dependence ratio, with policy guidelines of “less than 25%”. The net non-core dependence ratio is a measure of non-core liabilities less short-term investments, divided by long-term earning assets. The ratio was 11.78% at September 30, 2006 and 7.08% at December 31, 2005.

The Company believes it is beneficial to take advantage of the earnings opportunity presented by current loan demand, and to make certain arrangements to ensure adequate liquidity. In order to enhance deposit growth, the Company has a plan in place to increase deposits by:

1)	Encouraging deposit relationships with all loan customers;

2)	A revised incentive program for business development officers to reward deposit growth;

3)	Hiring personnel whose primary focus is deposit growth;

4)	Advertising competitive deposit rates;

5)	Offering deposit promotions; and

6)	Buying brokered deposits and public funds to a limit of 15% of total deposits.

As of September 30, 2006, brokered deposits and public funds totaled $38.3 million and were 8.56% of total deposits.

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

The following table sets forth certain information with respect to the Company’s liquidity as of the periods indicated:

Liquidity

	September 30, 2006	December 31, 2005
	(Dollars in Thousands)
Cash and due from banks (net of FRB reserve requirement)	$13,724	$16,015
Federal funds sold	10,605	21,505
Interest-bearing deposits in financial institutions	3,037	2,334
Unpledged investment securities, available-for-sale	27,060	11,904
Stock investments, restricted at cost	1,665	1,620
Cash surrender value of life insurance	11,526	6,735

Total liquid assets	$67,617	$60,113

Liquidity ratio:
Percentage of ending deposits and short-term liabilities	15.10%	14.98%

Market Risk Management

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

Interest Rate Risk Management

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

The fundamental objective of the Company’s Management of its assets and liabilities is to maximize the economic value of the Company while maintaining adequate liquidity and an exposure to interest rate risk deemed by Management to be acceptable. Management believes an acceptable degree of exposure to interest rate risk results from the management of assets and liabilities through maturities, pricing and mix to attempt to neutralize the potential impact of changes in market interest rates. The Company’s profitability is dependent to a large extent upon its net interest income, which is the difference between its interest income on interest-earning assets such as loans and securities, and its interest expense on interest-bearing liabilities, such as deposits and borrowings. The Company, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets reprice differently than its interest-bearing liabilities, i.e., not at the same time, or to the same magnitude. The Company manages its mix of assets and liabilities with the goal of limiting its exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds. Interest income and interest expense are affected by general economic conditions and by competition in the marketplace. The Company’s interest and pricing strategies are driven by its asset/liability management analyses and by local market conditions.

In connection with the foregoing strategy, the Company studies the change in net interest income and net interest margin given immediate and parallel interest rate shocks over a 12-month horizon. The Company’s goal is to manage the effect of these changes within Board-established parameters of “less than a 15% change” for up/down 100 and 200 basis points. Shown below are possible changes to net interest income and the net interest margin based upon the model’s program under 100 and 200 basis point increases or decreases as of September 30, 2006:

Change (in Basis Points)	Net Interest Income (next twelve months)	Change in Net Interest Income	% Change in Net Interest Income	Net Interest Margin
(Dollars in Thousands)
+200	$29,979	$2,338	8.46%	6.68%
+100	28,822	1,181	4.27%	6.42%
0	27,641	—	0.00%	6.16%
– 100	26,508	(1,133)	(4.10%)	5.91%
– 200	25,351	(2,290)	(8.28%)	5.65%

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

CAPITAL RESOURCES

The Federal Reserve Board and the FDIC have both established guidelines to implement risk-based capital requirements. Falling below minimum established levels might limit a bank or bank holding company from certain activities. Failure to satisfy applicable guidelines may also subject a banking institution to a variety of enforcement actions by federal regulatory authorities.

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

Total shareholders’ equity was $39.9 million at September 30, 2006, compared to $33.4 million at December 31, 2005. The increase of $6.5 million, or 19% during the first nine months of 2006 was primarily due to $5,412,000 in year-to-date net income, $398,000 credited to capital in relation to compensation expense associated with the issuance of stock options and the proceeds of $511,000 from the exercise of stock options.

The following table illustrates the capital and prompt corrective action guidelines applicable to the Company and the Bank, as well as their total risk-based capital ratios, Tier 1 capital ratios and leverage ratios as of the dates indicated:

	Actual Amount/Ratio		Minimum Capital Requirement Amount/Ratio		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions Amount/Ratio
As of September, 2006:

Total capital to risk-weighted assets:
The Company	$59,399	12.64%	$37,594	8.00%	$46,993	10.00%
The Bank	58,197	12.38%	37,607	8.00%	47,009	10.00%

Tier 1 capital to risk-weighted assets:
The Company	48,758	10.37%	18,807	4.00%	28,211	6.00%
The Bank	52,310	11.13%	18,800	4.00%	28,199	6.00%

Tier 1 capital to average assets:
The Company	48,758	9.77%	19,962	4.00%	24,953	5.00%
The Bank	52,310	10.49%	19,947	4.00%	24,933	5.00%

As of December 31, 2005:

Total capital to risk-weighted assets:
The Company	$52,283	12.86%	$32,524	8.00%	$40,656	10.00%
The Bank	50,779	12.49%	32,525	8.00%	40,656	10.00%

Tier 1 capital to risk-weighted assets:
The Company	40,327	9.92%	16,261	4.00%	24,391	6.00%
The Bank	45,697	11.24%	16,262	4.00%	24,393	6.00%

Tier 1 capital to average assets:
The Company	40,327	9.02%	17,883	4.00%	22,354	5.00%
The Bank	45,697	10.21%	17,903	4.00%	22,379	5.00%

Of the Company’s $48.8 million of Tier 1 capital at September 30, 2006, $13.2 million consisted of Trust Preferred Securities. Trust Preferred Securities, up to the amount of 25% of Tier 1 capital, are considered to be Tier 1 capital for regulatory purposes, but classified as long-term debt in accordance with generally accepted accounting principles. The remaining $4.8 million of Trust Preferred Securities is included in Tier 2 capital.

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting or in other factors that occurred in the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the normal course of business, the Company from time to time is involved in claims and legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial condition or results of operation.

ITEM 1A.	RISK FACTORS

There has not been any material change in the risk factors disclosure from that contained in the Company’s 2005 Form 10-K for the fiscal year ended December 31, 2005, as amended.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibits

3.1	Articles of Incorporation of the Company[15]

3.2	Amendment to Articles of Incorporation of the Company filed May 5, 2000[16]

3.3	Amendment to Articles of Incorporation of the Company filed February 18, 2003[17]

3.4	Restated By-Laws of the Company[16]

10.1	Brea Branch Lease, dated September 20, 2000[18]

10.2	Form of Indemnification Agreement[18]

10.9	1st Centennial Bank Employee Stock Ownership Plan (with 401(k) provisions) dated August 1, 2004[19]

10.10	Amended and Restated Stock Incentive Plan[19]

10.11	Palomar Community Bank (now Escondido branch) lease dated April 15, 1987[20]

10.12	Indenture for Trust Preferred Securities dated July 11, 2002[21]

10.13	Amended and Restated Declaration of Trust for trust preferred securities dated July 11, 2002[22]

10.14	Guarantee Agreement for Trust Preferred Securities dated July 11, 2002[23]

10.15	Salary Continuation Agreement of Suzanne Dondanville, dated December 17, 2002[24]

10.16	Salary Continuation Agreement of Clifford Schoonover, dated December 17, 2002[25]

10.17	Amendment to Construction Department Lease dated August 28, 2002[26]

10.18	Commercial Lending Group Lease, dated December 23, 2002[27]

10.19	Palm Desert Branch Lease, dated November 13, 2002[28]

10.20	Amendment to Escondido Branch Lease, dated June 6, 2001[29]

[15]	Incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form S-4 dated October 20, 1999.

[16]	Incorporated by reference to the exhibit of the same number on Form 10-QSB for the quarter ended June 30, 2002.

[17]	Incorporated by reference to the exhibit of the same number on Form SB-2 dated March 13, 2003.

[18]	Incorporated by reference to the exhibit of the same number to the Company’s Registration Statement on Form SB-2 dated March 21, 2001.

[19]	Incorporated by reference to the exhibit of the same number on Form 10-KSB for the year ended December 31, 2004.

[20]	Incorporated by reference to exhibit 10.13 on Form 10-QSB for the fiscal quarter ended March 31, 2002.

[21]	Incorporated by reference to exhibit 10.14 on Form 10-QSB for the fiscal quarter ended September 30, 2002.

[22]	Incorporated by reference to exhibit 10.15 on Form 10-QSB for the fiscal quarter ended September 30, 2002.

[23]	Incorporated by reference to exhibit 10.16 on Form 10-QSB for the fiscal quarter ended September 30, 2002.

[24]	Incorporated by reference to exhibit 10.17 on Form SB-2 dated March 13, 2003.

[25]	Incorporated by reference to exhibit 10.18 on Form SB-2 dated March 13, 2003.

[26]	Incorporated by reference to exhibit 10.20 on Form SB-2 dated March 13, 2003.

[27]	Incorporated by reference to exhibit 10.21 on Form SB-2 dated March 13, 2003.

[28]	Incorporated by reference to exhibit 10.22 on Form 10-KSB for the year ended December 31, 2002.

[29]	Incorporated by reference to exhibit 10.23 on Form 10-KSB for the year ended December 31, 2002.

10.21	Amendment to Salary Continuation Agreement of Suzanne Dondanville dated December 17, 2002[30]

10.22	Amendment to Salary Continuation Agreement of Anne Elizabeth Sanders dated December 1, 2001[31]

10.23	Amendment to Salary Continuation Agreement of Clifford Schoonover dated December 17, 2002[32]

10.25	Indenture for Trust Preferred Securities dated January 15, 2004[33]

10.26	Amended and Restated Declaration of Trust for Trust Preferred Securities dated January 15, 2004[33]

10.27	Guarantee Agreement for Trust Preferred Securities dated January 15, 2004[33]

10.28	Amendment to Brea Branch Lease dated August 16, 2004[34]

10.29	Irwindale Branch Lease dated August 12, 2004[34]

10.30	Salary Continuation Agreement of Anne Elizabeth Sanders dated December 1, 2001[34]

10.31	Employment Agreement of Beth Sanders dated December 1, 2004[35]

10.32	Employment Agreement of Suzanne Dondanville dated December 1, 2004[35]

10.33	Temecula Branch Lease dated December 15, 2004[35]

10.34	Real Estate Department Lease dated November 30, 2000[35]

10.35	Indenture for Trust Preferred Securities dated September 28, 2005[36]

10.36	Amended and Restated Declaration of Trust for Trust Preferred Securities dated September 28, 2005[36]

10.37	Guarantee Agreement for Trust Preferred Securities dated September 28, 2005[36]

10.38	Salary Continuation Agreement of Thomas E. Vessey dated April 7, 2006[37]

10.39	Salary Continuation Agreement of John P. Lang dated April 7, 2006[37]

10.40	Form of Agreement between 1st Centennial Bank and Officers with respect to Death Benefit.[38]

21.1	Subsidiaries of 1st Centennial Bancorp[36]

31.1	Certification of Chief Executive Officer (Section 302 Certification)

31.2	Certification of Chief Financial Officer (Section 302 Certification)

32	Certification of Periodic Financial Report (Section 906 Certification)

[30]	Incorporated by reference to exhibit 10.24 on Form 10-KSB for the year ended December 31, 2003.

[31]	Incorporated by reference to exhibit 10.25 on Form 10-KSB for the year ended December 31, 2003.

[32]	Incorporated by reference to exhibit 10.26 on Form 10-KSB for the year ended December 31, 2003.

[33]	Incorporated by reference to the exhibit of the same number on Form 10-QSB for the quarter ended March 31, 2004.

[34]	Incorporated by reference to the exhibit of the same number on Form 10-QSB for the quarter ended September 30, 2004.

[35]	Incorporated by reference to the exhibit of the same number on Form 10-KSB for the year ended December 31, 2004.

[36]	Incorporated by reference to Form 10-Q for the quarter ended September 30, 2005.

[37]	Incorporated by reference to Exhibit 99.1 to current report on Form 8-K dated April 11, 2006.

[38]	Incorporated by reference to Exhibit 99.1 to current report on Form 8-K dated November 3, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of November 2006.

1ST CENTENNIAL BANCORP

/s/ Thomas E. Vessey
Thomas E. Vessey President and Chief Executive Officer

/s/ Beth Sanders
Beth Sanders Executive Vice President and Chief Financial Officer (Principal Financial Officer)