Form 10-K
period 2006-12-31
1ST CENTENNIAL BANCORP
filed 2007-03-09
CIK 1097081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

As of June 30, 2006, the last business day of Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $90.2 million, based on the closing price reported to the Registrant on that date of $35.00 per share. The number of shares of Common Stock of the registrant outstanding as of March 08, 2007 was 3,219,696.

Documents Incorporated by Reference: Portions of the definitive proxy statement for the 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 10-14.

PART I

ITEM 1.	BUSINESS

General

The Company

1st Centennial Bancorp (“the Company”) is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, and is headquartered in Redlands, California. We were incorporated in August 1999 and acquired 100% of the outstanding shares of 1st Centennial Bank (“the Bank”) in December 1999. In February 2003 the Company changed its name from Centennial First Financial Services to 1st Centennial Bancorp and the Bank changed its name from Redlands Centennial Bank to 1st Centennial Bank. Our principal offices are located at 218 East State Street, Redlands, California. Our telephone number is (909) 798-3611, and our website address is www.1stcent.com. In August 2001, we acquired Palomar Community Bank in Escondido, California. Palomar Community Bank was formerly a savings and loan association, which converted to a state-chartered commercial bank in November 1999. In May 2002, Palomar Community Bank was merged into 1st Centennial Bank, so that our principal subsidiary is now 1st Centennial Bank. Our only other subsidiaries are Centennial Capital Trust I, Centennial Capital Trust II and Centennial Capital Trust III, which were formed in July 2002, January 2004 and September 2005, respectively, solely to facilitate the issuance of capital trust pass-through securities. This additional regulatory capital is intended to allow us to stay on track with current expansion plans without any impairment of risk-based capital ratios. See Note 9 to Notes to Consolidated Financial Statements. We determined that raising capital through trust preferred securities was more economical than traditional stock offerings. The issuance of these trust preferred securities totaling $18 million has increased our overall funding costs. Pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities (VIE’s) (FIN 46),” these trusts are not reflected on a consolidated basis in our financial statements.

Our principal source of income is currently dividends from the Bank, but we intend to explore supplemental sources of income in the future. Our expenditures, including but not limited to the payment of dividends to shareholders, if and when declared by the Board of Directors, and the cost of servicing debt, will generally be paid from such payments made to us by the Bank.

As of December 31, 2006, the Company had total consolidated assets of $551.1 million, total consolidated net loans of $426.2 million, total consolidated deposits of $456.5 million and total consolidated Shareholders’ equity of $42.2 million. Our liabilities include $18.3 million in subordinated notes payable to subsidiary trusts due our trust subsidiaries. The liability is related to capital trust pass-through securities issued by those entities

The Bank

The Bank is an independent California state-chartered bank, which commenced operations in 1990. In addition to our main office and corporate headquarters in Redlands, in San Bernardino County, we operate five full-service branch offices in Southern California, one in Brea, in Orange County, one in Escondido, in San Diego County, one in Palm Desert, in Riverside County, one in Irwindale, in Los Angeles County, and one in Temecula, in Riverside County. We also operate a Real Estate & Construction Loan Division in Redlands, a Small Business Administration / Commercial Loans Conduit Group loan production office and a Religious Lending Group, located in Brea, in Orange County, and a Home Owners Association Group in Escondido, in San Diego County.

Our lending activity is concentrated primarily in real estate loans (including construction and development, residential, and commercial and multi-family loans), which constituted 59% of our loan portfolio as of December 31, 2006, and commercial loans, which constituted 38% of our loan portfolio as of December 31, 2006.

Our deposit accounts are insured under the Federal Deposit Insurance Act up to applicable limits, and subject to regulations by that federal agency and to periodic examinations of its operations and compliance by the FDIC and the California Department of Financial Institutions. Like most state-chartered banks of our size in California, we are not a member of the Federal Reserve System. We are a member of the Federal Home Loan Bank. See Item 1, “Regulation and Supervision.”

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

We also offer numerous specialized services designed for the needs of our business customers. These services include a credit card program for merchants, commercial and standby letters of credit, online business management services and electronic deposit processing. We also provide certain international banking services indirectly through our correspondent banks.

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

Competition

The banking business in California generally, and specifically in our market areas in San Bernardino, Orange, San Diego, Riverside, and Los Angeles counties in Southern California, is highly competitive with respect to virtually all products and services and has become increasingly so in recent years. The industry continues to consolidate, and strong, unregulated competitors have entered banking markets with focused products targeted at highly profitable customer segments. Many competitors are able to compete across geographic boundaries and provide customers access to alternatives to banking services and nearly all significant products. These competitive trends are likely to continue.

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

In addition to other banks, competitors include savings institutions, credit unions, and numerous non-banking institutions such as finance companies, leasing companies, insurance companies, brokerage firms, and investment banking firms. In recent years, increased competition has also developed from specialized finance and non-finance companies that offer wholesale finance, credit card, and other consumer finance services, including on-line banking services and personal finance software. Strong competition for deposit and loan products affects the rates of those products as well as the terms on which they are offered to customers. Mergers between financial institutions have placed additional pressure on banks within the industry to streamline their operations, reduce expenses, and increase revenues to remain competitive. Competition has also intensified due to federal and state interstate banking laws, which permit banking organizations to expand geographically, and the California market has been particularly attractive to out-of-state institutions. The Financial Modernization Act, which became effective in March 2000, has made it possible for full affiliations to occur between banks and securities firms, insurance companies, and other financial companies, and has also intensified competitive conditions. See “Financial Modernization Act.”

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

Employees

As of December 31, 2006 the Company had 125 full-time and 13 part-time employees. On a full time equivalent basis, the Company’s staffing stood at 132 at December 31, 2006 and 2005. Staff was maintained during 2006 to provide resources in order to maintain satisfactory customer service in growth areas, and to enhance business development activities in certain markets.

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

Capital Adequacy Requirements

The Company and the Bank are subject to the regulations of the Federal Reserve Board and the FDIC, respectively, governing capital adequacy. Each of the federal regulators has established risk-based and leverage capital guidelines for the banks or bank holding companies it regulates, which set total capital requirements and define capital in terms of “core capital elements,” or Tier 1 capital; and “supplemental capital elements,” or Tier 2 capital. Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available for sale investment securities carried at fair market value. The following items are defined as core capital elements: (i) common shareholders’ equity; (ii) qualifying non-cumulative perpetual preferred stock and related surplus (not to exceed 25% of tier 1 capital); and (iii) minority interests in the equity accounts of consolidated subsidiaries. At December 31, 2006, 25% of the Company’s Tier 1 capital consisted of trust preferred securities; however, no assurance can be given that trust preferred securities will continue to be treated as Tier 1 capital in the future. Tier 2 capital can include: (i) allowance for loan and lease losses (but not more than 1.25% of an institution’s risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as core capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; and (iv) term subordinated debt and intermediate-term preferred stock and related surplus (but not more than 50% of Tier 1 capital). The maximum amount of Tier 2 capital that may be recognized for risk-based capital purposes is limited to 100% of Tier 1 capital, net of goodwill.

The minimum required ratio of qualifying total capital to total risk-weighted assets is 8.0% (“Total Risk-Based Capital Ratio”), at least one-half of which must be in the form of Tier 1 capital, and the minimum required ratio of Tier 1 capital to total risk-weighted assets is 4.0% (“Tier 1 Risk-Based Capital Ratio”). Risk-based capital ratios are calculated to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as unsecured loans. As of December 31, 2006 and 2005, the Bank’s Total Risk-Based Capital Ratios were 12.47% and 12.49%, respectively, and its Tier 1 Risk-Based Capital Ratios were 11.22% and 11.24%, respectively. As of December 31, 2006 and 2005, the consolidated Company’s Total Risk-Based Capital Ratios were 12.92% and 12.86%, respectively, and its Tier 1 Risk-Based Capital Ratios were 10.83% and 9.92%, respectively.

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

Additionally, the regulatory Statements of Policy on risk-based capital include exposure to interest rate risk as a factor that the regulators will consider in evaluating an institution’s capital adequacy, although interest rate risk does not impact the calculation of the risk-based capital ratios. Interest rate risk is the exposure of a bank’s current and future earnings and equity capital to adverse movements in interest rates. While interest risk is inherent in a bank’s role as a financial intermediary, it introduces volatility to earnings and to the economic value of the bank.

The FDIC and the Federal Reserve Board also require financial institutions to maintain a leverage capital ratio designed to supplement the risk-based capital guidelines. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets (“Leverage Capital Ratio”) of at least 3%. All other institutions are required to maintain a leverage ratio of at least 4% to 5%. Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans, and federal regulators may set higher capital requirements when a bank’s particular circumstances warrant. The Bank’s Leverage Capital Ratios were 9.82% and 10.21% on December 31, 2006 and 2005, respectively. As of December 31, 2006 and 2005, the consolidated Company’s Leverage Capital Ratios were 9.46% and 9.02%, respectively. All of the above ratios exceeded regulatory minimums.

For more information on the Company’s capital, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation—Capital Resources. Risk-based capital ratio requirements are discussed in greater detail in the following section.

Prompt Corrective Action Provisions

Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured financial institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The federal banking agencies have by regulation defined the following five capital categories: (1) “well capitalized” (Total Risk-Based Capital Ratio of 10%; Tier 1 Risk-Based Capital Ratio of 6%; and Leverage Ratio of 5%); (2) “adequately capitalized” (Total Risk-Based Capital Ratio of 8%; Tier 1 Risk-Based Capital Ratio of 4%; and Leverage Ratio of 4%) (or 3% if the institution receives the highest rating from its primary regulator); (3) “undercapitalized” (Total Risk-Based Capital Ratio of less than 8%; Tier 1 Risk-Based Capital Ratio of less than 4%; or Leverage Ratio of less than 4%) (or 3% if the institution receives the highest rating from its primary regulator); (4) “significantly undercapitalized” (Total Risk-Based Capital Ratio of less than 6%; Tier 1 Risk-Based Capital Ratio of less than 3%; or Leverage Ratio less than 3%); and (5) “critically undercapitalized” (tangible equity to total assets less than 2%). As of December 31, 2006 and 2005, the Bank was deemed “well capitalized” for regulatory capital purposes. A bank may be treated as though it were in the next lower capital category if after notice and the opportunity for a hearing, the appropriate federal agency finds an unsafe or unsound condition or practice so warrants, but no bank may be treated as “critically undercapitalized” unless its actual capital ratio warrants such treatment.

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

Insurance of Deposit Accounts

The Bank’s deposit accounts are insured by the FDIC and are therefore subject to FDIC deposit insurance assessments. The FDIC Reform Act of 2005, which was enacted in February 2006, merged the Bank Insurance Fund and the Savings Association Insurance Fund into one fund (the “Deposit Insurance Fund”); increased insurance coverage for retirement accounts to $250,000; indexed the deposit insurance levels for inflation every five years; changed the designated reserve ratio for the Deposit Insurance Fund to a range of between 1.15% and 1.50% of estimated insured deposits; and required the FDIC to provide cash rebates to insured institutions under certain circumstances.

Effective January 1, 2007, the FDIC adopted final regulations pursuant to the above legislation to more closely tie each financial institution’s deposit insurance premiums to the risk it poses to the Deposit Insurance Fund. Under the new regulations, the FDIC evaluates the risk of each financial institution based on its supervisory rating, financial ratios, and long-term debt issuer rating. The current rates under the new regulations for nearly all insured financial institutions vary between five and seven cents per $100 of assessable deposits. The FDIC allows the use of credits for certain assessments previously paid, and the Bank believes that it has credits that will offset certain assessments.

In addition, banks must continue to pay an amount toward the retirement of the Financing Corporation bonds issued in the 1980’s to assist in the recovery of the savings and loan industry. This amount fluctuates but for the first quarter of 2007 is 1.22 cents per $100 of insured deposits. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019.

Community Reinvestment Act

The Bank is subject to certain requirements and reporting obligations under the Community Reinvestment Act (“CRA”). The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate-income neighborhoods. The CRA further requires the agencies to consider a financial institution’s record of meeting its community credit needs when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations. In measuring a bank’s compliance with its CRA obligations, the regulators utilize a performance-based evaluation system which bases CRA ratings on the bank’s actual lending service and investment performance, rather than on the extent to which the institution conducts “needs” assessments, documents community outreach activities or complies with other procedural requirements. In connection with its assessment of CRA performance, the FDIC assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” The Bank was last examined for CRA compliance in July 2006, and received a “satisfactory” CRA Assessment Rating.

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

Financial Modernization Act

Effective March 11, 2000, the Gramm-Leach-Bliley Act, also known as the “Financial Modernization Act,” enabled full affiliations to occur among banks and securities firms, insurance companies, and other financial service providers, and enabled full affiliations to occur between such entities. This legislation permits bank holding companies to become “financial holding companies” and thereby acquire securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is “well capitalized” and “well managed” under applicable definition, and has at least a satisfactory rating under the CRA by filing a declaration that the bank holding company wishes to become a financial holding company. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are “financial in nature” or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. The Company has no current intention of becoming a financial holding company, but may do so at some point in the future if deemed appropriate in view of opportunities or circumstances at the time.

The Financial Modernization Act defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. A national bank (and therefore, a state bank as well) may also engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a satisfactory CRA rating. Subsidiary banks of a financial holding company or national banks with financial subsidiaries must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of financial subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a CRA rating of satisfactory or better.

The Financial Modernization Act also imposes significant requirements on financial institutions with respect to the privacy of customer information, and modifies other existing laws, including those related to community reinvestment.

USA Patriot Act of 2001

The USA Patriot Act of 2001 (“The Patriot Act”) was enacted in October 2001 in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. on September 11, 2001. The Patriot Act was intended to strengthen U.S. law enforcement’s and the intelligence communities’ ability to work cohesively to combat terrorism on a variety of fronts. The impact of the Patriot Act on financial institutions of all kinds has been significant and wide ranging. The Patriot Act substantially enhanced existing anti-money laundering and financial transparency laws, and required appropriate regulatory authorities to adopt rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Under the Patriot Act, financial institutions are subject to prohibitions regarding specified financial transactions and account relationships, as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps to:

•	conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transactions;

•	ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

•	ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

•	ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

The Patriot Act also requires all financial institutions to establish anti-money laundering programs, which must include, at minimum:

•	the development of internal policies, procedures, and controls;

•	the designation of a compliance officer;

•	an ongoing employee training program; and

•	an independent audit function to test the programs.

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

We have not experienced any significant difficulties in complying with Sarbanes-Oxley. However, we have incurred, and expect to continue to incur, significant costs in connection with compliance with Section 404 of Sarbanes-Oxley, which requires management to undertake an assessment of the adequacy and effectiveness of our internal controls over financial reporting and requires our auditors to attest to, and report on, management’s assessment and the operating effectiveness of these controls. The Company expensed approximately $81,000 in 2006 and $70,000 in 2005, on compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

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

Statements and financial discussion and analysis by management contained throughout this report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number risks and uncertainties. The important factors that could cause actual results to differ materially from the forward-looking statements herein include, without limitation, the factors set forth below. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known to us or that management currently believes are immaterial also may impair our business. If any of the events described in the following risk factors occur, our business, results of operations and financial condition could be adversely affected materially. In addition, the trading price of our common stock could decline due to any of the events described in these risks.

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

Our loan portfolio is heavily concentrated in real estate loans consisting of construction and development, residential and commercial and multi-family. At December 31, 2006, 59% of our loan portfolio was concentrated in real estate loans. During 2006, real estate prices in Southern California continued to rise, and construction in our area has been thriving. Between December 31, 2005 and December 31, 2006 our real estate loans increased $28.8 million or 13% from $225.5 million to $254.3 million. A deterioration in the real estate market in the areas we serve could have an adverse effect on the collateral value for many of our loans and effect the repayment ability of many of our borrowers. In addition, deterioration in the real estate market we serve would affect the amount of loans we make to businesses in the construction and real estate industry, which could negatively impact our results of operations. Similarly, the occurrence of a natural or manmade disaster in California could impair the value of the collateral we hold for real estate secured loans and negatively impact our results of operations.

All of our lending involves underwriting risks, especially in a competitive lending market.

At December 31, 2006, construction and development loans represented 40%, residential, commercial and multi-family loans represented 19% and commercial loans represented 38% of our total loan portfolio.

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

As of December 31, 2006, our allowance for loan losses was approximately $5.7 million, which represented 1.33% of outstanding loans, net of unearned income. Although management believes that our allowance for loan losses is adequate, there can be no assurance that the allowance will prove sufficient to cover future loan losses. Further, although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to the non-performing or performing loans. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future losses, or if the bank regulatory authorities require us to increase our allowance for loan losses as a part of their examination process, our earnings and potentially even our capital could be significantly and adversely affected. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Allowance for Loan Losses.”

We may have difficulty managing our growth.

Our total assets have increased to $551.1 million as of December 31, 2006, from $456.2 million and $356.7 million as of December 31, 2005 and 2004, respectively. The Company operates its main office and construction/real estate loan production offices in downtown Redlands, California, a full-service branch, its Religious Lending Group and SBA/Commercial Lending Group in Brea, California, and its Homeowners’ Association and full branch in Escondido, California. The Company also operates full-service branches in Palm Desert, Irwindale, and Temecula, California that opened in March 2003, February 2005 and August 2005, respectively.

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

We are a legal entity separate and distinct from our subsidiary. Substantially all of our revenue and cash flow, including funds available for the payment of dividends and other operating expenses, is dependent upon the payment of dividends to us by the Bank. Dividends payable to us by the Bank are restricted under California and federal laws and regulations. See “Item 5, Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities—Dividends.”

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

We operate in a competitive market dominated by banks and other financial services providers, many of which have lower cost structures and offer more services and our efforts to compete may not be successful.

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

We also compete with other financial institutions such as savings and loan associations, credit unions, thrift and loan companies, mortgage companies, securities brokerage companies and insurance companies located within and without our service area, and with quasi-financial institutions such as money market funds, for deposits and loans. Financial services like ours are increasingly offered over the Internet on a national and international basis, and we compete with providers of these services as well. Ultimately, competition can drive down our interest margins and reduce our profitability. It also can make it more difficult for us to continue to increase the size of our loan portfolio and deposit base. See “Item 1, Business—Competition.”

Interest rate fluctuations and other economic conditions which are beyond our control could negatively impact our profitability.

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

Our Chief Financial Officer and our Chief Operating Officer each have employment agreements that have 3-year terms beginning in December 2004 and expire in December 2007, with a 1-year renewal. The employment agreements provide for severance payments if their respective employment arrangements are actually or constructively terminated or in connection with a change in control of the Company or its subsidiary. These same two individuals, as well as three other officers of the Bank, including our Chief Executive Officer and our Chief Credit Officer also have salary continuation agreements, which provide for accelerated vesting of all or a portion of their annual retirement benefits under similar circumstances. These provisions may make it more expensive for another company to acquire us, which could reduce the market price of our common stock and the price that you receive if you sell your shares in the future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Company’s administrative headquarters is located at 218 East State Street, Redlands, California. The property is unencumbered and owned by the Company. It consists of approximately 8,500 square feet in a two-story building. Management believes that the Company’s existing back office facilities are adequate to accommodate the Company’s operations for the immediately foreseeable future, although administrative office expansion is planned.

The Company leases from unrelated parties, its Construction/Real Estate Loan production offices in downtown Redlands, California, its Religious Lending Group and its SBA/Commercial Lending Group and a full-service branch in Brea, California, its Homeowner’s Association department and a full-service branch in Escondido, California and full-service branches in Palm Desert, Irwindale and Temecula, California.

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

The information in the following table indicates the high and low quotations and approximate volume of trading for our common stock for each quarterly period since January 1, 2005, and is based upon information provided by public sources. The high and low prices and trading volume have been adjusted to give effect to all stock dividends and distributions, including the 50% stock distribution paid on April 3, 2006 to shareholders of record as of March 3, 2006.

In addition, the prices indicated reflect inter-dealer prices and trades, without retail mark-up, mark-down or commission and may not represent actual transactions.

Calendar Quarter Ended	High	Low	Volume
March 31, 2005	$25.33	$22.46	197,100
June 30, 2005	$24.50	$22.67	71,400
September 30, 2005	$24.67	$22.67	54,450
December 31, 2005	$23.13	$21.33	86,700
March 31, 2006	$26.67	$21.47	520,800
June 30, 2006	$26.67	$27.40	90,100
September 30, 2006	$35.00	$32.25	85,700
December 31, 2006	$33.75	$32.25	88,600

(b) Holders

As of December 31, 2006, there were approximately 482 shareholders of record of our common stock.

(c) Dividends

As a bank holding company, which currently has no significant assets other than our equity interest in the Bank, our ability to pay dividends depends primarily upon the dividends we receive from the Bank. The dividend practice of the Bank, like our dividend practice, will depend upon its earnings, financial position, current and anticipated cash requirements and other factors deemed relevant by the Bank’s Board of Directors at that time.

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

Shareholders are entitled to receive dividends only when and if declared by our Board of Directors. Although we paid cash dividends in 2000 and 2001, we have no intention to pay cash dividends in the foreseeable future. Instead, we intend to retain our earnings for the purpose of supporting our future growth. However, since 1997 we have paid eight stock dividends or distributions to our shareholders, including a 50% stock distribution in April 2006.

The table below sets forth information concerning all dividends paid since 1997. Dividends paid in 2000 through 2006 were paid by the Company, and dividends paid prior to 2000 were paid by the Bank.

Year	Stock Dividends/Distributions	Cash Dividends	Year	Stock Dividends/Distributions	Cash Dividends
2006	50%	—	2001	—	5	¢
2005	7%	—	2000	5%	10	¢
2004	25%	—	1999	—	—
2003	5%	—	1998	25%	—
2002	5%	—	1997	7%	—

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

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2006, with respect to options outstanding and available under our 2001 Stock Incentive Plan, as amended and restated March 19, 2004, which is our only equity compensation plan other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options[1]	Weighted-Average Exercise Price- of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	602,224	$15.66	109,805

1	As adjusted to reflect the 50% stock distribution paid on April 3, 2006 to shareholders of record as of March 3, 2006.

(d) Stock Repurchases

There were no stock repurchases during 2006; however, the Company did retire 578 shares of common stock due to the forfeiture of unvested restricted stock awards.

Performance Graph

The following graph compares the yearly percentage change in the cumulative total shareholders’ return on the Company’s stock with the cumulative total return of (i) the Nasdaq market index; (ii) an index comprised of banks and bank holding companies located throughout the United States with total assets of between $500 million $1.0 billion; (“SNL Bank $500M—$1B”) and (iii) all banks and bank holding companies listed on Nasdaq (“SNL Bank Index”). The latter two indexes were compiled by SNL Financial of Charlottesville, Virginia. The graph assumes an initial investment of $100 and reinvestment of dividends.

The graph is not necessarily indicative of future price performance.

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
1st Centennial Bancorp	100.00	155.34	175.19	271.85	262.60	409.05
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
SNL Bank $500M-$1B	100.00	127.67	184.09	208.62	217.57	247.44
SNL Bank Index	100.00	91.69	123.69	138.61	140.50	164.35

*	Source: SNL Financial, Charlottsville, Virginia.

ITEM 6.	SELECTED FINANCIAL DATA

Selected Financial Data

You should read the selected financial data presented below in conjunction with our audited consolidated financial statements, including the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere herein. The selected financial data as of December 31, 2006 and 2005 and for each of the years in the three-year period ended December 31, 2006 is derived from our audited consolidated financial statements and related notes, which are included in this Annual Report. The selected financial data for prior years is derived from our audited consolidated financial statements, which are not included in this Annual Report. All per share information has been adjusted for stock splits and dividends declared from time to time.

	As of and For the Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands, except per share data)
Income Statement Summary:
Interest income	$40,743	$33,196	$23,718	$16,655	$14,486
Interest expense	12,424	7,056	3,335	2,106	2,377
Net interest income before provision for loan losses	28,319	26,140	20,383	14,549	12,109
Provision for loan losses	1,320	2,140	2,098	360	477
Noninterest income	3,024	4,456	2,608	3,031	2,424
Noninterest expense	17,760	20,113	16,080	13,991	11,548
Income before income tax expenses	12,263	8,343	4,813	3,229	2,508
Income tax expense	4,836	3,260	1,793	1,141	802
Net income	$7,427	$5,083	$3,020	$2,088	$1,706
Balance Sheet Summary:
Total assets	$551,127	$456,192	$356,678	$254,383	$207,858
Cash and due from banks	18,385	16,862	5,695	9,948	12,010
Federal funds sold	2,900	21,505	—	—	2,010
Securities	72,649	12,208	20,096	35,539	32,335
Net loans[2]	426,200	381,153	308,030	188,222	141,112
Total deposits	456,463	401,275	291,802	212,773	183,188
Borrowings from Federal Home Loan Bank	—	—	21,000	7,600	—
Subordinated debentures	18,306	18,306	13,151	6,006	6,006
Total liabilities	508,930	422,771	328,677	229,983	190,665
Total shareholders’ equity	42,197	33,421	28,001	24,400	17,193
Per Share Data:
Earnings per share:[3]
Basic	$2.33	$1.62	$0.98	$0.71	$0.67
Diluted	2.12	1.51	0.91	0.66	0.61
Weighted average common shares outstanding basic	3,186,668	3,128,809	3,068,549	2,922,736	2,532,547
Weighted average common shares outstanding diluted	3,511,324	3,369,527	3,322,197	3,147,415	2,790,279
Book value	$13.14	$10.61	$8.99	$8.10	$6.79
Performance Ratios:
Return on average equity[4]	19.54%	16.77%	11.75%	9.83%	10.47%
Return on average assets[5]	1.49%	1.22%	0.94%	0.91%	0.83%
Net interest margin[6]	6.07%	6.69%	6.91%	7.07%	6.75%
Average shareholders’ equity to average total assets	7.63%	7.26%	8.03%	9.21%	7.99%
Efficiency ratio[7]	56.66%	65.74%	69.94%	79.58%	79.47%
Net loans to total deposits at period end	93.37%	94.99%	105.56%	88.46%	77.03%

	As of and For the Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands, except per share data)
Asset Quality Ratios:
Nonperforming loans to total loans[8]	0.89%	0.26%	0.04%	0.33%	0.41%
Nonperforming assets to total loans and other real estate owned[9]	0.89%	0.26%	0.04%	0.33%	0.41%
Net loan charge-offs to average loans	0.23%	0.25%	0.03%	0.01%	0.12%
Allowance for loan losses to total loans at end of period[10]	1.33%	1.39%	1.33%	1.11%	1.24%
Allowance for loan losses to nonperforming loans	148.81%	540.85%	3,309.60%	339.45%	304.99%
Capital Ratios:
Tier 1 capital to average assets	9.46%	9.02%	9.25%	10.79%	8.28%
Tier 1 capital to total risk-weighted assets	10.83%	9.92%	9.89%	12.48%	10.87%
Total capital to total risk-weighted assets	12.92%	12.86%	12.26%	13.63%	13.27%

[2]	Loans are gross, which excludes the allowance for loan losses, and net of deferred fees.
[3]	Adjusted to give retroactive effect to stock dividends and distributions.
[4]	Net income divided by average shareholders’ equity.
[5]	Net income divided by average total assets.
[6]	Net interest income as a percentage of average interest-earning assets.
[7]	Ratio of noninterest expense to the sum of net interest income before provision for loan losses and total noninterest income excluding securities gains and losses.
[8]	Nonperforming loans consist of nonaccrual loans, loans past due 90 days or more and still accruing and restructured loans.
[9]	Nonperforming assets consist of nonperforming loans and nonperforming other assets, including other real estate owned.
[10]	Total loans are gross loans less unearned income.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion presents Management’s analysis of the results of operations of the Company for the years ended December 31, 2004, 2005 and 2006 and the financial condition of the Company as of December 31, 2005 and 2006. This discussion also includes the statistical disclosures required by SEC Guide 3 (“Statistical Disclosure by Company Holding Companies.”) The discussion should be read in conjunction with the financial statements of the Company and the notes related thereto which appear elsewhere in this Form 10-K Annual Report (see Item 8 below).

Statements contained in this report that are not purely historical are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 as amended, including our expectations, intentions, beliefs, or strategies regarding the future. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the date noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could materially differ from those in such forward-looking statements. Factors that could cause actual results to differ materially from those in such forward-looking statements are fluctuations in interest rates, inflation, government regulations, local, regional and national economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which we conduct our operations.

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

This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management’s Discussion and Analysis section entitled “—Financial Condition—Allowance for Loan Losses.” Although Management believes the level of the allowance as of December 31, 2006 is adequate to absorb losses inherent in the loan portfolio, a decline in the regional economy may result in increasing losses that cannot reasonably be predicted at this time.

Summary of Performance

Results of operations summary

The Company achieved record earnings in 2006. In fact, net income has increased each year since the Company incorporated in 1999. Net income in 2006 was $7.427 million, an increase of $2.344 million, or 46%, over the $5.083 million in net earnings recognized in 2005. Net income in 2005 of $5.083 million represented an increase of $2.063 million, or 68%, over the $3.020 million in net earnings recognized in 2004.

Net income per basic share was $2.33 for 2006, as compared to $1.62 for 2005 and $0.98 for 2004. On a diluted net income per share basis, net income was $2.12, $1.51 and $0.91 for the years ended December 31, 2006, 2005 and 2004, respectively. Earnings per share calculations were adjusted to give retroactive effect to stock splits and dividends. Return on average assets was 1.49% for 2006, compared to 1.22% for 2005 and 0.94% for 2004. Return on average shareholders’ equity was 19.54% for 2006, compared to 16.77% for 2005 and 11.75% for 2004.

The following are other noteworthy factors relevant to the Company’s results of operations for the most recent three years:

•

Net interest income was a significant contributor to the increase in net income in 2006. Net interest income grew by $2.2 million, or 8%, in 2006 relative to 2005. Average loans grew by $49.2 million, or 14%, primarily due to the continued success of our business development efforts in and around the marketplaces we serve. In 2005 net interest income grew by $5.8 million, or 28%, primarily as a result of the Bank’s loan growth.

•

The provision for loan losses decreased 38%. For the year ended December 31, 2006, the provision for loan losses was $1.320 million, compared to $2.140 million and $2.098 million for 2005 and 2004, respectively. The allowance for loan losses as of December 31, 2006, 2005 and 2004 was 1.33%, 1.39% and 1.33%, respectively, of total gross loans net of unearned income. Our analysis of the allowance for loan losses showed these amounts to be adequate given the risk of the loan portfolio.

•

Noninterest income decreased by 32% in 2006, The decrease in noninterest income was attributable to the decrease in gains from the sale of SBA loans of $1.021 million as a result of unanticipated personnel changes in the SBA department, which resulted in a temporary decrease in SBA loans sold during 2006 as compared to the same period in 2005. It is the Company’s intention to increase noninterest income by increasing the volume of SBA loan sales in the future; however, it is uncertain whether such an increase will occur. The decrease of $288,000 in conduit loan referral income was primarily the result of less income associated with loan referral activity during 2006 as compared to the same period in 2005. In 2005, noninterest income increased 71%, primarily due to a vast increase in gains from the sale of loans of $1,099,000, which helped the Company’s liquidity position. Conduit loan sale income increased of $574,000, as a result of more activity in loan sales during 2005 as compared to 2004.

•

Noninterest expense decreased by 12% in 2006. During the first quarter of 2006, the Company updated and redesigned its Loan Production Commissions and Incentives Policy. As a result, commissions and incentives expense decreased $1.284 million. Also, during the first quarter of 2006, the Company changed its internal credit policy relating to loan origination costs. As a result, in 2006 the company recorded $2.2 million in deferred loan costs reducing salary expense. These decreases were offset by increases in base salaries of $895,000 and stock option compensation cost of $533,000 due to the adoption of FASB 123R. In 2005 noninterest expense increased by 25%. Additional staffing for the Irwindale and Temecula branches, coupled with salary increases for the Company contributed to the increase in salaries and employee benefits of $1.532 million. Marketing expense increased $852,000 as a result of expenses related to ongoing business development efforts.

•

The provision for income taxes in 2006 increased $1.6 million or 48% and in 2005 increased by $1.5 million or 82%. As a direct result of record earnings in 2006 and 2005, the provision for income taxes increased accordingly.

Financial condition summary

The Company’s total assets were $551.1 million at December 31, 2006, an increase of $94.9 million, or 21%, compared to total assets of $456.2 million at December 31, 2005. The following are important factors in understanding our financial condition:

•

Investment securities available for sale increased by $60.4 million or 495%. In 2006 the Company’s investment portfolio increased $60.4 million or 495% to $72.68 million. During the third quarter of 2006, the Company entered into a $30 million repurchase agreement that included an interest rate floor to mitigate interest rate risk in a declining rate environment. The repurchase agreement is collateralized by the purchase of a $30 million FNMA U.S. agency security. In addition, the Company added approximately $16.0 million in federal agency mortgage-backed securities, however such securities had a net increase of $11.6 million due to principal paydowns. Obligations of states and local government securities increased $18.7 million as the Company took advantage of relative value in that sector.

•	Net loans increased by $45.0 million or 12% from December 31, 2005. Strong loan demand in the Company’s market areas contributed to the increase in net loans.

•

Noninterest-bearing demand deposits increased by $5.0 million or 5% from December 31, 2005. During the third quarter of 2006 the Bank launched a noninterest-bearing deposit sales campaign. As of December 31, 2006 the Bank was able to attract approximately $5.1 million in new noninterest-bearing deposits, based on average balance in 2006.

•

Interest-bearing deposits increased by $50.2 million or 17% from December 31, 2005. The increase in interest-bearing deposits was primarily the result of the Company’s continued emphasis on attracting new customers, coupled with additional brokered certificates of deposit acquired to support our loan growth.

•

Nonaccrual loans increased by $2.9 million or 288% from December 31, 2005. The increase was primarily attributable to the addition of five commercial loans totaling $3.469 million, of which $2.459 million was attributed to one commercial loan. There was also an addition of one residential real estate loan totaling $18,000. The additions were partially offset by the payoff of three commercial loans totaling $330,000. There were two commercial loans charged-off totaling $119,000 and three commercial loans with principal paydowns totaling $174,000.

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

2006 compared to 2005 analysis. The Company’s net interest margin as of December 31, 2006 was 6.07% compared to 6.69% for the same period in 2005. The increase in rates paid for money market deposits, time deposits and the addition of our repurchase agreement, coupled with the increase in the average balance on these liabilities, were the major contributors toward compressing our net interest margin. Loan fee income decreased in 2006 a result of the change in the Company’s internal credit policy relating to loan origination cost. The decrease in loan fees also contributed to the reduction in the net interest margin. The reduction in loan fees was offset by a reduction in salary expense. See “Noninterest Expense” below. From December 31, 2005 to December 31, 2006 the percentage of total average deposits represented by money market deposits increased to 37% from 29%. The shift in this average deposit mix also contributed to the reduction of the net interest margin in 2006 versus 2005.

For the year ended 2006, total interest-earning assets averaged $466.3 million, which represented an increase of $75.8 million or 19%, as compared to $390.5 million for the same period in 2005. This increase is primarily attributable to the increase in loans as a result of our strong business climate and loan demand, coupled with an increase in federal funds sold as a result of the Company’s improved liquidity position. Total interest-bearing deposits and other interest-bearing liabilities averaged $348.3 million, which represented an increase of $69.4 million or 25%, as compared to $278.9 million for the same period in 2005. This increase is primarily attributable to the increase in money market deposit and time deposit accounts. There were no Federal Home Loan Bank borrowings outstanding during 2006 compared to an average of $22.3 million for the year ended December 31, 2005.

The Company reported total interest income of $40.7 million for the year ended December 31, 2006, which represented an increase of $7.5 million or 23%, over total interest income of $33.2 million for the same period in 2005. The increase is primarily the result of increases in interest and fees on loans of approximately $6.0 million that resulted from an increase of $49.2 million in average loans as of December 31, 2006, as compared to the same period in 2005.

The Company reported total interest expense of $12.4 million for the year ended December 31, 2006, which represented an increase of $5.4 million or 76%, over total interest expense of $7.0 million for the same period in 2005. This increase is primarily attributable to an increase in the average balance of money market deposit and time deposit accounts.

For the year ended December 31, 2006, net interest income before provision for loan losses was $28.3 million, which represented an increase of $2.2 million or 8%, over net interest income before provision for loan losses of $26.1 million for the same period in 2005. The increase in net interest income for the year ended December 31, 2006 as compared to 2005 was primarily due to the increase in average total loans.

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

The following table shows the Company’s average balances of earning assets, and interest-bearing liabilities; the amount of interest income and interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest income and the net interest margin for the periods indicated:

Distribution, Rate and Yield Analysis of Net Interest Income

	For the Years Ended December 31,
	2006			2005			2004
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
	(Dollars in Thousands)
Interest-earning Assets:
Federal funds sold	$20,579	$1,010	4.91%	$9,659	$350	3.62%	$5,182	$66	1.27%
Interest-bearing deposits in financial institutions	2,578	125	4.85%	2,893	134	4.63%	4,600	200	4.35%
Investment securities:
Taxable[11]	22,264	1,148	5.16%	11,853	450	3.80%	24,148	841	3.48%
Non-taxable	9,429	395	4.19%	3,859	165	4.28%	3,998	169	4.23%

Total investments	54,850	2,678	4.88%	28,264	1,099	3.89%	37,928	1,276	3.36%
Loans[12]	411,415	38,065	9.25%	362,231	32,097	8.86%	257,005	22,442	8.73%

Total interest-earning assets	$466,265	$40,743	8.74%	$390,495	$33,196	8.50%	$294,933	$23,718	8.04%

Interest-bearing Liabilities:
Interest-bearing deposits
Interest-bearing demand deposits	$26,468	$94	0.36%	$21,400	$56	0.26%	$20,255	$40	0.20%
Money market deposits	158,763	5,451	3.43%	99,052	2,228	2.25%	67,188	878	1.31%
Savings deposits	21,196	223	1.05%	24,655	188	0.76%	25,752	167	0.65%
Time deposits $100,000 or greater	75,377	3,217	4.27%	58,537	1,852	3.16%	39,144	788	2.01%
Other time deposits	38,993	1,450	3.72%	37,787	1,089	2.88%	32,811	634	1.93%

Total interest-bearing deposits	320,797	10,435	3.25%	241,431	5,413	2.24%	185,150	2,507	1.35%
FHLB borrowings	—	—	0.00%	22,255	649	2.92%	12,571	187	1.49%
Federal funds purchased	9	—	0.00%	708	19	2.68%	723	13	1.80%
Repurchase agreement	9,205	546	5.93%	—	—	0.00%	—	—	0.00%
Subordinated notes payable to subsidiary Trust	18,306	1,443	7.88%	14,492	975	6.73%	12,877	628	4.88%
Total interest-bearing liabilities	$348,317	$12,424	3.57%	$278,886	$7,056	2.53%	$211,321	$3,335	1.58%

Net interest income		$28,319			$26,140			$20,383

Net interest margin[13]			6.07%			6.69%			6.91%

[11]	Yields on securities have not been adjusted to a tax equivalent basis because the impact is not material.
[12]

Loans are gross, which excludes the allowance for loan losses, and net of deferred fees. Nonaccrual loans are included in the table for computation purposes, but the foregone interest of such loans is excluded. Loan fees were approximately $2.2 million; $4.1 million and $3.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

[13]	Net interest income as a percentage of average interest-earning assets.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities, the amount of change attributable to changes in average daily balances (volume), changes in interest rates (rate), and changes attributable to both the volume and rate (rate/volume):

Rate/Volume Analysis of Net Interest Income

	Year Ended December 31, 2006 vs. 2005			Year Ended December 31, 2005 vs. 2004
	Increases (Decreases) Due to			Increases (Decreases) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in Thousands)
Increase (Decrease) in Interest Income:
Federal funds sold	$396	$264	$660	$57	$227	$284
Interest-bearing deposits in financial institutions	(15)	6	(9)	(74)	8	(66)
Investment securities:[14]
Taxable	395	303	698	(428)	37	(391)
Non-taxable	238	(8)	230	(6)	2	(4)
Loans[15]	4,358	1,610	5,968	9,188	467	9,655

Total	$5,372	$2,175	$7,547	$8,737	$741	$9,478

Increase (Decrease) in Interest Expense:
Interest-bearing demand deposits	$13	$25	$38	$2	$14	$16
Money market deposits	1,343	1,880	3,223	417	933	1,350
Savings deposits	(26)	61	35	(7)	28	21
Time deposits $100,000 or greater	533	832	1,365	390	674	1,064
Other time deposits	35	326	361	96	359	455
FHLB borrowings	(649)	—	(649)	144	318	462
Federal funds purchased	(19)	—	(19)	—	6	6
Repurchase agreement	—	546	546	—	—	—
Subordinated notes payable to subsidiary trusts	257	211	468	79	268	347

Total	$1,487	$3,881	$5,368	$1,121	$2,600	$3,721

Total change in net interest income	$3,885	$(1,688)	$2,179	$7,616	$(1,859)	$5,757

[14]	Yields on securities have not been adjusted to a tax equivalent basis because the impact is not material.
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

For the year ended December 31, 2006, the provision for loan losses was $1.320 million, compared to $2.140 million and $2.098 million for 2005 and 2004, respectively. The allowance for loan losses to total gross loans less unearned income as of December 31, 2006 was 1.33%. The provision for 2006 was in response to loan growth and the level of nonaccrual loans. During 2006, nonaccrual loans increased $2.9 million or 288% when compared to $994,000 as of December 31, 2005. For a more detailed discussion on nonaccrual loans see

“Nonperforming Assets” below. Despite higher loan charge-offs in 2005, when compared to 2004, the allowance for loan losses to total gross loans less unearned income at December 31, 2005 was 1.39% as compared to 1.33% in 2004.

Our analysis of the allowance for loan losses showed these amounts to be adequate given the risk of the loan portfolio. The procedures for monitoring the adequacy of the allowance, as well as detailed information concerning the allowance itself, are included below under “Allowance for Loan Losses”.

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

2006 compared to 2005 analysis. Noninterest income totaled $3.024 million for the year ended December 31, 2006. This represented a decrease of $1.432 million, or 32% when compared to $4.456 million for the same period in 2005.

The decrease in noninterest income was attributable to the decrease in gains from the sale of SBA loans of $1.021 million as a result of unanticipated personnel changes in the SBA department, which resulted in a temporary decrease in SBA loans sold during 2006 as compared to the same period in 2005. It is the Company’s intention to increase noninterest income by increasing the volume of SBA loan sales in the future, however, it is uncertain whether such an increase will occur. The decrease of $288,000 in conduit loan referral income was primarily the result of less income associated with loan referral volume during 2006 as compared to the same period in 2005.

For the year ended December 31, 2006 as compared to 2005, noninterest income as a percentage of average earning assets decreased to 0.65% from 1.14% primarily due to the decreases in gains from sale of loans and conduit loan referral income discussed above.

2005 compared to 2004 analysis. Noninterest income totaled $4.456 million for the year ended December 31, 2005. This represented an increase of $1.848 million or 71% when compared to $2.608 million for the same period in 2004.

The increase in noninterest income was primarily the result of the increase in gains from the sale of loans of $1.099 million, which helped the Company’s liquidity position as of December 31, 2005 as compared to the same period in 2004. Conduit loan sale income increased $574,000 as a result of more activity in loan sales during 2005 as compared to 2004. Customer service fee income increased $155,000 due to the increase in volume in deposit accounts during 2005 as compared to 2004, however, as a percentage of total noninterest income decreased to 31% from 47%. The shift was the result of the increase on gains from the sale of loans, which increased to 31% from 11%.

For the year ended December 31, 2005 as compared to 2004, noninterest income as a percentage of average earning assets increased to 1.14% from 0.88% primarily due to the increases in gains from sale of loans and conduit loan referral income discussed above.

The following table sets forth the various components of the Company’s noninterest income for the periods indicated:

Noninterest Income

	For the Years Ended December 31,
	2006		2005		2004
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Customer service fees	$1,344	44.45%	$1,376	30.88%	$1,221	46.81%
Gains from sale of loans	373	12.33%	1,394	31.29%	295	11.31%
Increase in cash surrender value of life insurance	448	14.81%	269	6.04%	303	11.62%
Broker fee income	111	3.67%	226	5.07%	196	7.52%
Conduit loan referral income	684	22.62%	972	21.81%	398	15.26%
Other income	64	2.12%	219	4.91%	195	7.48%

Total noninterest income	$3,024	100.00%	$4,456	100.00%	$2,608	100.00%

Noninterest income as a percentage of average earning assets		0.65%		1.14%		0.88%

Noninterest Expense

Noninterest expense for the Company includes salaries and employee benefits, net occupancy and equipment expense, marketing expense, data processing and professional fees, and other operating expenses.

2006 compared to 2005 analysis. Noninterest expense totaled $17.760 million for the year ended December 31, 2006. This represented a decrease of $2.353 million, or 12% when compared to $20.113 million for the same period in 2005. The decrease in noninterest expense was primarily due to decreases of $1.748 million and $265,000 in salaries and employee benefits and marketing and advertising, respectively.

During the first quarter of 2006, the Company updated and redesigned its Loan Production Commissions and Incentives Policy. As a result, commissions and incentives expense decreased $1.284 million. This decline was expected due to this Policy change. Also, during the first quarter of 2006, the Company changed its internal credit policy relating to loan origination cost. As a result, in 2006 the company recorded $2.2 million in deferred loan costs reducing salary expense. The decline was expected due to this Policy change. These decreases were offset by increases in base salaries of $895,000 and stock option compensation cost of $533,000 due to the adoption of FASB 123R. In 2005, the Company launched a money market campaign by print advertising targeting our market areas. In 2006 advertising expenses related to this campaign decreased significantly. This is the primary reason for the $265,000 decrease in marketing and advertising expense.

For the year ended December 31, 2006 as compared to 2005, noninterest expense as a percentage of average earning assets decreased to 3.81% from 5.15%. This decrease is reflective of Management’s continuing efforts to control overhead expenses.

2005 compared to 2004 analysis. Noninterest expense totaled $20.113 million for the year ended December 31, 2005. This represented an increase of $4.033 million, or 25% when compared to $16.080 million for the same period in 2004. The increase in noninterest expense was primarily due to the increases of $1.532 million, $589,000, $863,000, $271,000 and $468,000 in salaries and employee benefits, occupancy expense, marketing and advertising expense, professional fee expense and other operating expense, respectively.

Additional staffing for the Irwindale and Temecula branches, coupled with salary increases for the Company contributed to the increase in salaries and employee benefits of $1.532 million. The increase in occupancy expense of $589,000 was attributable to the opening of our Irwindale and Temecula branches, coupled with the move into our new permanent location for our Palm Desert office, in June 2004, for which twelve months of lease rental expense was included in 2005 as compared to six months in 2004. Marketing and advertising expense increased $863,000. Attracting and maintaining deposits has become more difficult for banks, as sources of traditional deposits have developed sophisticated methods for tracking rates, and as we compete with non-traditional institutions such as credit unions, brokerage houses and insurance companies. To inform and attract new customers, in 2005, the Company launched a money market campaign by print advertising that proved to be successful. We anticipate our ongoing business development efforts trend to continue. Professional fee expense increased $271,000 and was attributed to costs incurred to comply with the Sarbanes Oxley Act of 2002 and expenses related to audits, exams, CPA fees and other professional expenses. As a result of the Company’s sustained growth, other operating expense increased $468,000 or 29% from $1.588 million to $2.056 million.

For the year ended December 31, 2005 as compared to 2004, noninterest expense as a percentage of average earning assets decreased to 5.15% from 5.45%. This decrease is reflective of Management’s continuing efforts to control overhead expenses.

While some level of expense increase is expected in the normal course of business, we are focused on controlling overhead expenses where possible. Improvement is evident in the Company’s efficiency ratio, which dropped to 56.66% in 2006 from 65.74% in 2005 and 69.94% for 2004.

The following table sets forth the breakdown of noninterest expense for the periods indicated:

Noninterest Expense

	For the Years Ended December 31,
	2006		2005		2004
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Salaries, wages and employee benefits	$9,697	54.59%	$11,445	56.90%	$9,913	61.65%
Net occupancy expense	2,216	12.48%	2,051	10.20%	1,462	9.09%
Marketing and advertising	1,293	7.28%	1,558	7.75%	702	4.37%
Data processing fees	837	4.71%	1,056	5.25%	837	5.21%
Professional fees	1,081	6.09%	1,114	5.54%	844	5.25%
Postage, telephone, supplies	557	3.14%	594	2.95%	555	3.45%
Directors’ fees	220	1.24%	239	1.19%	187	1.16%
Other operating expense	1,859	10.47%	2,056	10.22%	1,580	9.82%

Total other expenses	$17,760	100.00%	$20,113	100.00%	$16,080	100.00%

Noninterest expense as a percentage of average earning assets		3.81%		5.15%		5.45%

Efficiency ratio		56.66%		65.74%		69.94%

Income Taxes

In 2006 the Company’s provision for federal and state income taxes was $4.8 million, while the provision was $3.3 million and $1.8 million for 2005 and 2004, respectively. This equates to 39.4% of income before taxes in 2006, 39.1% in 2005, and 37.3% in 2004. The increase in the effective rate is a direct result of the Company’s income level graduating to the highest federal tax rate of 35% from 34%.

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

Financial Condition

A comparison between the summary year-end balance sheets for 2002 through 2006 was presented previously in the table of Selected Financial Data (see Item 6 above). As indicated in that table, the Company’s total assets, loans, and shareholders’ equity have grown each year for the past four years. In 2006 total assets increased $94.9 million, or 21%, due primarily to the increase in investment securities, available for sale and loan growth. The Company experienced its most pronounced growth during 2004, with total assets increasing by $102.3 million, or 40%, due to internally generated growth, most significantly in the loan portfolio. Total assets were $551.1 million and $456.2 million at December 31, 2006 and 2005, respectively. The major components of the Company’s balance sheet are individually analyzed below, along with off-balance sheet information.

Loans

Total gross loans were $433.3 million at December 31, 2006, compared to $388.5 million and $313.7 million at December 31, 2005 and 2004, respectively. Total gross loans less unearned income represented 78% of total assets at December 31, 2006, compared to 85% and 88% of total assets at December 31, 2005 and 2004, respectively.

2006 compared to 2005 analysis. Total gross loans increased by $44.8 million, or 12% during 2006. Real estate loans, which includes construction and development loans increased $28.8 million or 13% during 2006 and represented approximately 64% of the total loan growth of $44.8 million. This was due to the continuing strong demand for affordable housing in our market areas. Commercial loans increased $14.6 million or 10% during 2006 due to the continued success of our business development efforts in and around the marketplaces the Company serves.

2005 compared to 2004 analysis. Total gross loans increased by $74.8 million, or 24% during 2005. Real estate loans increased $20.3 million or 10% during 2005 and represented approximately 27% of the total loan growth of $74.8 million. Commercial loans increased $48.6 million or 47% during 2005. The increase in loans was due to the continued success of our business development efforts in and around the marketplaces we serve. From December 31, 2004 to December 31, 2005, the growth in the commercial loan category reduced the real estate loan percentage relative to total gross loans from 65% to 58% and increased the commercial loan percentage to 39% from 33%.

Loans Held For Sale

The Company actively generates Small Business Administration (SBA) loans as part of its primary operating activity of making loans. The guaranteed portion of each individual loan is sold on the secondary market simultaneously with the booking, and therefore the Company has no inventory “held for sale,” unlike some institutions that warehouse loans to sell as “pools.” The Company retains the unguaranteed portion of the SBA loans. The total gain on sale of loans was $373,000 or 0.85% of total interest and noninterest income as of December 31, 2006 and $1.394 million or 3.7% of total interest and noninterest income as of December 31, 2005. The Company reported the gain on sale of loans as operating activities on the Consolidated Statement of Cash Flows.

Loans held for sale are sold with servicing rights retained by the Bank. To calculate the gain on sale of a loan, the Bank’s investment in the loan is allocated among the retained portion of the loan, the servicing asset, the interest-only strip and the sold portion of the loan, based on the relative fair market value of each portion. The gain on the sold portion of the loan is recognized at the time of sale based on the difference between the sale proceeds and the allocated investment. As a result of the relative fair value allocation, the carrying value of the retained portion of the loan is discounted, with the discount accreted to interest income over the life of the loan. The portion of the loan servicing fee in excess of estimated servicing costs gives rise to a servicing asset that is amortized over an estimated life using a method approximating the interest method. In the event future prepayments exceed management’s estimates and future expected cash flows are inadequate to cover the unamortized servicing asset, additional amortization would be recognized. The portion of the loan servicing fees in excess of the contractual servicing fee gives rise to an interest-only (I/0) strip, which is amortized over the life of the sold loan.

The following table sets forth the composition of the Company’s loan portfolio as of the dates indicated:

Loan Portfolio Composition

	As of December 31,
	2006		2005		2004		2003		2002
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Real estate loans:
Construction and development	$174,040	40.16%	$137,292	35.34%	$124,309	39.62%	$70,654	36.94%	$53,246	37.12%
Residential loans	3,063	0.71%	3,440	0.89%	3,650	1.16%	6,169	3.23%	9,975	6.95%
Commercial and multi- family	77,245	17.83%	84,813	21.83%	77,316	24.64%	64,260	33.60%	34,297	23.91%
Commercial loans	165,765	38.26%	151,207	38.91%	102,582	32.71%	42,009	21.94%	38,305	26.70%
Consumer loans	4,764	1.10%	2,784	0.72%	1,107	0.35%	2,035	1.06%	1,583	1.11%
Equity lines of credit	6,762	1.56%	7,644	1.97%	3,475	1.11%	4,088	2.14%	4,697	3.27%
Credit card and other loans	1,652	0.38%	1,304	0.34%	1,284	0.41%	2,063	1.09%	1,351	0.94%

Total gross loans	$433,291	100.00%	$388,484	100.00%	$313,723	100.00%	$191,278	100.00%	$143,454	100.00%

Less:
Unearned income	(1,350)		(1,955)		(1,556)		(948)		(570)
Allowance for loan losses	(5,741)		(5,376)		(4,137)		(2,108)		(1,772)

Total net loans	$426,200		$381,153		$308,030		$188,222		$141,112

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

Loans Repricing or Maturing16

	As of December 31, 2006
	Within One Year	After One But Within Five Years	After Five Years	Total
	(Dollars in Thousands)
Real estate loans:
Construction and development	$166,002	$8,004	$34	$174,040
Residential loans	1,797	29	1,237	3,063
Commercial and multi-family	7,474	27,360	42,411	77,245
Commercial loans	103,217	44,212	18,336	165,765
Consumer loans	4,162	561	41	4,764
Equity lines of credit	6,762	—	—	6,762
Credit card and other loans	1,652	—	—	1,652

Total loans	$291,066	$80,166	$62,059	$433,291

Loans with variable (floating) interest rates	$227,677	$40,202	$—	$267,879

Loans with predetermined (fixed) interest rates	$63,389	$39,964	$62,059	$165,412

[16]	Loan amounts are shown before deferred loan fees and before the allowance for loan losses.

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

Total unused commitments to extend credit were $226.3 million at December 31, 2006 and $195.8 million at December 31, 2005, representing 53% of and 51% of outstanding gross loans at December 31, 2006 and 2005, respectively. The Company’s standby letters of credit were $3.2 million and $2.6 million at December 31, 2006 and 2005, respectively.

The effects on the Company’s revenues, expenses, cash flows and liquidity from the unused portions of the commitments to provide credit cannot be reasonably predicted, because there is no guarantee that the lines of credit or standby letters of credit will ever be used.

For more information regarding the Company’s off-balance sheet arrangements, see Note 13 to the financial statements in Item 8 herein.

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

December 31, 2005 to December 31, 2006 analysis. Nonaccrual loans at December 31, 2006 increased $2.864 million to $3.858 million, from $994,000 at December 31, 2005, and represented 0.89% and 0.26% of total gross loans, respectively. The increase was primarily attributable to the addition of five commercial loans totaling $3.469 million, of which $2.459 million was attributed to one commercial loan. There was also an addition of one residential real estate loan totaling $18,000. The additions were partially offset by the payoff of three commercial loans totaling $330,000. There were two commercial loans charged-off totaling $119,000 and three commercial loans with principal paydowns totaling $174,000. At December 31, 2006 the Company had no other real estate owned and no loans 90 days or more past due and still accruing.

December 31, 2004 to December 31, 2005 analysis. Nonaccrual loans at December 31, 2005 included nine commercial loans and represented the entire $994,000. The increase from 2004 to 2005 was primarily attributable to the addition of six commercial loans totaling $905,000 placed on nonaccrual status, offset by principal paydowns totaling approximately $32,000 on loans that remain on nonaccrual status. However, to put this into perspective, the balance of commercial loans increased 47% and 144% in 2005 and 2004, respectively. As a percent of gross loans, 0.04% in 2004 is unusually low and 0.26% in 2005 is still well below our peer group. At December 31, 2006 the Company had no other real estate owned and no loans 90 days or more past due and still accruing.

The Company establishes a plan with each borrower that falls into nonaccrual status that is based on receiving payments, however, it is uncertain whether such a plan will prove to be successful.

The following table provides information with respect to the components of the Company’s nonperforming assets as of the dates indicated:

Nonperforming Assets

	As of December 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)
Nonaccrual loans:[17]
Real estate loans:
Construction and development	$—	$—	$—	$69	$—
Residential loans	18	—	—	—	221
Commercial and multi-family	—	—	—	353	173
Commercial loans	3,840	994	125	175	—
Consumer loans	—	—	—	8	—
Equity lines of credit	—	—	—	—	—
Credit card and other loans	—	—	—	16	—

Total nonaccrual loans	3,858	994	125	621	394

Loans 90 days or more past due (as to principal or interest) and still accruing:
Real estate loans:
Construction and development	—	—	—	—	—
Residential loans	—	—	—	—	50
Commercial and multi-family	—	—	—	—	—
Commercial loans	—	—	—	—	137
Consumer loans	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Credit card and other loans	—	—	—	—	—

Total loans 90 days or more past due And still accruing	—	—	—	—	187

Restructured loans	—	—	—	—	—

Total nonperforming loans	3,858	994	125	621	581
Other real estate owned	—	—	—	—	—

Total nonperforming assets	$3,858	$994	$125	$621	$581

Nonperforming loans as a percentage of total gross loans[18]	0.89%	0.26%	0.04%	0.33%	0.41%
Nonperforming assets as a percentage of total loans and other real estate owned	0.89%	0.26%	0.04%	0.33%	0.41%
Allowance for loan losses to nonperforming loans	148.81%	540.85%	3,309.60%	339.45%	304.99%
Allowance for loan losses	$5,741	$5,376	$4,137	$2,108	$1,772

[17]

During the year ended December 31, 2006, no income related to these loans was included in net income. Additional interest income of approximately $105,000, would have been recorded for the year ended December 31, 2006 if these loans had been paid in accordance with their original terms and had been outstanding throughout the applicable period then ended or, if not outstanding throughout the applicable period then ended, since origination.

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

The allowance for loan losses totaled $5.7 million at December 31, 2006 compared to $5.4 million and $4.1 million at December 31, 2005 and 2004, respectively and as a percentage of total loans outstanding was 1.33%, 1.39% and 1.33%, respectively. The process for monitoring the adequacy of the allowance, as well as supporting documentation regarding the allowance follows.

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

The Company establishes an Allowance for Loan Losses (ALL) through charges to earnings based on Management’s evaluation of the loan portfolio and a number of other criteria. If warranted, the allowance may be increased by regular provisions in order to maintain a proper level to the aggregate funded and unfunded loan portfolio. The provision may be influenced by the amount of charge-offs and/or recoveries. The adequacy of the ALL is determined by a number of factors that are included in the Company’s ALL methodology.

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

The aggregate loan portfolio risk ratings were stratified as follows for the period indicated:

	Pass/ Homogeneous:	Special Mention:	Substandard:	Doubtful:	Loss:	Total:
December 31, 2006	92.99%	5.95%	0.96%	0.10%	0.00%	100.00%

Net loan charge-offs during 2006 approximated $955,000 or 0.23% of average total loans, compared to $901,000 or 0.25% during 2005 and $69,000 or 0.03% during 2004. In 2006, $375,000 of the net loan charge-offs is represented by one interim 2nd trust deed commercial real estate loan. The Company is in the process of pursuing our legal remedies.

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

Except for nonperforming assets and impaired loans, Management is not aware of any loans as of December 31, 2006 for which known credit problems of the borrower would cause serious doubt as to the ability of such borrowers to comply with their present loan repayment terms. Management cannot, however, predict the extent to which the deterioration in general economic conditions, real estate values, increase in general rates of interest, changing financial conditions or business of a borrower may adversely affect a borrower’s ability to repay. The ratio of the allowance for loan losses to total loans was determined by Management to be adequate at December 31, 2006 and December 31, 2005.

The following table summarizes the activity in the Company’s allowance for loan losses for the periods indicated:

Allowance for Loan Losses

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)
Balances:
Average total loans outstanding during period	$411,415	$362,231	$257,005	$161,207	$134,169

Total loans outstanding at end of period, net of unearned income	$431,941	$386,529	$312,167	$190,330	$142,884

Allowance for Loan Losses:
Balance at beginning of period	$5,376	$4,137	$2,108	$1,772	$1,460
Acquisition of allowance for loan losses, Palomar Community Bank	—	—	—	—	—
Charge-offs:
Real estate loans:
Construction and development	—	—	—	—	—
Residential loans	—	—	—	—	49
Commercial and multi-family	375	—	—	—	—
Commercial loans	688	996	121	217	71
Consumer loans	—	2	14	2	65
Equity lines of credit	55	—	—	—	—
Credit card and other loans	5	10	20	2	9

Total charge-offs	1,123	1,008	155	221	194

Recoveries:
Real estate loans:
Construction and development	—	—	—	—	3
Residential loans	2	2	2	23	—
Commercial and multi-family	—	—	—	—	—
Commercial loans	163	105	79	140	15
Consumer loans	3	—	4	34	11
Equity lines of credit	—	—	—	—	—
Credit card and other loans	—	—	1	—	—

Total recoveries	168	107	86	197	29

Net charge-offs	(955)	(901)	(69)	(24)	(165)
Provision charged to operations	1,320	2,140	2,098	360	477

Allowance for loan losses balance, end of period	$5,741	$5,376	$4,137	$2,108	$1,772

Ratios:[19]
Net loan charge-offs to average total loans	0.23%	0.25%	0.03%	0.01%	0.12%
Allowance for loan losses to average total loans	1.40%	1.48%	1.61%	1.31%	1.32%
Allowance for loan losses to total loans at end of period	1.33%	1.39%	1.33%	1.11%	1.24%
Allowance for loan losses to total nonperforming loans	148.81%	540.85%	3,309.60%	339.45%	304.99%
Net loan (charge-offs) recoveries to allowance for loan losses at end of period	(16.63)%	(16.76)%	(1.67)%	(1.14)%	(9.31)%
Net loan (charge-offs) recoveries to provision for loan losses	(72.35)%	(42.10)%	(3.29)%	(6.67)%	(34.59)%

[19]	Total loans are gross loans less unearned income.

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

Allocation of Allowance for Loan Losses

	As of December 31,
	2006		2005		2004		2003		2002
Balance at End of Period Applicable to	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans
	(Dollars in Thousands)
Real estate loans:
Construction and development	$2,426	40.16%	$1,705	35.34%	$1,697	39.62%	$534	36.94%	$671	37.12%
Residential loans	24	0.71%	33	0.89%	47	1.16%	114	3.23%	80	6.95%
Commercial and multi- family	610	17.83%	835	21.83%	454	24.64%	392	33.60%	277	23.91%
Commercial loans	2,434	38.26%	2,583	38.91%	1,859	32.71%	975	21.94%	596	26.70%
Consumer loans	153	1.10%	98	0.72%	25	0.35%	—	0.31%	—	1.11%
Equity lines of credit	89	1.56%	115	1.97%	39	1.11%	46	2.14%	70	3.27%
Credit card and other loans	5	0.38%	6	0.34%	16	0.41%	47	1.84%	78	0.94%

Total allowance for loan loss	$5,741	100.00%	$5,376	100.00%	$4,137	100.00%	$2,108	100.00%	$1,772	100.00%

Total loans net of unearned income	$431,941		$386,529		$312,167		$190,330		$142,884

Investment Securities

The Company’s investment portfolio provides income to the Company and also serves as a source of liquidity. Total yield, risk and maturity are among the factors considered in building the investment portfolio. Pursuant to FASB 115, securities must be classified as “held to maturity,” “available for sale,” or “trading securities.” Those securities held in the “available for sale” category must be carried on the Company’s books at fair market value. At December 31, 2006, 2005 and 2004, 100% of the investment securities owned by the Company were classified as “available for sale.”

At December 31, 2006, the Company’s investment portfolio at fair value consisted of $30.2 million in U.S. government agency securities, $19.7 million in federal agency mortgage-backed securities and $22.7 million in obligations of states and local government securities for a total of $72.6 million. At December 31, 2005, the Company’s investment portfolio at fair value consisted of $8.2 million in federal agency mortgage-backed securities and $4.0 million in obligations of states and local government securities for a total of $12.2 million.

2006 compared to 2005 analysis. In 2006 the Company’s investment portfolio increased $60.4 million or 495% to $72.6 million. During the third quarter of 2006, the Company entered into a $30 million repurchase agreement that included an interest rate floor to mitigate interest rate risk in a declining rate environment. The repurchase agreement is collateralized by the purchase of a $30 million FNMA U.S. agency security. In addition, the Company added approximately $16.0 million in federal agency mortgage-backed securities, however such securities had a net increase of $11.6 million due to principal paydowns. Obligations of states and local government securities increased $18.7 million as the Company took advantage of relative value in that sector. It is the Company’s intention and strategic plan to rebalance the balance sheet and invest excess liquidity in securities, while managing its loan demand.

2005 compared to 2004 analysis. In 2005 the Company’s investment portfolio decreased $7.9 million or 39% primarily due to principal paydowns on the federal agency mortgage-backed securities. The proceeds received from the payoffs were used to fund the Company’s loan growth and reduce borrowings.

The following table summarizes the amortized cost, unrealized gains and losses, fair value and distribution of the Company’s investment securities as of the dates indicated:

Investment Portfolio

	As of December 31,
	2006				2005				2004
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in Thousands)
Available for Sale:
U.S. treasury and government agency securities	$30,000	$210	$—	$30,210	$—	$—	$—	$—	$200	$—	$(2)	$198
Federal agency mortgage-backed Securities	19,597	190	(61)	19,726	8,242	51	(120)	8,173	15,754	110	(113)	15,751
Obligations of states and local government securities	22,782	120	(189)	22,713	3,937	98	—	4,035	3,971	176	—	4,147

Total	$72,379	$520	$(250)	$72,649	$12,179	$149	$(120)	$12,208	$19,925	$286	$(115)	$20,096

The following table summarizes, as of December 31, 2006, the maturity characteristics of the investment portfolio, by investment category. Expected remaining maturities may differ from remaining contractual maturities because obligors may have the right to prepay certain obligations with or without penalties.

Investment Maturities and Repricing Schedule

	As of December 31, 2006
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
Available for Sale:
U.S. treasury and government agency securities	$—	0.00%	$30,210	5.45%	$—	0.00%	$—	0.00%	$30,210	5.45%
Federal agency mortgage-backed Securities	127	4.46%	12,527	5.11%	6,418	5.13%	654	5.24%	19,726	5.12%
Obligations of states and local government securities	1	6.77%	2,402	4.81%	4,675	4.20%	15,635	4.11%	22,713	4.20%

Total	$128	4.48%	$45,139	5.32%	$11,093	4.74%	$16,289	4.16%	$72,649	4.97%

As of December 31, 2006, 2005 and 2004, the Company’s investments in interest-bearing time certificates of deposit at other financial institutions totaled $2.9 million, $2.3 million and $4.0 million, respectively.

Cash and due from banks

Cash on hand and balances due from correspondent banks totaled $18.4 million at the end of 2006 and $16.9 million at the end of 2005. At December 31, 2006, cash and due from banks comprised 3.3% of total assets, compared to 3.7% at December 31, 2005. These balances fluctuate frequently and by large amounts depending on the status of cash items in process of collection and cash on hand, thus period-end balances are not optimal indicators of trends in cash and due from banks. Annual average balances provide a much more appropriate gauge. The average balance for 2006 was $12.2 million, an increase of $1.65 million or 15% from the average of $10.6 million for 2005. The increase from 2005 to 2006 is attributed to the increase in total deposits.

Deposits

Information concerning the average balance and average rates paid on deposits by deposit type for the past three fiscal years is contained in the Distribution, Rate, and Yield table located in the previous section on Results of Operations—Net Interest Income and Net Interest Margin. The composition and cost of the Company’s deposit base are important components in analyzing the Company’s net interest margin and balance sheet liquidity characteristics, both of which are discussed in greater detail in other sections herein. The Company’s liquidity is impacted by the volatility of deposits or other funding instruments, or in other words by the tendency of that money to leave the institution for rate-related or other reasons. Potentially, the most volatile deposits in a financial institution are jumbo certificates of deposits, meaning time deposits with balances that equal or exceed $100,000, as customers with balances of that magnitude are typically more rate-sensitive than customers with smaller balances. The Company’s community-oriented deposit gathering activities, however, seem to have gathered a base of local customers who tend to display more brand loyalty and thus are less likely to leave the Company than might otherwise be expected.

Total deposits were $456.5 million at December 31, 2006, compared to $401.3 million and $291.8 million at December 31, 2005 and 2004, respectively, and represented increases of 14% and 38% in 2006 and 2005, respectively.

2006 compared to 2005 analysis. Total deposits increased $55.2 million, or 14%, to $456.5 million at December 31, 2006 from $401.3 million at December 31, 2005. Noninterest-bearing demand deposits increased $5.0 million or 5% at December 31, 2006 as compared to December 31, 2005. Interest bearing and money market deposit accounts increased $10.3 million, or 8% at December 31, 2006 as compared to December 31, 2005. Savings deposit accounts decreased $10.0 million or 36% at December 31, 2006 as compared to December 31, 2005. Time deposits of $100,000 or greater increased $49.0 million, or 82% at December 31, 2006 as compared to December 31, 2005, and other time deposits increased $842,000, or 2%. The overall increase in deposits has helped maintain the Company’s liquidity position during 2006.

During the third quarter of 2006 the Bank launched a noninterest-bearing deposit sales campaign. As of December 31, 2006 the Bank was able to attract approximately $5.1 million in new noninterest-bearing deposits, based on average balance in 2006. The deposit sales campaign was the primary contributor to the increase in noninterest-bearing demand deposits from December 31, 2005 to December 31, 2006. The increase in interest-bearing and money market deposit accounts was primarily the result of the Company’s efforts to attract new customers. The increase in time deposits of $100,000 or greater was primarily the result of additional brokered certificates of deposit acquired to support our loan growth.

2005 compared to 2004 analysis. Total deposits increased $109.5 million, or 38%, to $401.3 million at December 31, 2005 from $291.8 million at December 31, 2004. Noninterest-bearing demand deposits increased $13.5 million or 15% at December 31, 2005 as compared to December 31, 2004. Interest-bearing demand deposits and money market accounts increased $67.7 million, or 68% at December 31, 2005 as compared to December 31, 2004. Savings deposit accounts increased $2.2 million or 8% at December 31, 2005 as compared to December 31, 2004. Time deposits of $100,000 or greater increased $20.0 million, or 50% at December 31, 2005 as compared to December 31, 2004, while other time deposits increased $6.1 million, or 18%.

The Company had a favorable increase in noninterest-bearing demand deposits from December 31, 2004 to December 31, 2005; however, the percentage to total average deposits remained approximately the same. This favorable increase is primarily attributable to new deposit relationships, coupled with an increase in deposits with our existing customers. The increase in interest-bearing demand deposits and money market accounts was primarily the result of additional money market deposits acquired as a result of a promotional money market account offered to businesses and consumers during 2005. The increase in time deposits of $100,000 or greater was primarily the result of additional brokered certificates of deposit acquired to support our loan growth. The overall increase in deposits has helped improve the Company’s liquidity position during 2005.

Cost of funds

The Company’s cost of funds is calculated as total interest expense on interest-bearing deposits and other interest-bearing liabilities, as a percentage of average interest-bearing deposits and other interest-bearing liabilities.

2006 compared to 2005 analysis. The rate paid on the Bank’s interest-bearing deposits increased to 3.25% for the year ended December 31, 2006 from 2.24% for the same period in 2005. For all interest bearing liabilities, the average rate for the year ended December 31, 2006 was 3.57% as compared to 2.53% for the same period in 2005. Market rate increases, the addition of $30 million repurchase agreement and the increase in rates paid on money market deposit accounts as a result of the Company’s efforts to attract new customers impacted the Company’s cost of funds.

From December 31, 2005 to December 31, 2006 the percentage of total average deposits represented by money market deposits changed to 37% from 29% while average noninterest-bearing demand deposits changed to 25% from 30%. The shift in this average deposit mix also contributed to the increased cost of funds in the year ended December 31, 2006 versus 2005.

2005 compared to 2004 analysis. From December 31, 2004 to December 31, 2005 market rate increases impacted the Company’s cost of funds. The rate paid on the Company’s interest-bearing liabilities increased to 2.53% at December 31, 2005 from 1.58% at December 31, 2004. The increase is attributable to the increases in rates paid on time deposits as a result of additional brokered certificates of deposit acquired to help support our loan growth, the rates paid on money market deposits as a result of a promotional money market account offered to businesses and consumers during 2005 and the variable rates paid on the Company’s subordinated notes payable to subsidiary trusts, due to the increases in the libor rate.

From December 31, 2004 to December 31, 2005 the percentage of total average deposits represented by time deposits $100,000 or greater changed to 17% from 15% while average savings deposits changed to 7% from 10%. Average money market deposits changed to 29% from 25% while average interest-bearing demand deposits as a percentage of total average deposits changed to 6% from 8%.

The following table summarizes the distribution of average daily deposits and the average daily rates paid for the periods indicated:

Average Deposits and Other Borrowings

	For the Years Ended December 31,
	2006		2005		2004
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in Thousands)
Demand deposits, noninterest bearing	$107,797	0.00%	$105,462	0.00%	$81,185	0.00%

Interest-bearing deposits:
Interest-bearing demand deposits	26,468	0.36%	21,400	0.26%	20,255	0.20%
Money market deposits	158,763	3.43%	99,052	2.25%	67,188	1.31%
Savings deposits	21,196	1.05%	24,655	0.76%	25,752	0.65%
Time deposits $100,000 or greater	75,377	4.27%	58,537	3.16%	39,144	2.01%
Other time deposits	38,993	3.72%	37,787	2.88%	32,811	1.93%

Total interest-bearing deposits	320,797	3.25%	241,431	2.24%	185,150	1.35%

FHLB borrowings	—	0.00%	22,255	2.92%	12,571	1.49%
Federal funds purchased	9	0.00%	708	2.68%	723	1.80%
Repurchase agreement	9,205	5.93%	—	0.00%	—	0.00%
Subordinated notes payable to subsidiary trusts	18,306	7.88%	14,492	6.73%	12,877	4.88%

Total deposits and other borrowings	$456,114	2.72%	$384,348	1.84%	$292,506	1.14%

Average rate excluding demand deposits		3.57%		2.53%		1.58%

The following table summarizes the composition of average deposits as a percentage of total average deposits for the periods indicated:

Percent of Total Average Deposit Composition

	For the Years Ended December 31,
	2006	2005	2004
	Percent of Total	Percent of Total	Percent of Total
Demand deposits, noninterest bearing	25.15%	30.41%	30.47%
Interest-bearing deposits:
Interest-bearing demand deposits	6.18%	6.17%	7.61%
Money market deposits	37.03%	28.55%	25.23%
Savings deposits	4.95%	7.11%	9.67%
Time deposits $100,000 or greater	17.59%	16.87%	14.70%
Other time deposits	9.10%	10.89%	12.32%

Total average deposits	100.00%	100.00%	100.00%

The following table sets forth the scheduled maturities of the Company’s time deposits in denominations of $100,000 or greater for the periods indicated:

	3 Months or Less	Over 3 Months Through 6 Months	Over 6 Months Through 12 Months	Over 12 Months	Total
	(Dollars in Thousands)
December 31, 2006	$52,251	$23,418	$24,308	$9,124	$109,101

December 31, 2005	$15,061	$11,100	$18,925	$15,007	$60,093

Other Borrowings

The Company utilizes other short-term borrowings to temporarily fund loan growth when customer deposit growth has not kept pace with increases in outstanding loan balances, or when additional liquidity is required to support higher customer cash utilization.

Short-term borrowings principally include overnight fed funds purchased and advances from the Federal Home Loan Bank of San Francisco (FHLB). The details of these borrowings for the years 2006, 2005, and 2004 are presented below:

Short-term Borrowings

	2006	2005	2004
	(dollars in thousands)
Federal funds purchased:
Balance at December 31,	$—	$—	$475
Average amount outstanding	$9	$708	$723
Maximum amount outstanding at any month end	$—	$7,000	$4,750
Average interest rate for the year	5.63%	2.68%	1.80%
FHLB Borrowings:
Balance at December 31,	$—	$—	$21,000
Average amount outstanding	$—	$22,255	$12,571
Maximum amount outstanding at any month end	$—	$40,000	$21,000
Average interest rate for the year	0.00%	2.92%	1.49%

Contractual Obligations

As of December 31, 2006, the Company had contractual obligations for the following payments, by type and period due:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
	(Dollars in Thousands)
Long-term debt obligations	$18,306	$—	$—	$—	$18,306
Operating lease obligations	2,329	1,036	1,037	256	—

Total	$20,635	$1,036	$1,037	$256	$18,306

Capital Resources

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

Shareholders’ equity

Total Shareholders’ equity was $42.2 million at December 31, 2006, compared to $33.4 million and $28.0 million at December 31, 2005 and 2004, respectively.

2006 compared to 2005 analysis. The increase of $8.8 million, or 26% as of December 31, 2006 was primarily due to $7.4 million in year-to-date net income, $542,000 credited to capital in relation to compensation expense associated with the vesting of stock options, the proceeds of $653,000 from the exercise of stock options and the issuance of restricted stock awards, and the $160,000 increase in the unrealized gain of marketable securities.

2005 compared to 2004 analysis. The increase of $5.4 million or 19% as of December 31, 2005 was primarily due to $5.1 million in year-to-date net income, the proceeds of $426,000 from the exercise of stock options and the issuance of restricted stock awards, and the $86,000 decline in the unrealized gain of marketable securities.

Regulatory

As of December 31, 2006, the Company’s Total Risk-Based and Tier 1 Risk-Based Capital Ratios were 12.92% and 10.83%, compared to 12.86% and 9.92% at December 31, 2005. The Company’s leverage ratio was 9.46%, compared to 9.02% at December 31, 2005.

As of December 31, 2006, the Bank’s Total Risk-Based and Tier 1 Risk-Based Capital Ratios were 12.47% and 11.22%, compared to 12.49% and 11.24% at December 31, 2005. The Bank’s Leverage Capital Ratio was 9.82%, compared to 10.21% at December 31, 2005.

As of the end of 2006, both the Company and the Bank were considered to be “well capitalized” by regulatory standards. We do not foresee any circumstances that would cause either the Company or the Bank to be less than “well capitalized”, although no assurance can be given that this will not occur.

Trust preferred securities

The Company has issued a total of $18 million in trust preferred securities through its unconsolidated wholly owned subsidiaries, Centennial Capital Trust I, Centennial Capital Trust II, and Centennial Capital Trust III. Trust preferred proceeds are generally considered to be Tier 1 or Tier 2 capital for regulatory purposes, but long-term debt in accordance with generally accepted accounting principles. At December 31, 2006, 25% of the Company’s Tier 1 capital consisted of trust preferred securities; however, no assurance can be given that trust preferred securities will continue to be treated as Tier 1 capital in the future.

Detailed information concerning the capital amounts and ratios for both the Company and the Bank is contained in Note 17 to the financial statements appearing elsewhere herein.

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

In order to augment liquidity, as of December 31, 2006 the Company had federal funds borrowing arrangements with five correspondent banks totaling $45.0 million, and a secured line of credit with the FHLB totaling approximately $34.3 million.

The Company’s liquidity ratio, with policy guidelines of “above 10%”, is a measure of liquid assets to deposits, plus short-term liabilities, plus Federal Home Loan Bank borrowings due within one year, less pledged deposits for treasury tax and loan. On a consolidated basis, the liquidity ratio increased to 17.03% at December 31, 2006 from 14.98% at December 31, 2005. The Company also monitors its net non-core funding dependence ratio, with policy guidelines of “less than 30%”. The net non-core dependence ratio is a measure of non-core liabilities less short-term investments, divided by long-term earning assets. The ratio was 24.65% at December 31, 2006 and 7.08% at December 31, 2005.

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

As of December 31, 2006, brokered deposits and public funds totaled $50.8 million and were 11.13% of total deposits.

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

The following table sets forth certain information with respect to the Company’s liquidity as of the periods indicated:

Liquidity

	December 31, 2006	December 31, 2005
	(Dollars in Thousands)
Cash and due from banks (net of federal reserve bank reserve requirement)	$17,771	$16,015
Federal funds sold	2,900	21,505
Interest-bearing deposits in financial institutions	2,922	2,334
Unpledged investment securities available for sale	40,815	11,904
Stock investments restricted, at cost	1,681	1,620
Cash surrender value of life insurance	11,639	6,735

Total liquid assets	$77,728	$60,113

Liquidity ratio:
Percentage of ending deposits and short-term liabilities	17.03%	14.98%

Market Risk Management

Market risk arises from changes in interest rates, exchange rates, commodity prices and equity prices. The Company’s market risk exposure is primarily that of interest rate risk, and it has established policies and procedures to monitor and limit earnings and balance sheet exposure to changes in interest rates. The Company does not engage in the trading of financial instruments, nor does the Company have exposure to currency exchange rates. The Company’s earnings depend primarily upon the difference between the income it receives from its interest earning assets and its cost of funds, principally interest expense incurred on interest-bearing liabilities. Interest rates charged by the Company on its loans are affected principally by the demand for loans, the supply of money available for lending purposes, and competitive factors. In turn, these factors are influenced by general economic conditions and other constraints beyond the Company’s control, such as governmental economic and tax policies, general supply of money in the economy, governmental budgetary actions and the actions of the federal reserve bank.

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

The fundamental objective of the Company’s management of its assets and liabilities is to maximize the economic value of the Company while maintaining adequate liquidity and an exposure to interest rate risk deemed by Management to be acceptable. Management believes an acceptable degree of exposure to interest rate risk results from the management of assets and liabilities through maturities, pricing and mix to attempt to neutralize the potential impact of changes in market interest rates. The Company’s profitability is dependent to a large extent upon its net interest income, which is the difference between its interest income on interest-earning assets such as loans and securities, and its interest expense on interest-bearing liabilities, such as deposits and borrowings. The Company, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets reprice differently than its interest-bearing liabilities, i.e., not at the same time, or to the same magnitude. The Company manages its mix of assets and liabilities with the goal of limiting its exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds. Interest income and interest expense are affected by general economic conditions and by competition in the marketplace. The Company’s interest rate and pricing strategies are driven by its asset/liability management analyses and by local market conditions.

In connection with the foregoing strategy, the Company studies the change in net interest income and net interest margin given immediate and parallel interest rate shocks over a 12-month horizon. The Company’s goal is to manage the effect of these changes within Board-established parameters of “less than a 15% change” for up/down 100 and 200 basis points. Shown below are possible changes to net interest income and the net interest margin based upon the model’s program under 100 and 200 basis points increases or decreases as of December 31, 2006:

Change (in Basis Points)	Net Interest Income (next twelve months)	Change in Net Interest Income	% Change in Net Interest Income	Net Interest Margin
(Dollars in Thousands)
+ 200	$32,909	$2,507	8.25%	6.35%
+ 100	31,664	1,261	4.15%	6.11%
0	30,402	—	0.00%	5.87%
– 100	29,172	(1,230)	(4.05)%	5.63%
– 200	27,926	(2,476)	(8.14)%	5.39%

These results indicate the effect of immediate rate changes, which are unlikely and do not consider the yield from reinvesting in short-term versus long-term instruments. The net interest margin will improve if rates rise and decline if rates fall. Management and the Board of Directors consider the results indicated by the report acceptable.

The following table sets forth the interest rate sensitivity of the Company’s interest-earning assets and interest-bearing liabilities as of the period indicated using the interest rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms. Actual payment patterns may differ from contractual payment patterns.

Interest Rate Sensitivity Analysis as of December 31, 2006

	Amounts Subject to Repricing Within
	0-12 Months	1-5 Years	After 5 Years	Non Sensitive	Total
	(Dollars in Thousands)
Assets
Federal funds sold	$2,900	$—	$—	$—	$2,900
Interest-bearing deposits with banks	1,308	1,515	99	—	2,922
Investment securities	128	45,139	27,382	—	72,649
Stock Investments, restricted, at cost	—	—	1,681	—	1,681
Loans, net of deferred fees	286,301	79,916	61,866	3,858	431,941
Allowance for loan losses	—	—	—	(5,741)	(5,741)
Cash surrender value of life insurance	—	—	11,639	—	11,639
Noninterest earning assets	—	—	—	33,136	33,136

Total assets	$290,637	$126,570	$102,667	$31,253	$551,127

Liabilities
Noninterest-bearing deposits	$—	$—	$—	$111,154	$111,154
Interest-bearing deposits	308,255	18,983	18,071	—	345,309
Repurchase agreement	30,000	—	—	—	30,000
Subordinated notes payable to subsidiary trusts	6,006	12,300	—	—	18,306
Noninterest paying liabilities	—	—	—	4,161	4,161
Shareholders’ equity	—	—	—	42,197	42,197

Total liabilities and shareholders’ equity	$344,261	$31,283	$18,071	$157,512	$551,127

Interest rate sensitivity gap	$(53,624)	$95,287	$84,596	$(126,259)
Cumulative interest rate sensitivity gap	$(53,624)	$41,663	$126,259	—

The preceding table indicates that the Company had a negative one-year cumulative gap of $53.6 million at December 31, 2006. This gap position suggests that we are liability-sensitive. In any interest rate environment, the opportunity to reprice assets in the same dollar amounts and at the same time as liabilities would minimize interest rate risk. The difference between the amounts of assets and liabilities repriced at the same time, or “gap,” represents the risk, or opportunity, in repricing. If more assets than liabilities are repriced at a given time in a rising rate environment net interest income would improve while in a declining rate environment net interest income would decline. If more liabilities than assets were repriced under the same conditions the opposite would result.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information concerning quantitative and qualitative disclosures about market risk is included as part of Part I, Item 1A above. See “Risk Factors” and Part II, Item 7 above. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Market Risk Management.”

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company and Subsidiary at December 31, 2006 and 2005 and for each of the years in the three-year period ended December 31, 2006, are included herein:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

    1st Centennial Bancorp and Subsidiary

    Redlands, California

We have audited the accompanying consolidated statements of condition of 1st Centennial Bancorp and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. We also have audited management’s assessment, appearing under Item 9A of the Form 10-K, that 1st Centennial Bancorp and subsidiary maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). 1st Centennial Bancorp and subsidiary’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 1st Centennial Bancorp and subsidiary as of December 31, 2006 and 2005, and the results of its operations and cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, management’s assessment that 1st Centennial Bancorp and subsidiary maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Furthermore, in our opinion, 1st Centennial Bancorp and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

/s/    HUTCHINSON AND BLOODGOOD LLP

Glendale, California

February 2, 2007

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

December 31, 2006 and 2005

(Dollars In Thousands, Except Share Data)

	2006	2005
ASSETS
Cash and due from banks	$18,385	$16,862
Federal funds sold	2,900	21,505

Total cash and cash equivalents	21,285	38,367
Interest-bearing deposits in financial institutions	2,922	2,334
Investment securities available for sale	72,649	12,208
Stock investments, restricted, at cost	1,681	1,620
Loans, net of allowance for loan losses of $5,741 and $ 5,376	426,200	381,153
Accrued interest receivable	3,469	2,425
Premises and equipment, net	3,152	3,652
Goodwill	4,180	4,180
Cash surrender value of life insurance	11,639	6,735
Other assets	3,950	3,518

Total assets	$551,127	$456,192

LIABILITIES
Deposits:
Noninterest-bearing	$111,154	$106,121
Interest-bearing	345,309	295,154

Total deposits	456,463	401,275
Accrued interest payable	432	170
Repurchase agreement	30,000	—
Other liabilities	3,729	3,020
Subordinated notes payable to subsidiary trusts	18,306	18,306

Total liabilities	508,930	422,771

COMMITMENTS AND CONTINGENCIES (Notes 13 and 15)
SHAREHOLDERS’ EQUITY
Common stock, no par value; authorized 10,000,000 shares, issued and outstanding 3,212,215 and 2,100,075 shares at December 31, 2006 and 2005, respectively	27,998	26,803
Retained earnings	14,038	6,617
Accumulated other comprehensive income	161	1

Total shareholders’ equity	42,197	33,421

Total liabilities and shareholders’ equity	$551,127	$456,192

The accompanying notes are an integral part of these consolidated financial statements.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS

Years Ended December 31, 2006, 2005 and 2004

(Dollars In Thousands, Except Per Share Data)

	2006	2005	2004
Interest income:
Loans, including fees	$38,065	$32,097	$22,442
Deposits in financial institutions	125	134	200
Federal funds sold	1,010	350	66
Investments:
Taxable	1,148	450	841
Tax-exempt	395	165	169

Total interest income	40,743	33,196	23,718

Interest expense:
Interest bearing demand and savings deposits	5,768	2,472	1,085
Time deposits $100,000 or greater	3,217	1,852	788
Other time deposits	1,450	1,089	634
Interest on borrowed funds	1,989	1,643	828

Total interest expense	12,424	7,056	3,335

Net interest income	28,319	26,140	20,383
Provision for loan losses	1,320	2,140	2,098

Net interest income after provision for loan losses	26,999	24,000	18,285

Noninterest income:
Customer service fees	1,344	1,376	1,221
Gains from sale of loans	373	1,394	295
Conduit loan sale income	684	972	398
Other income	623	714	694

Total noninterest income	3,024	4,456	2,608

Noninterest expense:
Salaries and employee benefits	9,697	11,445	9,913
Net occupancy expense	2,216	2,051	1,462
Other operating expenses	5,847	6,617	4,705

Total noninterest expense	17,760	20,113	16,080

Income before provision for income taxes	12,263	8,343	4,813
Provision for income taxes	4,836	3,260	1,793

Net income	$7,427	$5,083	$3,020

Basic earnings per share[20]	$2.33	$1.62	$0.98

Diluted earnings per share[20]	$2.12	$1.51	$0.91

[20]	As adjusted for the 50% stock distribution declared to shareholders of record on March 3, 2006, and distributed April 3, 2006.

The accompanying notes are an integral part of these consolidated financial statements.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2006, 2005 and 2004

(Dollars In Thousands, Except Share Data)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2003	1,502,281	$20,456	$3,692	$252	$24,400

Comprehensive income:
Net income	—	—	3,020	—	3,020
Change in net unrealized gain on investment securities available for sale, after tax effects	—	—	—	(165)	(165)

Total comprehensive income					2,855

Stock dividend	378,664	—	—	—	—
Cash paid in lieu of fractional shares	—	—	(6)	—	(6)
Compensation expense on incentive stock options	—	10	—	—	10
Issuance of restricted stock awards	9,000	41	—	—	41
Exercise of stock options, including tax benefit	49,666	701	—	—	701

Balance, December 31, 2004	1,939,611	21,208	6,706	87	28,001
Comprehensive income:
Net income	—	—	5,083	—	5,083
Change in net unrealized gain on investment securities available for sale, after tax effects	—	—	—	(86)	(86)

Total comprehensive income					4,997

Stock dividend	135,815	5,161	(5,161)	—	—
Cash paid in lieu of fractional shares	—	—	(11)	—	(11)
Compensation expense on incentive stock options	—	8	—	—	8
Vesting on issuance of restricted stock awards	—	41	—	—	41
Exercise of stock options, including tax benefit	24,649	385	—	—	385

Balance, December 31, 2005	2,100,075	26,803	6,617	1	33,421
Comprehensive income:
Net income	—	—	7,427	—	7,427
Change in net unrealized gain on investment securities available for sale, after tax effects	—	—	—	160	160

Total comprehensive income					7,587

Stock distribution	1,062,656	—	—	—	—
Cash paid in lieu of fractional shares	—	—	(6)	—	(6)
Compensation expense on incentive stock options	—	542	—	—	542
Retirement of unvested restricted stock awards	(578)	—	—	—	—
Vesting on issuance of restricted stock awards	—	36	—	—	36
Exercise of stock options, including tax benefit	50,062	617	—	—	617

Balance, December 31, 2006	3,212,215	$27,998	$14,038	$161	$42,197

The accompanying notes are an integral part of these consolidated financial statements.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2006, 2005 and 2004

(Dollars In Thousands)

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,427	$5,083	$3,020
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	675	662	528
Loss (gain) on disposal of equipment	(7)	16	5
Provision for loan losses	1,320	2,140	2,098
Loss (gain) from sale of investments	(3)	5	—
Amortization of deferred loan fees	(1,714)	(2,157)	(1,780)
Amortization of excess purchase value of deposits	9	14	14
Stock compensation expense	578	49	51
Deferred income tax benefit	(178)	(625)	(688)
Amortization of excess value of loans	—	38	33
Net amortization on investments and interest-bearing deposits	62	204	525
Increase in cash surrender value of life insurance	(404)	(247)	(282)
Increase in assets:
Accrued interest receivable	(1,044)	(1,659)	(56)
Other assets	(318)	(135)	(614)
Increase (decrease) in liabilities:
Accrued interest payable	262	(145)	91
Other liabilities	709	1,086	398

Net cash provided by operating activities	7,374	4,329	3,343

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits in financial institutions	(514)	1,691	842
Activity in available-for-sale securities:
Purchase of securities	(37,266)	—	—
Proceeds from sales, maturities and principal repayments of securities	6,907	7,491	14,753
Purchases of Federal Home Loan Bank stock	(61)	(5)	(748)
Net increase in loans	(44,653)	(73,144)	(120,159)
Additions to bank premises and equipment	(168)	(1,217)	(1,178)
Purchase of life insurance policies	(4,500)	—	—

Net cash used in investing activities	(80,255)	(65,184)	(106,490)

The accompanying notes are an integral part of these consolidated financial statements.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years Ended December 31, 2006, 2005 and 2004

(Dollars In Thousands)

	2006	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in noninterest-bearing demand deposits	$5,033	$13,501	$25,984
Net increase in interest-bearing deposits	50,155	95,972	53,045
Repayments of federal funds purchased	—	(475)	(1,375)
Proceeds from (repayments of) Federal Home Loan Bank borrowings	—	(21,000)	13,400
Proceeds from issuance of trust preferred securities	—	5,155	7,145
Cash dividends paid in lieu of fractional shares	(6)	(11)	(6)
Proceeds from exercise of stock options	617	385	701

Net cash provided by financing activities	55,799	93,527	98,894

Net increase (decrease) in cash and cash equivalents	(17,082)	32,672	(4,253)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	38,367	5,695	9,948

CASH AND CASH EQUIVALENTS, END OF YEAR	$21,285	$38,367	$5,695

SUPPLEMENTARY INFORMATION:
Interest paid	$12,153	$7,187	$3,244

Income taxes paid	$5,468	$3,677	$2,564

NON CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of investment securities through a repurchase agreement	$30,000	$—	$—

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

In consolidating, the Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under accounting principles generally accepted in the United States. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, variable interest entities (VIEs) are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in an entity is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The Company’s wholly owned subsidiaries, Centennial Capital Trust I, Centennial Capital Trust II and Centennial Capital Trust III, are VIEs for which the Company is not the primary beneficiary. Accordingly, the accounts of these entities are not included in the Company’s consolidated financial statements.

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

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES—(Continued)

Investment Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at cost. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains or losses excluded from earnings and reported in other comprehensive income, net of related tax. There were no debt securities “held to maturity” at December 31, 2006 and 2005.

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

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES—(Continued)

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Fair value is based on commitments on hand from investors or prevailing market prices. Net unrealized losses, if any, are recognized through a valuation allowance by a charge to income. The Company actively generates Small Business Administration (SBA) loans as part of its primary operating activity of making loans. The guaranteed portion of each individual loan is sold on the secondary market simultaneously with the booking, and therefore the Company has no inventory “held for sale,” unlike some institutions that warehouse loans to sell as “pools.” The Company retains the unguaranteed portion of the SBA loans. The total gain on sale of loans was $373,000 or 0.85% of gross revenue for 2006, $1.394 million or 3.7% for 2005 and $295,000 or 1.12% for 2004. The Company reported the gain on sale of loans as operating activities on the Consolidated Statement of Cash Flows.

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

Premises and Equipment

Land is carried at cost. Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives on a straight-line basis, which range from 3 to 39 years. Leasehold improvements are amortized over the shorter of their estimated useful life or life of related leases, whichever is shorter.

Goodwill and Other Intangible Assets

Goodwill is carried as an asset on the Company’s statement of condition, and is evaluated at least once per year for impairment. If the carrying value of the goodwill is determined to be impaired, the Company will write-down the amount of goodwill to its estimated value. The amount of goodwill written-off will be expensed in the year impairment is determined. There were no changes to the carrying amount of goodwill during the years ended December 31, 2006 and 2005.

Other intangible assets consist of one-time loan and deposit fair value adjustments. These fair value adjustments are amortized on a straight-line basis with remaining lives of up to one year.

Foreclosed Real Estate

Assets acquired through, or in lieu of, loan foreclosures are held for sale and are initially recorded at fair value less estimated cost to sell at the date of foreclosure, establishing a new cost basis. Troubled loans are transferred to foreclosed real estate upon completion of formal foreclosure proceedings.

Costs relating to development and improvement of foreclosed real estate are capitalized, whereas costs relating to holding property are expensed. The portion of interest costs relating to development of real estate is capitalized.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES—(Continued)

Foreclosed Real Estate (Continued)

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

Advertising cost

Advertising costs are accrued then paid as incurred.

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

Stock Incentive Plan

The Company has a stock incentive plan that includes, among other awards, both incentive and nonqualified stock options, and authorizes the issuance of stock options to salaried employees and non-employee directors (See Note 11).

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123R (Revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R supersedes APB No. 25 and amends FASB Statement No. 95, Statement of Cash Flows. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense through the income statement based on their fair values at issue date. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow required under current guidelines.

The Company adopted the provisions of SFAS 123R, effective January 1, 2006, using the modified prospective method and began recording compensation expense associated with stock-based awards in accordance with SFAS No. 123R. Stock-based compensation expense was $542,000 for the year ended December 31, 2006 net of related tax benefits.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES—(Continued)

Stock Incentive Plan (Continued)

As a result of the adoption of SFAS No. 123R and based on the stock-based compensation awards outstanding as of December 31, 2006, the Company expects to recognize additional pre-tax compensation cost (in thousands) as follows:

2007	2008	2009	2010	2011	Total
$425	$332	$270	$261	$32	$1,320

Future levels of compensation cost recognized related to stock-based compensation awards (including the aforementioned expected costs during the period of adoption) may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption of this standard.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model for those options granted through December 31, 2005 and the Binomial method for those options granted after December 31, 2005. Under both methods, the following weighted average assumptions were used for option granted in 2006, 2005 and 2004, to arrive at the fair value for each grant:

	2006	2005	2004
Dividend yield	0%	0%	0%
Expected volatility	21.50%	21.88%	22.30%
Risk free interest rate	4.65%	4.15%	4.23%
Expected term	10 years	10 years	10 years

The expected volatility is based on historical volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

The following table illustrates the effect on the Company’s net income and earnings per share, had the Company applied the fair value recognition provision of SFAS 123R for the years ended December 31, 2005 and 2004:

	Years Ended December 31,
	2005	2004
Net income:
As reported	$5,083	$3,020
Pro forma	4,791	2,462
Compensation cost, net of taxes	$292	$558

Basic earnings per share:
As reported	$1.62	$0.98
Pro forma	1.53	0.80

Diluted earnings per share:
As reported	$1.51	$0.91
Pro forma	1.42	0.74

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES—(Continued)

Employee Stock Ownership Plan with 401(k) Provisions (KSOP)

Contributions expense is recognized based on cash contributions paid or committed to be paid to the KSOP. All shares held by the KSOP are deemed outstanding for purposes of earnings per share calculations. Dividends declared on all shares held by the KSOP are charged to the Company’s retained earnings.

Earnings Per Share21

Basic earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock grants and stock options and are determined using the treasury stock method. Weighted-average number of common shares outstanding for basic earnings per share amounted to 3,186,668, 3,128,809 and 3,068,549 for 2006, 2005 and 2004, respectively. Weighted-average number of common shares outstanding for dilutive earnings per share amounted to 3,511,324, 3,369,527 and 3,322,197 for 2006, 2005 and 2004, respectively.

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

The components of other comprehensive income at December 31 are as follows:

	2006	2005	2004
Unrealized holding gain (loss) on Available for sale securities	$260	$(148)	$(275)
Reclassification adjustment for (gains) losses realized in income	(3)	5	—

Net unrealized loss	257	(143)	(275)
Tax effect	(97)	57	110

Unrealized gain (loss) net-of-tax	$160	$(86)	$(165)

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109”) which is effective for fiscal years beginning after December 15,

[21]	All share and per share information has been adjusted to reflect the 50% stock distribution declared to shareholders of record on March 3, 2006, and distributed April 3, 2006.

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

In February 2006, the FASB published SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The statement resolves issues addressed in SFAS No. 133 Implementation Issue No. Dl, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to SFAS No. 133 requirements. SFAS No. 155 also establishes a requirement to evaluate interests in securitized financial assets in order to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a QSPE from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election may also be applied upon adoption of SFAS No. 155 for hybrid financial instruments that had been bifurcated under paragraph 12 of SFAS No. 133 prior to the adoption of SFAS No. 155. The Company does not expect adoption of SFAS No. 155 will have a material affect on the consolidated financial statements results of operations or liquidity of the Company.

In March of 2006, the FASB published SFAS No. 156, Accounting for Servicing of Financial Assets, which amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for servicing of financial assets. SFAS No. 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized servicing assets and liabilities, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods: (1) the amortization of servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss or (2) the reporting of servicing assets or liabilities at fair value at each reporting date and reporting changes in fair value in earnings in the period in which the changes occur. SFAS No. 156 also requires additional disclosures for all separately recognized servicing rights. Early adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. SFAS No. 156 is effective the earlier of the date an entity adopts the requirements of SFAS No. 156, or as of the beginning of its first fiscal year beginning after September 15, 2006. An entity should apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions after the effective date of SFAS No. 156. The Company does not expect adoption of SFAS No. 156 will have a material affect on the consolidated financial statements results of operations or liquidity of the Company.

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

In September 2006, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 06-4 (“EITF 06-4”), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires employers to recognize a liability for future benefits provided through endorsement split-dollar life insurance arrangements that extend into postretirement periods in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” or APB Opinion No. 12, “Omnibus Opinion—1967.” The provisions of EITF 06-4 are effective for the Company on January 1, 2007 and are to be applied as a change in accounting principle either through a cumulative-effect adjustment to retained earnings or other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption; or through retrospective application to all prior periods. The Company is currently evaluating the financial statement impact of adoption of EITF 06-4.

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

Note 2. RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Bank is required to maintain an average account balance with the Federal Reserve Bank. At December 31, 2006 and 2005, the Company met the requirements which amounted to $614,000, and $847,000, respectively.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. INVESTMENT SECURITIES, AVAILABLE FOR SALE

The following is a comparison of amortized cost and fair value of investment securities at December 31, 2006 and 2005:

	2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US agency securities	$30,000	$210	$—	$30,210
Federal agency mortgage-backed securities	19,597	190	(61)	19,726
Obligations of states and local government securities	22,782	120	(189)	22,713

	$72,379	$520	$(250)	$72,649

	2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Federal agency mortgage-backed securities	$8,242	$51	$(120)	$8,173
Obligations of states and local government securities	3,937	98	—	4,035

	$12,179	$149	$(120)	$12,208

The amortized cost and fair value of investment securities available for sale at December 31, 2006, by contractual maturity, are shown below. Expected maturities for mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or retire obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Within one year	$1	$1
Over 1 year to 5 years	32,361	32,612
Over 5 years to 10 years	4,632	4,675
Over 10 years	15,788	15,635

	52,782	52,923
Federal agency mortgage-backed securities	19,597	19,726

	$72,379	$72,649

As of December 31, 2006 and 2005, U.S. treasury and agency securities, federal agency mortgage-backed securities and obligations of states and local government securities with an amortized cost of $31,331,000 and $302,000 and fair values of $31,584,000 and $304,000 respectively, were pledged as collateral as required or permitted by law.

During the year ended December 31, 2006, the Company sold 17 securities with proceeds of $3,302,000 and a net realized gain of $3,000. The tax provision applicable to this realized gain amounted to $1,000. During the year ended December 31, 2005, the Company sold one security with proceeds of $200,000 and a gross realized loss of $5,000. The tax benefit applicable to this realized loss amounted to $2,000.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. INVESTMENT SECURITIES, AVAILABLE FOR SALE—(Continued)

Information pertaining to securities with gross unrealized losses at December 31, 2006, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		Over 12 Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Federal agency mortgage-backed securities	$(22)	$5,400	$(39)	$2,373
Obligations of states and local government securities	(189)	16,312	—	—

	$(211)	$21,712	$(39)	$2,373

At December 31, 2006, the aggregate depreciation of the investment securities with unrealized losses was 1.03% from the Company’s amortized cost basis. These unrealized losses relate principally to long-term Federal agency mortgage-backed securities and obligations of states and local government securities. The securities are well secured, and the Company has the ability to hold them to maturity. Thus, no declines are deemed to be other than temporary.

Note 4. STOCK INVESTMENTS, RESTRICTED

Restricted stock investments include the following at December 31, and are recorded at cost:

	2006	2005
Pacific Coast Bankers’ Bank stock	$487	$487
Federal Home Loan Bank stock	1,194	1,133

	$1,681	$1,620

The Bank is required to hold shares of stock in the Federal Home Loan Bank of San Francisco (FHLB) based on the greater of 1% of the membership asset value, which is calculated using Call Report data from the most recent year end, or 4.7% of its advances from the FHLB as of the most recent quarter end.

Note 5. LOANS

The composition of the Company’s loan portfolio at December 31 is as follows:

	2006	2005
Real estate loans
Construction and development	$174,040	$137,292
Residential	3,063	3,440
Commercial and multi-family	77,245	84,813
Commercial loans	165,765	151,207
Consumer loans	4,764	2,784
Equity lines of credit	6,762	7,644
Credit card and other loans	1,652	1,304

Total loans	433,291	388,484
Less unearned income	(1,350)	(1,955)
Less allowance for loan losses	(5,741)	(5,376)

Net loans	$426,200	$381,153

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. LOANS—(Continued)

Changes in the allowance for loan losses are summarized as follows:

	2006	2005	2004
Balance as of January 1	$5,376	$4,137	$2,108
Provision charged to expense	1,320	2,140	2,098
Loans charged-off	(1,123)	(1,008)	(155)
Recoveries of loans previously charged-off	168	107	86

Balance as of December 31	$5,741	$5,376	$4,137

Loans serviced for others are not included in the accompanying statements of condition. The unpaid principal balances of loans serviced for others were $54,711,000 and $90,900,000 at December 31, 2006 and 2005, respectively.

The balance of capitalized loan servicing rights included in other assets was $409,000 and $439,000 at December 31, 2006 and 2005, respectively.

The following table is a summary of information pertaining to impaired loans as of December 31:

	2006	2005
Impaired loans without a valuation allowance	$2,880	$83
Impaired loans with a valuation allowance	978	911

Total impaired loans	$3,858	$994

Valuation allowance related to impaired loans	$304	$284

Total non-accrual loans	$3,858	$994

Total loans past-due ninety days or more and still accruing	$—	$—

	Years Ended December 31,
	2006	2005	2004
Average investment in impaired loans	$1,707	$416	$254

For the years ended December 31, 2006, 2005 and 2004, there was no interest income recognized on impaired loans on a cash basis. No additional funds were committed to be advanced in connection with impaired loans.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. PREMISES AND EQUIPMENT

Premises and equipment at December 31 consist of the following:

	2006	2005
Land	$132	$132
Building	1,133	1,133
Equipment, leasehold improvements, furniture and fixtures	6,209	6,066
Construction in progress	45	42

Total	7,519	7,373
Less accumulated depreciation and amortization	(4,367)	(3,721)

	$3,152	$3,652

Total depreciation expense amounted to $675,000, $662,000 and $528,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company leases space for branch and loan premises. Pursuant to the terms of the noncancelable operating lease agreements in effect at December 31, 2006, future minimum rent commitments under these leases are as follows:

	Operating Lease Expense	Sublease Income	Net Lease Expense
2007	$1,036	$76	$960
2008	586	11	575
2009	451	—	451
2010	236	—	236
2011	20	—	20

	$2,329	$87	$2,242

Gross rent expense for the years ended December 31, 2006, 2005 and 2004 amounted to $887,000, $855,000 and $569,000, respectively. Total sublease income for the years ended December 31, 2006, 2005 and 2004 amounted to $83,000, $61,000 and $51,000, respectively.

Note 7. DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or greater at December 31, 2006 and 2005 were $109,101,000 and $60,093,000, respectively.

A summary of total time deposits by maturity at December 31 is as follows:

	2006	2005
Within 1 year	$130,234	$70,640
After 1 year through 3 years	17,117	20,600
After 3 years through 5 years	1,866	7,937
After 5 years	—	190

	$149,217	$99,367

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. REPURCHASE AGREEMENT

In September 2006, the Company entered into a repurchase agreement totaling $30.0 million, which was collateralized with the acquisition of a $30.0 million US agency security. The average amount outstanding and the maximum month end balance outstanding during the year were $9.2 million and $30.0 million, respectively. Interest is at 3-month LIBOR (5.35% at December 31, 2006) plus .53% with an additional downward adjustment if LIBOR falls below 5.4%. The interest rate was 5.84% at December 31, 2006 with an average interest rate of 5.93% during the year. As of December 31, 2006, the $30.0 million repurchase agreement matures within three years. These borrowings are secured by a US agency security classified as available for sale with a carrying value of $30.2 million. The repurchase agreement is carried at cost and as structured, does not result in holding a derivative instrument.

Note 9. SUBORDINATED NOTES PAYABLE TO SUBSIDIARY TRUSTS

Centennial Capital Trust I

On July 11, 2002, Centennial Capital Trust I, a newly formed Delaware statutory business trust and a wholly-owned subsidiary of the Company (the Trust), issued an aggregate of $6.0 million of principal amount of Floating Rate TRUPS® (Capital Trust Pass-through Securities of the Trust) (the Trust Preferred Securities). Salomon Smith Barney, Inc. acted as placement agent in connection with the offering of the Trust Preferred Securities. The securities issued by the Trust are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. The entire proceeds to the Trust from the sale of the Trust Preferred Securities were used by the Trust in order to purchase $6.0 million in principal amount of the Floating Rate Junior Subordinated Deferrable Interest Debentures due 2032 issued by the Company (the Subordinated Debt Securities).

The Subordinated Debt Securities bear a variable interest rate equal to LIBOR plus 3.65% (5.37% + 3.65% = 9.02% at December 31, 2006), with a maximum rate of 12.5% through the first call date in July 2007. The Company used approximately $4 million of the approximately $5.8 million in net proceeds it received from the Subordinated Debt Securities to retire long-tem debt. Total broker and legal costs associated with the issuance amounted to $191,500 and are being amortized over a 10-year period.

Centennial Capital Trust II

On January 15, 2004, Centennial Capital Trust II, a newly formed Delaware statutory business trust and a wholly-owned subsidiary of the Company (the Trust), issued an aggregate of $7.0 million of principal amount of Floating Rate TRUPS® (Capital Trust Pass-through Securities of the Trust) (the Trust Preferred Securities). Bear Stearns & Co., Inc. acted as placement agent in connection with the offering of the Trust Preferred Securities. The securities issued by the Trust are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. The entire proceeds to the Trust from the sale of the Trust Preferred Securities were used by the Trust in order to purchase $7.0 million in principal amount of the Floating Rate Junior Subordinated Deferrable Interest Debentures due 2034 issued by the Company (the Subordinated Debt Securities).

The Subordinated Debt Securities bear a variable interest rate equal to LIBOR plus 2.85%. (5.37% + 2.85% = 8.22% at December 31, 2006). The Company used the proceeds of approximately $7 million as a capital infusion for its subsidiary 1st Centennial Bank in August 2004. Total broker and legal costs associated with the issuance amounted to $87,500 and are being amortized over a 5-year period.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. SUBORDINATED NOTES PAYABLE TO SUBSIDIARY TRUSTS—(Continued)

Centennial Capital Trust III

On September 28, 2005, Centennial Capital Trust III, a newly formed Delaware statutory business trust and a wholly-owned subsidiary of the Company (the Trust), issued an aggregate of $5.0 million of principal amount of Floating Rate TRUPS® (Capital Trust Pass-through Securities of the Trust) (the Trust Preferred Securities). RBC Dain Rauscher acted as placement agent in connection with the offering of the Trust Preferred Securities. The securities issued by the Trust are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. The entire proceeds to the Trust from the sale of the Trust Preferred Securities were used by the Trust in order to purchase $5.0 million in principal amount of the Floating Rate Junior Subordinated Deferrable Interest Debentures due 2035 issued by the Company (the Subordinated Debt Securities).

The Subordinated Debt Securities bear interest at 6.032% for the first five years through December 15, 2010 and at a variable interest rate equal to LIBOR (5.37% at December 31, 2006) plus 1.45% thereafter. The Company used the proceeds of approximately $5 million as a capital infusion for its subsidiary, 1st Centennial Bank, in September 2005. There was no cost to the Trust associated with the issuance.

As of December 31, 2006, accrued interest payable to Centennial Capital Trust I, II and III aggregated $289,000 and is included in other liabilities in the accompanying statement of condition.

Note 10. RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has granted loans to certain directors, principal officers, their immediate families, and affiliated companies in which they are principal shareholders. All loans were made under terms that are consistent with the Company’s normal lending policies.

Aggregate related party loan transactions were as follows:

	2006	2005
Balance as of January 1	$2,430	$2,270
Net borrowings	26	160

Balance as of December 31	$2,456	$2,430

Deposits from related parties held by the Company at December 31, 2006 and 2005 totaled $3,965,000 and $2,720,000, respectively.

Note 11. STOCK OPTIONS22

The Company has an omnibus stock incentive plan which includes, among other awards, both incentive and nonqualified stock options, and authorizes the issuance of stock options to salaried employees and non-employee directors. Incentive stock options are only available to employees of the Company, while nonqualified stock options are available to directors of the Company.

[22]	All share and per share information has been adjusted to reflect the 50% stock distribution declared to shareholders of record on March 3, 2006, and distributed April 3, 2006.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. STOCK OPTIONS—(Continued)

The Company’s Board of Directors is responsible for administrating the Plan. Option prices are determined by the Company’s directors and must be equal to or greater than the prevailing market price of the Company’s common stock at the time the option is granted. Options are vested at a rate of 20% a year for five years and expire ten years from the date the options are granted. The maximum number of shares reserved for issuance upon exercise of options under the Plan is 712,029 shares of the Company’s capital stock. The number of stock options remaining available for future issuance is 109,805. Options issued have an exercise price ranging from $2.68 to $33.00 per share. Upon exercise of stock options, it is the Company’s policy to issue new shares of stock rather than repurchase existing shares.

The following is a summary of the Company’s stock option activity for 2006 and 2005:

	2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options granted and outstanding at beginning of year	563,075	$12.97	571,808	$13.09
Stock dividends/distributions	—	—	40,028	—
Options granted	133,375	24.41	22,197	23.44
Options exercised	(63,135)	9.78	(37,494)	10.26
Options forfeited	(31,091)	16.32	(33,464)	12.90

Options granted and outstanding at end of year	602,224	$15.66	563,075	$12.97

Options exercisable at year-end	342,891	$11.76	311,029	$10.61
Weighted average fair value of options granted during year		$15.61		$10.00

Information pertaining to options outstanding at December 31, 2006 and 2005 are as follows:

	2006
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.68 to $ 15.00	334,136	5.06 years	$9.59	270,481	$8.96
$15.01 to $ 33.00	268,088	8.55 years	$23.22	72,410	$22.22

Options outstanding at end of year	602,224	6.61 years	$15.66	342,891	$11.76

The intrinsic value of options exercised during the year ended December 31, 2006 was $1.1 million.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. STOCK OPTIONS—(Continued)

The aggregate intrinsic values of stock options outstanding and exercisable at December 31, 2006 were $10.9 million and $7.5 million, respectively.

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested options, December 31, 2005	252,046	$10.08
Options granted	133,375	$15.61
Options vested	(94,997)	$6.93
Options canceled	(31,091)	$11.21

Non-vested options, December 31, 2006	259,333	$13.06

Note 12. INCOME TAXES

The components of the provision for income taxes at December 31 are as follows:

	2006	2005	2004
Current tax provision:
Federal	$3,698	$2,889	$1,823
State	1,316	996	658

	5,014	3,885	2,481

Deferred tax provision (benefit):
Federal	(143)	(527)	(532)
State	(35)	(98)	(156)

	(178)	(625)	(688)

	$4,836	$3,260	$1,793

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	2006	2005	2004
Statutory tax rates	35.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	7.2	7.2	7.2
Municipal bond income	(1.2)	(0.7)	(1.3)
Cash surrender value of life insurance	(1.5)	(1.3)	(2.6)
Stock compensation expense	1.8	—	—
Other, net	(1.9)	(.1)	—

Effective tax rates	39.4%	39.1%	37.3%

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. INCOME TAXES—(Continued)

The tax effects of the temporary differences in income and expense items that give rise to deferred taxes at December 31 are as follows:

	2006	2005
Deferred tax assets:
Allowance for loan losses	$2,040	$2,019
Employee benefit plans	327	183
State income taxes	447	338
Depreciation and amortization	22	—

	2,836	2,540

Deferred tax liabilities:
Net unrealized gain on investment securities available-for-sale	(111)	(12)
Depreciation and amortization	—	(7)
Deferred loan costs	(119)	(116)
Goodwill	(465)	(378)
FHLB stock dividends	(72)	(47)
Restricted stock awards	(38)	(28)

	(805)	(588)

Net deferred tax asset	$2,031	$1,952

Note 13. COMMITMENTS AND CONTINGENCIES

Financial Instruments with Off-Balance-Sheet Risk

The Company is a party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of condition.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments.

As of December 31, 2006 and 2005, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2006	2005
Standby letters of credit	$3,231	$2,642
Unadvanced funds on construction and development loans	143,676	133,206
Unadvanced funds on commercial loans	63,235	51,531
Unadvanced funds on consumer loans	5,304	2,740
Unadvanced funds on equity lines of credit	10,986	6,195
Unadvanced funds on credit card and other loans	3,060	2,090

	$229,492	$198,404

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. COMMITMENTS AND CONTINGENCIES—(Continued)

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

Standby letters of credit written are conditional commitments issued by the Company to guarantee the financial performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. When deemed necessary, the Company holds appropriate collateral supporting those commitments. Management does not anticipate any material losses as a result of these transactions. The Company considers standby letters of credit to be guarantees under FIN 45. The amount of the liability related to guarantees on December 31, 2006 was immaterial.

Legal Proceedings

Various legal claims may arise from time to time in the normal course of business, which in the opinion of management will have no material effect on the Company’s consolidated financial statements.

Employment Agreements and Special Termination Agreements

The Company has entered into employment agreements with two of its key officers. The agreements provide for a specified minimum annual compensation and the continuation of benefits currently received. However, employment under the agreements may be terminated for cause, as defined, without incurring any continuing obligations. The agreements also acknowledge the establishment of a salary continuation plan to provide benefits to certain executive officers at the age of retirement. (See Note 16)

Both of the employment agreements contain special termination clauses which provide for certain lump sum severance payments within a specified period following a “change in control,” as defined in the agreements.

Note 14. EMPLOYEE BENEFIT PLANS

Employee Stock Ownership Plan with 401(k) Provisions (KSOP)

The Company has established an employee stock ownership plan with 401(k) provisions (KSOP) covering substantially all employees of the Company. Employees who have completed six months of service and have attained age 21 are eligible to participate in the KSOP. Employees become fully vested after five years of service. Contributions to the KSOP, whether in cash or securities, are made at the discretion of the Company’s Board of Directors in an amount not to exceed the maximum allowable as an income tax deduction. No contributions were made to the employee stock ownership plan portion of the KSOP during the years ended December 31, 2006, 2005 and 2004.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. EMPLOYEE BENEFIT PLANS—(Continued)

Employee Stock Ownership Plan with 401(k) Provisions (KSOP) (Continued)

The Company’s 401(k) savings and retirement provision to the KSOP includes substantially all employees. The employees attain vesting in the Company’s contribution over six years. Employees may contribute up to 75% of their compensation, subject to certain limits based on federal tax laws. Under the terms of the KSOP, the Company may make matching contributions at the discretion of the Board of Directors. Matching Contributions to the 401(k) portion of the KSOP by the Company amounted to $166,000, $227,000 and $186,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 15. CONCENTRATION OF CREDIT RISK

The Company services customers in Redlands, Brea, Escondido, Palm Desert, Irwindale and Temecula and has no concentration of deposits with any one particular customer or industry.

At December 31, 2006 and 2005, the Company had approximately $17,164,000 and $15,805,000, respectively, of noninterest-bearing deposits with its correspondent banks. At December 31, 2006 and 2005, approximately 59% and 58%, respectively, of the Company’s loan portfolio consisted of construction and development, residential, commercial and multi-family loans.

Note 16. SALARY CONTINUATION AGREEMENTS

The Company has entered into salary continuation agreements, which provide for payments to certain officers at the age of retirement. Included in other liabilities at December 31, 2006 and 2005, respectively, is $796,000 and $443,000 of deferred compensation related to these agreements. The plans are funded through life insurance policies that generate a cash surrender value to fund the future benefits.

Note 17. SHAREHOLDERS’ EQUITY

Minimum Regulatory Requirements

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its subsidiary must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.

Quantitative measures established by the regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006 and 2005, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2006, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank and Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain minimum total risk-based, Tier 1 risk-based

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. SHAREHOLDERS’ EQUITY—(Continued)

Minimum Regulatory Requirements (Continued)

and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Company’s or the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2006 and 2005 are as follows:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006:
Total capital to risk-weighted assets:
Consolidated	$61,806	12.92%	$32,284	8.00%	$47,855	10.00%
1st Centennial Bank	59,691	12.47%	32,284	8.00%	47,855	10.00%
Tier 1 capital to risk-weighted assets:
Consolidated	51,827	10.83%	19,142	4.00%	28,713	6.00%
1st Centennial Bank	53,701	11.22%	19,142	4.00%	28,713	6.00%
Tier 1 capital to average assets:
Consolidated	51,827	9.46%	21,905	4.00%	27,381	5.00%
1st Centennial Bank	53,701	9.82%	21,885	4.00%	27,356	5.00%
As of December 31, 2005:
Total capital to risk-weighted assets:
Consolidated	$52,283	12.86%	$32,524	8.00%	$40,656	10.00%
1st Centennial Bank	50,779	12.49%	32,525	8.00%	40,656	10.00%
Tier 1 capital to risk-weighted assets:
Consolidated	40,327	9.92%	16,261	4.00%	24,391	6.00%
1st Centennial Bank	45,697	11.24%	16,262	4.00%	24,393	6.00%
Tier 1 capital to average assets:
Consolidated	40,327	9.02%	17,883	4.00%	22,354	5.00%
1st Centennial Bank	45,697	10.21%	17,903	4.00%	22,379	5.00%

Note 18. RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends that may be paid at any date is generally limited to the retained earnings of the Bank; in addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. As of December 31, 2006, the Company does not have any outstanding loans or advances with the Bank. The Company’s policy in reference to loans or advances between the Company and the Bank states that any loans will be made in accordance with applicable federal and state regulations regarding affiliate transactions and generally accepted accounting principles.

Note 19. DIVIDENDS PAID

The Company did not pay a cash dividend in 2006 or 2005. During 2006, the Company made a 50% stock distribution, which resulted in the issuance of 1,062,656 shares. During 2005, the Board of Directors approved a

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. DIVIDENDS PAID—(Continued)

7% stock dividend, which resulted in the issuance of 135,815 shares. During 2004, the Company issued a 25% stock dividend, accounted for as a 5 for 4 stock split, which resulted in the issuance of 378,664 shares.

Note 20. OTHER OPERATING EXPENSES

The following sets forth the breakdown of other operating expenses for the years ended December 31:

	2006	2005	2004
Marketing and advertising	$1,293	$1,558	$702
Data processing fees	837	1,056	837
Professional fees	1,081	1,114	844
Postage, telephone, supplies	557	594	555
Directors’ fees	220	239	187
Other operating expense	1,859	2,056	1,580

	$5,847	$6,617	$4,705

Note 21. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Following is the parent company only financial information for 1st Centennial Bancorp:

STATEMENTS OF CONDITION

December 31, 2006 and 2005

(Dollars In Thousands)

	2006	2005
ASSETS
Cash	$1,432	$1,008
Investment in subsidiaries	58,527	50,425
Other assets	1,061	750

Total assets	$61,020	$52,183

LIABILITIES AND SHAREHOLDERS’ EQUITY
Subordinated notes payable to subsidiary trusts	$18,306	$18,306
Other liabilities	517	456

	18,823	18,762

Shareholders’ equity
Common stock	27,998	26,803
Retained earnings	14,038	6,617
Accumulated other comprehensive income	161	1

Total shareholders’ equity	42,197	33,421

Total liabilities and shareholders’ equity	$61,020	$52,183

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY—(Continued)

STATEMENTS OF EARNINGS

Years Ended December 31, 2006, 2005 and 2004

(Dollars In Thousands)

	2006	2005	2004
Income:
Interest income on capital securities of subsidiary trusts	$42	$27	$16

Expense:
Interest expense	1,443	975	628
Other expense	1,183	707	660

Total expense	2,626	1,682	1,288

Loss before equity in undistributed net income of subsidiary	(2,584)	(1,655)	(1,272)

Equity in undistributed net income of subsidiary	8,957	5,996	3,722

Tax benefit	1,054	742	570

Net income	$7,427	$5,083	$3,020

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2006, 2005 and 2004

(Dollars In Thousands)

	2006	2005	2004
OPERATING ACTIVITIES
Net income	$7,427	$5,083	$3,020
Adjustment to reconcile net income to net cash used in operating activities:
Equity in undistributed income of subsidiaries	(8,957)	(5,996)	(3,722)
Amortization	2	1	1
Fair value of options and restricted stock awards, in noninterest expense	578	49	51
Decrease (increase) in other assets	(298)	(171)	124
Increase in other liabilities	61	237	148

Net cash used in operating activities	(1,187)	(797)	(378)

INVESTING ACTIVITIES
Payments from (advances to) subsidiaries	$1,000	$(5,000)	$(7,000)
Advances to subsidiary trusts	—	(155)	(233)

Net cash provided by (used in) investing activities	1,000	(5,155)	(7,233)

FINANCING ACTIVITIES
Net proceeds from subordinated notes payable to subsidiary trusts	—	5,155	7,145
Cash dividends paid in lieu of fractional shares	(6)	(11)	(6)
Proceeds from exercise of stock options	617	385	701

Net cash provided by financing activities	611	5,529	7,840

Net increase (decrease) in cash and cash equivalents	424	(423)	229
Cash and cash equivalents, beginning of year	1,008	1,431	1,202

Cash and cash equivalents, end of year	$1,432	$1,008	$1,431

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22. FEDERAL HOME LOAN BANK LINE OF CREDIT

The Company is a member of the Federal Home Loan Bank of San Francisco (FHLB). The Company has an available line of credit with the FHLB at a fixed interest rate, which is determined on the borrowing date. Borrowings under the line are limited to eligible collateral. A standard credit program and a securities-backed credit program on qualified collateral secure all borrowings from the FHLB. The Company had no outstanding advances at December 31, 2006 and December 31, 2005.

Note 23. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Deposits—The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23. FAIR VALUE OF FINANCIAL INSTRUMENTS—(Continued)

rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Accrued Interest Payable—The carrying amounts of accrued interest payable approximate fair value.

Short-Term Borrowings—The carrying amounts for short-term borrowings approximate the estimated fair value of such liabilities.

Subordinated Notes Payable to Subsidiary Trusts—The carrying amounts for subordinated notes payable to subsidiary trusts approximate the estimated fair value of such liabilities.

Off-Balance-Sheet Instruments—The carrying amount of commitments to extend credit approximate fair value.

The estimated fair value and related carrying or notional amounts of the Company’s financial instruments are as follows:

	December 31,
	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$21,285	$21,285	$38,367	$38,367
Interest bearing deposits in financial institutions	2,922	3,224	2,334	2,452
Investment securities, available for sale	72,649	72,649	12,208	12,208
Restricted stock	1,681	1,681	1,620	1,620
Loans, net	426,200	424,454	381,153	378,987
Accrued interest receivable	3,469	3,469	2,425	2,425
Cash surrender value of life insurance	11,639	11,639	6,735	6,735
Financial liabilities:
Deposits	456,463	452,701	401,275	398,782
Accrued interest payable	432	432	170	170
Subordinated notes payable to subsidiary trusts	18,306	18,306	18,306	18,306
Off-balance sheet credit related to financial instruments:
Commitments to extend credit	$229,492	$229,492	$198,404	$198,404

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2006 and 2005. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 24. QUARTERLY DATA (UNAUDITED)

	Years Ended December 31,
	2006				2005
	(Dollars In Thousands, Except Per Share Data)
	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
Interest income	$11,614	$10,338	$9,799	$8,992	$9,288	$8,518	$8,160	$7,230
Interest expense	3,969	3,308	2,764	2,383	2,162	1,992	1,672	1,230

Net interest income	7,645	7,030	7,035	6,609	7,126	6,526	6,488	6,000
Provision for loan losses	500	200	155	465	830	300	660	350

Net interest income after provision for loan losses	7,145	6,830	6,880	6,144	6,296	6,226	5,828	5,650
Noninterest income	621	589	646	1,168	1,236	1,185	1,121	914
Noninterest expense	4,470	4,249	4,560	4,481	4,984	5,268	4,928	4,933

Income before provision for income taxes	3,296	3,170	2,966	2,831	2,548	2,143	2,021	1,631
Provision for income taxes	1,281	1,321	1,119	1,115	1,003	844	792	621

Net income	$2,015	$1,849	$1,847	$1,716	$1,545	$1,299	$1,229	$1,010

Earnings per share (basic)[23]	$0.63	$0.58	$0.58	$0.54	$0.49	$0.41	$0.39	$0.33

Earnings per share (diluted)[23]	$0.57	$0.52	$0.52	$0.51	$0.46	$0.38	$0.36	$0.31

[23]	As adjusted to reflect the 50% stock distribution paid on April 3, 2006 to shareholders of record as of March 3, 2006.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a—15(c) promulgated under the Exchange Act as of the end of the period covered by this annual report (the “Evaluation Date”) have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiary would be made known to them by others within those entities, particularly during the period in which this annual report was being prepared.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for the preparation, integrity, and reliability of the consolidated financial statements and related financial information contained in this annual report. The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include some amounts that are based on judgments and estimates of management.

Management has established and is responsible for maintaining effective internal control over financial reporting. The Company’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. The system contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2006.

Our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Hutchinson and Bloodgood LLP, an independent registered public accounting firm, as stated in their report appearing in Item 8.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting or in other factors in the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be furnished pursuant to this item with respect to Directors and Executive Officers of the Company will be set forth under the caption “Election of Directors” in the Company’s proxy statement for the 2007 Annual Meeting of Shareholders (the “Proxy Statement”), which the Company will file with the SEC within 120 days after the close of the Company’s 2006 fiscal year in accordance with SEC Regulation 14A under the Securities Exchange Act of 1934. Such information is hereby incorporated by reference.

The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, and is incorporated herein by reference.

The information required to be furnished pursuant to this item with respect to the Company’s Code of Ethics and corporate governance matters will be set forth under the caption “Corporate Governance” in the Proxy Statement, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required to be furnished pursuant to this item will be set forth under the captions “Executive Compensation” and “Compensation Discussion and Analysis” in the Proxy Statement, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 12 with respect to securities authorized for issuance under equity compensation plans is set forth under “Item 5—Market for Registrant’s Common Equity and Issuer Repurchases of Equity Securities” above.

Other Information Concerning Security Ownership of Certain Beneficial Owners and Management

The remainder of the information required by Item 12 will be set forth under the captions “Security Ownership of Certain Beneficial Owners” and “Election of Directors” in the Proxy Statement, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be furnished pursuant to this item will be set forth under the captions “Certain Transactions” and “Corporate Governance” in the Proxy Statement, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be furnished pursuant to this item will be set forth under the caption “Relationship with Independent Accountants—Fees” in the Proxy Statement, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

Exhibit No.	Description of Exhibits

3.1	Articles of Incorporation of the Company[24]

3.2	Amendment to Articles of Incorporation of the Company[25]

3.3	Amendment to Articles of Incorporation of the Company[26]

3.4	Restated By-Laws of the Company[27]

10.1	Form of Indemnification Agreement[28]

10.2	Amended and Restated Stock Incentive Plan[29]

10.3	1st Centennial Bank Employee Stock Ownership Plan (with 401(k) provisions) dated August 1, 2004[30]

10.4	Employment Agreement of Beth Sanders dated December 1, 2004[31]

10.5	Employment Agreement of Suzanne Dondanville dated December 1, 2004[32]

10.6	Salary Continuation Agreement of Anne Elizabeth Sanders dated December 1, 2001[33]

10.7	Salary Continuation Agreement of Suzanne Dondanville dated December 17, 2002[34]

10.8	Salary Continuation Agreement of Cliff Schoonover dated December 17, 2002[35]

10.9	Amendment to Salary Continuation Agreement of Anne Elizabeth Sanders dated December 1, 2001[36]

10.10	Amendment to Salary Continuation Agreement of Suzanne Dondanville dated December 17, 2002[37]

10.11	Amendment to Salary Continuation Agreement of Cliff Schoonover dated December 17, 2002[38]

10.12	Salary Continuation Agreement of Thomas E. Vessey dated April 7, 2006[39]

10.13	Salary Continuation Agreement of John P. Lang dated April 7, 2006[40]

10.14	Form of Agreement between 1st Centennial Bank and Officers with respect to Death Benefit.[41]

10.15	Indenture for Trust Preferred Securities dated September 28, 2005[42]

10.16	Amended and Restated Declaration of Trust for Trust Preferred Securities dated September 28, 2005[43]

10.17	Guarantee Agreement for Trust Preferred Securities dated September 28, 2005[44]

10.18	Indenture for Trust Preferred Securities dated January 15, 2004[45]

10.19	Amended and Restated Declaration of Trust for Trust Preferred Securities dated January 15, 2004[46]

10.20	Guarantee Agreement for Trust Preferred Securities dated January 15, 2004[47]

10.21	Indenture for Trust Preferred Securities dated July 11, 2002[48]

10.22	Amended and Restated Declaration of Trust for trust preferred securities dated July 11, 2002[49]

10.23	Guarantee Agreement for Trust Preferred Securities dated July 11, 2002[50]

Exhibit No.	Description of Exhibits

21.1	Subsidiaries of 1st Centennial Bancorp

23.1	Consent of Hutchinson and Bloodgood LLP

31.1	Certification of Chief Executive Officer (Section 302 Certification)

31.2	Certification of Chief Financial Officer (Section 302 Certification)

32	Certification of Periodic Financial Report (Section 906 Certification)

[24]	Incorporated by reference to exhibit of the same number on Form S-4 dated October 20, 1999.
[25]	Incorporated by reference to exhibit of the same number on Form 10-QSB for the quarter ended June 30, 2002.
[26]	Incorporated by reference to exhibit of the same number on Form SB-2 dated March 13, 2003.
[27]	Incorporated by reference to exhibit of the same number on Form 8-K dated January 19, 2007.
[28]	Incorporated by reference to exhibit 10.2 on Form SB-2 dated March 21, 2001.
[29]	Incorporated by reference to exhibit 10.10 on Form 10-KSB for the year ended December 31, 2004.
[30]	Incorporated by reference to exhibit 10.9 on Form 10-KSB for the year ended December 31, 2004.
[31]	Incorporated by reference to exhibit 10.31 on Form 10-KSB for the year ended December 31, 2004.
[32]	Incorporated by reference to exhibit 10.32 on Form 10-KSB for the year ended December 31, 2004.
[33]	Incorporated by reference to exhibit 10.30 on Form 10-QSB for the quarter ended September 30, 2004.
[34]	Incorporated by reference to exhibit 10.17 on Form SB-2 dated March 13, 2003.
[35]	Incorporated by reference to exhibit 10.18 on Form SB-2 dated March 13, 2003.
[36]	Incorporated by reference to exhibit 10.25 on Form 10-KSB for the year ended December 31, 2003.
[37]	Incorporated by reference to exhibit 10.24 on Form 10-KSB for the year ended December 31, 2003.
[38]	Incorporated by reference to exhibit 10.26 on Form 10-KSB for the year ended December 31, 2003.
[39]	Incorporated by reference to exhibit 99.1 on Form 8-K dated April 11, 2006.
[40]	Incorporated by reference to exhibit 99.1 on Form 8-K dated April 11, 2006.
[41]	Incorporated by reference to exhibit 99.1 on Form 8-K dated November 3, 2006.
[42]	Incorporated by reference to exhibit 10.35 on Form 10-Q for the quarter ended September 30, 2005.
[43]	Incorporated by reference to exhibit 10.36 on Form 10-Q for the quarter ended September 30, 2005.
[44]	Incorporated by reference to exhibit 10.37 on Form 10-Q for the quarter ended September 30, 2005.
[45]	Incorporated by reference to exhibit 10.25 on Form 10-QSB for the quarter ended March 31, 2004.
[46]	Incorporated by reference to exhibit 10.26 on Form 10-QSB for the quarter ended March 31, 2004.
[47]	Incorporated by reference to exhibit 10.27 on Form 10-QSB for the quarter ended March 31, 2004.
[48]	Incorporated by reference to exhibit 10.17 on Form 10-QSB for the quarter ended September 30, 2002.
[49]	Incorporated by reference to exhibit 10.18 on Form 10-QSB for the quarter ended September 30, 2002.
[50]	Incorporated by reference to exhibit 10.19 on Form 10-QSB for the quarter ended September 30, 2002.

(b) Financial Statement Schedules

Schedules to the financial statements are omitted because the required information is not applicable or because the required information is presented in the Company’s Consolidated Financial Statements or related notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of March 2007.

/s/ THOMAS E. VESSEY
Thomas E. Vessey President and Chief Executive Officer

/s/ BETH SANDERS
Beth Sanders Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:	Title:	Date:

/s/ JAMES R. APPLETON James R. Appleton	Director	March 08, 2007

/s/ BRUCE J. BARTELLS Bruce J. Bartells	Director	March 08, 2007

/s/ CAROLE H. BESWICK Carole H. Beswick	Director	March 08, 2007

/s/ LARRY JACINTO Larry Jacinto	Director	March 08, 2007

/s/ RONALD J. JEFFREY Ronald J. Jeffrey	Director	March 08, 2007

/s/ WILLIAM A. MCCALMON William A. McCalmon	Director	March 08, 2007

/s/ PATRICK J. MEYER Patrick J. Meyer	Chairman of the Board	March 08, 2007

/s/ STANLEY C. WEISSER Stanley C. Weisser	Director	March 08, 2007

/s/ DOUGLAS F. WELEBIR Douglas F. Welebir	Director	March 08, 2007

/s/ THOMAS E. VESSEY Thomas E. Vessey	Director, President and Chief Executive Officer	March 08, 2007