Form 10-Q
period 2007-03-31
1ST CENTENNIAL BANCORP
filed 2007-05-04
CIK 1097081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report

pursuant to section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer  ☐                Accelerated filer  ☑                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

The number of shares of Common Stock of the registrant outstanding as of May 2, 2007 was 3,229,1001.

[1]	Not adjusted to reflect the 50% stock distribution payable on or about May 15, 2007 to shareholders of record as of May 1, 2007.

PART I – FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

March 31, 2007 and December 31, 2006

Dollar amounts in thousands	2007	2006
	(unaudited)
ASSETS
Cash and due from banks	$11,068	$18,385
Federal funds sold	9,850	2,900

Total cash and cash equivalents	20,918	21,285
Interest-bearing deposits in financial institutions	2,948	2,922
Investment securities, available for sale	74,038	72,649
Stock investments restricted, at cost	1,699	1,681
Loans, net of allowance for loan losses of $5,804 and $5,741	447,762	426,200
Accrued interest receivable	3,049	3,469
Premises and equipment, net	3,103	3,152
Goodwill	4,180	4,180
Cash surrender value of life insurance	11,751	11,639
Other assets	4,713	3,950

Total assets	$574,161	$551,127

LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$107,386	$111,154
Interest-bearing deposits	369,218	345,309

Total deposits	476,604	456,463
Accrued interest payable	454	432
Repurchase agreement	30,000	30,000
Other liabilities	4,326	3,729
Subordinated notes payable to subsidiary trusts	18,306	18,306

Total liabilities	529,690	508,930

SHAREHOLDERS’ EQUITY
Common stock, no par value; authorized 10,000,000 shares, issued and outstanding 3,223,541 and 3,212,215 shares at March 31, 2007 and December 31, 2006, respectively	28,291	27,998
Retained earnings	16,013	14,038
Accumulated other comprehensive income	167	161

Total shareholders’ equity	44,471	42,197

Total liabilities and shareholders’ equity	$574,161	$551,127

The accompanying notes are an integral part of these consolidated statements.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS

Three Months Ended March 31, 2007 and 2006 (unaudited)

	Three Months Ended March 31,
Dollar amounts in thousands, except per share amounts	2007	2006
Interest income:
Loans, including fees	$10,372	$8,558
Deposits in financial institutions	37	28
Federal funds sold	122	271
Investments
Taxable	681	95
Tax-exempt	245	40

Total interest income	11,457	8,992

Interest expense:
Interest bearing demand and savings deposits	1,549	1,162
Time deposits $100,000 or greater	1,410	561
Other time deposits	404	321
Interest on borrowed funds	809	339

Total interest expense	4,172	2,383

Net interest income	7,285	6,609
Provision for loan losses	100	465

Net interest income after provision for loan losses	7,185	6,144

Noninterest income:
Customer service fees	399	328
Gains from sale of loans	30	265
Conduit loan referral income	255	495
Other income	222	80

Total noninterest income	906	1,168

Noninterest expense:
Salaries and employee benefits	2,694	2,487
Net occupancy expense	588	551
Other operating expenses	1,656	1,443

Total noninterest expense	4,938	4,481

Income before provision for income taxes	3,153	2,831
Provision for income taxes	1,178	1,115

Net income	$1,975	$1,716

Basic earnings per share[2]	$0.41	$0.36

Diluted earnings per share[2]	$0.37	$0.34

The accompanying notes are an integral part of these consolidated statements.

[2]	As adjusted to reflect the 50% stock distribution payable on or about May 15, 2007 to shareholders of record as of May 1, 2007.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2007 and 2006 (unaudited)

Dollar amounts in thousands, except share amounts

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
BALANCE, DECEMBER 31, 2005	2,100,075	$26,803	$6,617	$1	$33,421

Comprehensive income:
Net income	—	—	1,716	—	1,716
Change in net unrealized gain on investment securities available for sale, after tax effects	—	—	—	7	7

Total comprehensive income					1,723

Compensation expense on incentive stock options	—	117	—	—	117
Retirement of unvested restricted stock awards	(578)	—	—	—	—
Exercise of stock options, including tax benefit	26,146	361	—	—	361

BALANCE, MARCH 31, 2006	2,125,643	$27,281	$8,333	$8	$35,622

BALANCE, DECEMBER 31, 2006	3,212,215	$27,998	$14,038	$161	$42,197

Comprehensive income:
Net income	—	—	1,975	—	1,975
Change in net unrealized gain on investment securities available for sale, after tax effects	—	—	—	6	6

Total comprehensive income					1,981

Compensation expense on incentive stock options	—	126	—	—	126
Exercise of stock options, including tax benefit	11,326	167	—	—	167

BALANCE, MARCH 31, 2007	3,223,541	$28,291	$16,013	$167	$44,471

The accompanying notes are an integral part of these consolidated statements.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2007 and 2006 (unaudited)

Dollar amounts in thousands	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,975	$1,716
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	163	179
Gain on sale of fixed assets	—	(7)
Gain from sale of investments	(34)	—
Provision for loan losses	100	465
Amortization of deferred loan fees	(342)	(511)
Amortization of excess purchase value of deposits	—	3
Fair value of stock options and restricted stock awards in noninterest expense	135	126
Deferred income tax (benefit) provision	(12)	6
Net amortization of premiums and (discounts) on investments and interest-bearing deposits	(25)	50
Increase in cash surrender value of life insurance	(112)	(66)
Change in:
Accrued interest receivable	420	182
Other assets	(440)	(140)
Accrued interest payable	22	42
Other liabilities	588	921

Net cash provided by operating activities	2,438	2,966

CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available for sale securities:
Purchases of securities	(5,357)	—
Proceeds from sales, maturities and principal repayments of securities	4,019	1,038
Purchases of Federal Home Loan Bank stock	(18)	(16)
Net increase in loans	(20,874)	(10,577)
Acquisition of other real estate owned	(769)	—
Additions to bank premises and equipment	(114)	(13)
Purchases of life insurance	—	(4,500)

Net cash used in investing activities	(23,113)	(14,068)

The accompanying notes are an integral part of these consolidated statements.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Three Months Ended March 31, 2007 and 2006 (unaudited)

Dollar amounts in thousands	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in noninterest-bearing demand deposits	(3,768)	3,267
Net increase in interest-bearing deposits	23,909	18,086
Proceeds from exercise of stock options	167	361

Net cash provided by financing activities	20,308	21,714

Net increase (decrease) in cash and cash equivalents	(367)	10,612
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,285	38,367

CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,918	$48,979

SUPPLEMENTAL INFORMATION:
Interest paid	$4,150	$2,338

Income taxes paid	$—	$55

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loan to other real estate owned, after charge-off of $446,000.	$171	$—

The accompanying notes are an integral part of these consolidated statements.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

Note 1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

1st Centennial Bancorp (“the Company”) is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended and is headquartered in Redlands, California. The Company was incorporated in August 1999 and acquired 100% of the outstanding shares of 1st Centennial Bank (“the Bank”) in December 1999. The Bank operates six branches and three loan production offices, which provide commercial and consumer banking services and also a broad array of products and services throughout its operating areas in Southern California.

Basis of Presentation

The unaudited financial information included herein has been prepared in conformity with the accounting principles and practices disclosed in the consolidated financial statements, Note 1, included in the Company’s Annual Report in Form 10-K, for the year ended December 31, 2006. The accompanying interim consolidated financial statements contained herein are unaudited. However, in the opinion of the Company, all adjustments, consisting of normal recurring items necessary for a fair presentation of the operating results for the periods shown, have been made. The results of operations for the three months ended March 31, 2007 may not be indicative of operating results for the full year ending December 31, 2007. Certain prior year and prior quarter amounts have been reclassified to conform to current classifications.

Note 2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and, therefore, should be determined based on the assumptions that market participants would use in pricing that asset or liability. SFAS No. 157 also establishes a fair value hierarchy that distinguishes between market participant assumptions developed based on market data obtained from independent sources and the Company’s own assumptions about market participant assumptions based on the best information available. SFAS No. 157 is effective for the Company on January 1, 2008 with earlier adoption permitted. The Company is currently evaluating the impact of adopting this Statement on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” which is effective for the Company as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the fiscal year that begins on or after November 15, 2006, provided that the Company also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements”. The Company is currently evaluating the impact of adopting this Statement on the Company’s financial statements.

In September 2006, the EITF reached a final consensus on Issue No. 06-5 (“EITF 06-5”), “Accounting for Purchase of Life Insurance—Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85-4”. EITF 06-5 requires that the cash surrender value and any amounts provided by the contractual terms of an insurance policy that are realizable at the balance sheet date be considered in determining the amount that could be realized under Technical Bulletin No. 85-4. The provisions of EITF 06-5 require (1) consideration of the effect of contractual restrictions that limit amounts that could be realized, (2) exclusion from the amount that could be realized of amounts recoverable at the discretion of the insurance company, (3) amounts that are recoverable by the policyholder in periods beyond one year from the surrender of the policy be discounted, and (4) an assumption that policies will be surrendered on an individual life—by—individual life basis. The provisions of EITF 06-5 are effective for the Company on January 1, 2007 and are to be applied as a change in accounting principle either through a cumulative-effect adjustment to retained earnings or other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption; or through retrospective application to all prior periods. The Company does not expect the adoption of EITF 06-5, to have a significant impact on the consolidated financial statements, results of operations or liquidity of the Company.

Note 3. EARNINGS PER SHARE3

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

The weighted average number of shares used in computing basic and diluted earnings per share is as follows:

Earnings per share calculation

For the three months ended March 31,

(In thousands, except per share amounts)

	2007			2006
	Net Income	Weighted average shares	Per share amount	Net Income	Weighted average shares	Per share amount
Basic earnings per share	$1,975	4,819	$0.41	$1,716	4,748	$0.36
Effect of dilutive shares:
assumed exercise of outstanding options	—	562	(0.04)	—	368	(0.02)
Diluted earnings per share	$1,975	5,381	$0.37	$1,716	5,116	$0.34

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

[3]	As adjusted to reflect the 50% stock distribution payable on or about May 15, 2007 to shareholders of record as of May 1, 2007.

The following table shows the amounts of total off-balance sheet commitments by category as of the dates indicated:

Off-Balance sheet commitments

	March 31, 2007	December 31, 2006
	(Dollars in Thousands)
Standby letters of credit	$3,948	$3,231
Undisbursed loans and lines of credit	215,947	223,201
Available credit card lines	3,228	3,060

Total off-balance sheet commitments	$223,123	$229,492

Note 5. SUBSEQUENT EVENT

On April 20, 2007, the Company announced that the Board of Directors approved a 50% stock distribution to shareholders of record on May 1, 2007, and payable on or about May 15, 2007. The action was approved at the regularly scheduled Board Meeting on April 20, 2007. The distribution will result in approximately an additional 1,614,550 shares of common stock outstanding. The number of shares of common stock outstanding referenced throughout this report are not adjusted for the 50% stock distribution except for calculating and disclosing basic and diluted earnings per share information.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion focuses primarily on the results of operations of the Company on a consolidated basis for the three months ended March 31, 2007 and 2006, and the financial condition of the Company as of March 31, 2007 and December 31, 2006.

Management’s discussion and analysis is written to provide greater insight into the results of operations and the financial condition of the Company and its subsidiary. For a more complete understanding of the Company and its operations, reference should be made to the financial statements included in this report and in the Company’s 2006 Annual Report on Form 10-K.

Certain statements in this Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, possible future deteriorating economic conditions in the Company’s areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; risks of available-for-sale securities declining significantly in value as interest rates rise or issuer’s of such securities suffering financial losses; and regulatory risks associated with the variety of current and future regulations to which the Company is subject. All of these risks could have a material adverse impact on the Company’s financial condition, results of operations or prospects, and these risks should be considered in evaluating the Company. Segment reporting is not presented since the Company’s revenue is attributed to a single reportable segment. For additional information concerning these factors, refer to the Company’s Form 10-K for the year ended December 31, 2006.

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

As the Company adds new products and expands its geographic coverage, it increases the complexity of its loan portfolio. The Company will enhance its methodologies to keep pace with the size and complexity of the loan portfolio. Management might report a materially different amount for the provision for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management’s Discussion and Analysis section entitled “Financial Condition—Allowance for Loan Losses.” Although Management believes the level of the allowance as of March 31, 2007 was adequate to absorb losses inherent in the loan portfolio, a decline in the local economy may result in increasing losses that cannot reasonably be predicted at this time.

SUMMARY OF PERFORMANCE

Results of operations summary

Net income for the three months ended March 31, 2007 was $1.975 million, which is $259,000 or 15% higher than net income of $1.716 million for the same period in 2006. Basic and diluted earnings per share were $0.41 and $0.37 respectively, for the three months ended March 31, 2007, as compared to $0.36 and $0.34 respectively, for the same period in 2006. Earnings per share calculations were adjusted to give retroactive effect to stock dividends and distributions, including the 50% stock distribution paid on May 15, 2007 to shareholders of record as of May 1, 2007. Return on average assets and return on average equity for the three months ended March 31, 2007 were 1.43% and 18.42% respectively, as compared to 1.52% and 20.36% respectively, for the same period in 2006.

The primary drivers behind the variance in net income for the three months ended March 31, 2007 relative to the same period in 2006 are as follows:

•	Net interest income before the provision for loan losses increased by $676,000 or 10%, primarily due to the increase in average total loans.

•

The provision for loan losses decreased $365,000 or 78%. The allowance for loan losses at March 31, 2007 stood at 1.28% of total gross loans and was determined to be acceptable by management after our analysis.

•

Gains from the sale of loans decreased by $235,000 or 89% as a result of unanticipated personnel changes in the SBA department, which resulted in a temporary decrease in SBA loans sold during the first quarter of 2007 as compared to the same period in 2006.

•	Conduit loan referral income decreased $240,000 or 48% as a result of a decrease in referrals during the first three months of 2007 as compared to the same period in 2006.

•	Salaries and employee benefits increased $207,000 or 8% as a result of the Company’s growth, coupled with salary increases.

•	Also attributable to growth and an increase in deposits, data processing expense increased $111,000 or 77%.

Financial Condition Summary

The Company’s total assets were $574.2 million at March 31, 2007, an increase of $23.1 million, or 4%, compared to total assets of $551.1 million at December 31, 2006. The most significant changes in the Company’s balance sheet during the first three months of 2007 are outlined below:

•	Net loans increased $21.6 million or 5% from December 31, 2006. Strong loan demand in the Company’s market areas contributed to the increase in net loans.

•

Interest-bearing deposits increased $23.9 million or 7% from December 31, 2006. The increase in interest-bearing deposits was primarily the result of the Company’s continued emphasis to attract new customers, coupled with additional brokered certificates of deposit acquired to support our loan growth.

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

The Company’s net interest margin as of March 31, 2007 was 5.60% compared to 6.21% for the same period in 2006. The increase in rates paid for money market deposits and time deposits, coupled with the increase in the average balance on these liabilities and the addition of the $30 million repurchase agreement were the major contributors toward compressing our net interest margin. From March 31, 2006 to March 31, 2007 the percentage of total average interest bearing deposits represented by time deposits of $100,000 or greater increased to 33% from 21%. The shift in this average deposit mix also contributed to the reduction of the net interest margin in the first three months of 2007 versus 2006. During the third quarter of 2006, the Company entered into a $30 million repurchase agreement that included an interest rate floor to mitigate interest rate risk in a declining rate environment. The repurchase agreement is collateralized by the purchase of a $30 million FNMA U.S. agency security.

For the first three months of 2007, total interest-earning assets averaged $527.3 million, which represented an increase of $95.5 million or 22%, as compared to $431.8 million for the same period in 2006. This increase is primarily attributable to the increase in loans as a result of our strong business climate and loan demand, coupled with the purchase of a $30 million FNMA U.S. agency security that settled during the third quarter of 2006. Total interest-bearing deposits and other interest-bearing liabilities averaged $406 million, which represented an increase of $87.2 million or 27%, as compared to $318.8 million for the same period in 2006. This increase is primarily attributable to the increase in time deposits of $100,000 or greater, coupled with the addition of the $30 million repurchase agreement. The overall increase in deposits has helped maintain the Company’s liquidity position during 2007.

The Company reported total interest income of $11.5 million for the three months ended March 31, 2007, which represented an increase of $2.5 million or 27%, over total interest income of $9.0 million for the same period in 2006. The increase is primarily the result of increases in interest and fees on loans of approximately $1.8 million that resulted from an increase of $48.4 million in average loans for the three months ended March 31, 2007, as compared to the same period in 2006.

The Company reported total interest expense of $4.2 million for the three months ended March 31, 2007, which represented an increase of $1.8 million or 75%, over total interest expense of $2.4 million for the same period in 2006. The increase is primarily attributable to an increase in the average balance of time deposits of $100,000 or greater, coupled with the addition of the $30 million repurchase agreement.

For the three months ended March 31, 2007, net interest income before provision for loan losses was $7.3 million, which represented an increase of $676,000 or 10%, over net interest income before provision for loan losses of $6.6 million for the same period in 2006. The increase in net interest income for the first three months of 2007 as compared to 2006 was primarily due to the increase in average total loans.

The following tables show the average interest-earning assets and interest-bearing liabilities; the amount of interest income or interest expense; and the average yield or rate for each category of interest-earning assets and interest-bearing liabilities and the net interest margin (net interest income divided by average earning assets) for the periods indicated.

Distribution, Yield and Rate4 Analysis of Net Interest Income

	For the Three Months Ending March 31,
	2007			2006
	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield
	(Dollars in Thousands)
Interest-earning Assets:
Federal funds sold	$9,275	$122	5.33%	$24,376	$271	4.51%
Interest-bearing deposits in financial institutions	2,932	37	5.12%	2,340	28	4.85%
Investment securities:[5]
Taxable	50,306	681	5.49%	8,572	95	4.49%
Non-taxable	23,510	245	4.23%	3,740	40	4.34%

Total investments	86,023	1,085	5.12%	39,028	434	4.51%
Loans[6]	441,256	10,372	9.53%	392,807	8,558	8.84%

Total interest-earning assets	$527,279	11,457	8.81%	$431,835	8,992	8.44%

Interest-bearing Liabilities:
Interest-bearing deposits
Interest-bearing demand deposits	$24,416	23	0.38%	$26,806	22	0.33%
Money market deposits	161,690	1,497	3.75%	147,580	1,081	2.97%
Savings deposits	13,757	29	0.85%	25,657	59	0.93%
Time deposits $100,000 or greater	118,457	1,410	4.83%	61,785	561	3.68%
Other time deposits	38,887	404	4.21%	38,623	321	3.37%

Total interest-bearing deposits	357,207	3,363	3.82%	300,451	2,044	2.76%

Federal funds purchased	471	7	6.03%	—	—	0.00%
Repurchase agreement	30,000	437	5.91%	—	—	0.00%
Subordinated notes payable to subsidiary trusts	18,306	365	8.09%	18,306	339	7.51%

Total borrowings	48,777	809	6.73%	18,306	339	7.51%

Total interest-bearing liabilities	$405,984	4,172	4.17%	$318,757	2,383	3.03%

Net interest income		$7,285			$6,609

Net interest margin[7]			5.60%			6.21%

[4]	Average rates/yields for these periods have been annualized using actual days.

[5]	Yields on securities have not been adjusted to a tax equivalent basis because the impact is not material.

[6]

Loans are gross, which excludes the allowance for loan losses, and net of deferred fees. Nonaccrual loans are included in the table for computation purposes, but the foregone interest on such loans is excluded.

[7]	Net interest income as a percentage of average interest-earning assets.

The following table shows a rate and volume analysis for changes in interest income, interest expense, and net interest income for the periods indicated.

Rate8/Volume Analysis of Net Interest Income

	Three Months Ended March 31, 2007 vs. 2006
	Increases (Decreases) Due to
	Volume	Rate	Total
	(Dollars in Thousands)
Increase (Decrease) in Interest Income:
Federal funds sold	$(168)	$19	$(149)
Interest-bearing deposits in financial institutions	7	2	9
Investment securities:[9]
Taxable	463	123	586
Non-taxable	211	(6)	205
Loans[10]	1,056	758	1,814

Total	$1,569	$896	$2,465

Increase (Decrease) in Interest Expense:
Interest-bearing demand deposits	$(2)	$3	$1
Money market deposits	103	313	416
Savings deposits	(27)	(3)	(30)
Time deposits $100,000 or greater	515	334	849
Other time deposits	2	81	83
Federal funds purchased	—	7	7
Repurchase agreement	—	437	437
Subordinated notes payable to subsidiary trusts	—	26	26

Total	$591	$1,198	$1,789

Total change in net interest income	$978	$(302)	$676

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

The provision for loan losses totaled $100,000 for the three months ended March 31, 2007. This represented a decrease of $365,000 or 78% when compared to $465,000 for the same period in 2006. The process for monitoring the adequacy of the allowance for loan losses, as well as supporting documentation, regarding the allowance for loan losses is analyzed below. See “Allowance for Loan Losses”.

[8]	Rates for these periods on which calculations are based have been annualized using actual days.

[9]	Yields on securities have not been adjusted to a tax equivalent basis because the impact is not material.

[10]

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

Noninterest income totaled $906,000 for the three months ended March 31, 2007. This represented a decrease of $262,000, or 22% when compared to $1.2 million for the same period in 2006.

The decrease in noninterest income was attributable to the decrease in gains from the sale of SBA loans of $235,000 as a result of unanticipated personnel changes in the SBA department, which resulted in a temporary decrease in SBA loans sold during the first three months of 2007 as compared to the same period in 2006. It is the Company’s intention to increase noninterest income by increasing the volume of SBA loan sales in the future; however, it is uncertain whether such an increase will occur. Conduit loan referral income decreased $240,000 as a result of a decrease in referrals during the first three months of 2007 as compared to the same period in 2006.

For the three months ended March 31, 2007 as compared to 2006, noninterest income as an annualized percentage of average earning assets decreased to 0.70% from 1.10%.

The following tables set forth components of the Company’s noninterest income for the periods indicated and expresses the amounts as a percentage of total noninterest income:

Noninterest Income

	For the Three Months Ended March 31,
	2007		2006
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Customer service fees	$399	44.03%	$328	28.08%
Gains from sale of loans	30	3.31%	265	22.69%
Increase in cash surrender value of life insurance	111	12.25%	71	6.08%
Broker fee income	42	4.64%	20	1.71%
Conduit loan referral income	255	28.15%	495	42.38%
Other miscellaneous income (expenses)	69	7.62%	(11)	(0.94)%

Total noninterest income	$906	100.00%	$1,168	100.00%

As a percentage of average earning assets (annualized)		0.70%		1.10%

NONINTEREST EXPENSE

Noninterest expense for the Company includes salaries and employee benefits, net occupancy and equipment expense, marketing expense, data processing and professional fees, and other operating expenses.

Noninterest expense totaled $4.9 million for the three months ended March 31, 2007. This represented an increase of $457,000 or 10% when compared to $4.5 million for the same period in 2006. The increase in noninterest expense was primarily due to increases of $207,000, $111,000 and $86,000 in salaries and employee benefits, data processing expense and other operating expense, respectively.

Due to the Company’s growth, coupled with salary increases, salaries and employee benefits increased $207,000. Also attributable to growth and an increase in deposits, data processing expense and other operating expenses increased $111,000 and $86,000, respectively.

For the three months ended March 31, 2007 as compared to 2006, noninterest expense as an annualized percentage of average earning assets decreased to 3.80% from 4.21%. This decrease is reflective of Management’s continuing efforts to control overhead expenses and improve operating efficiency.

The following tables set forth components of the Company’s noninterest expense for the periods indicated and express the amounts as a percentage of total noninterest expense:

Noninterest Expense

	For the Three Months Ended March 31,
	2007		2006
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Salaries and employee benefits	$2,694	54.55%	$2,487	55.49%
Net occupancy expense	588	11.91%	551	12.30%
Marketing	312	6.32%	352	7.86%
Data processing fees	256	5.18%	145	3.24%
Professional fees	277	5.61%	227	5.07%
Postage, telephone, supplies	146	2.96%	151	3.37%
Directors’ fees	67	1.36%	56	1.25%
Other operating expense	598	12.11%	512	11.42%

Total noninterest expense	$4,938	100.00%	$4,481	100.00%

As a percentage of average earning assets (annualized)		3.80%		4.21%

INCOME TAXES

The tax provision was $1.2 million for the first three months of 2007 and $1.1 million for the first three months of 2006, representing 37.4% and 39.4%, respectively, of pre-tax income for those periods. The amount of the tax provision is determined by applying the Company’s statutory income tax rates to pre-tax book income, adjusted for permanent differences between pre-tax book income and actual taxable income. Such permanent differences include but are not limited to tax-exempt interest income, increases in the cash surrender value of bank-owned life insurance, compensation expense associated with stock options and certain other expenses that are not allowed as tax deductions, and tax credits.

FINANCIAL CONDITION

GENERAL

The Company’s total assets were $574.2 million at March 31, 2007, an increase of $23.1 million, or 4%, compared to total assets of $551.1 million at December 31, 2006. The largest single component of the asset growth was in total net loans of $21.6 million, or 5%, to $447.8 million at March 31, 2007 as compared to $426.2 million at December 31, 2006. Total deposits at March 31, 2007 were $476.6 million, which represented an increase of $20.1 million, or 4% from total deposits of $456.5 million at December 31, 2006. The increase was primarily in interest-bearing deposits, which increased $23.9 million or 7% to $369.2 million at March 31, 2007 compared to $345.3 million at December 31, 2006. Noninterest bearing demand deposits decreased $3.8 million or 3% to $107.4 million at March 31, 2007 compared to $111.2 million at December 31, 2006. The major components of the Company’s balance sheet are individually analyzed below, along with off-balance sheet information.

LOANS

Total gross loans were $455.1 million at March 31, 2007 as compared to $433.3 million at December 31, 2006. Total gross loans increased by $21.8 million, or 5% for the first three months of 2007. Total gross loans represented 79% and 78% of total assets at March 31, 2007 and December 31, 2006, respectively. Real estate loans, which includes construction and development loans increased $15.9 million or 6% during the first three months of 2007 and represented approximately 73% of the total loan growth of $21.8 million. This was due to the continuing strong demand for affordable housing in our market areas. Commercial loans increased $5.1 million or 3% during the first three months of 2007 due to the continued success of our business development efforts in and around the marketplaces the Company serves.

LOANS HELD FOR SALE

The Company actively generates Small Business Administration (SBA) loans as part of its primary operating activity of making loans. The guaranteed portion of each individual loan is sold on the secondary market simultaneously with the booking, and therefore the Company has no inventory “held-for-sale,” unlike some institutions that warehouse loans to sell as “pools.” The Company retains the unguaranteed portion of the SBA loans. The total gain on sale of loans was $30,000 or 0.24% of total interest and noninterest income as of March 31, 2007 and $265,000 or 2.61% of total interest and noninterest income as of March 31, 2006. The Company reported the gain on sale of loans as operating activities on the Statement of Cash Flows.

The following table shows the amounts of total loans outstanding by category as of the dates indicated:

Loan Portfolio Composition

	March 31, 2007		December 31, 2006
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Real estate loans:
Construction and development	$188,589	41.43%	$174,040	40.16%
Residential loans	3,035	0.67%	3,063	0.71%
Commercial and multi-family	78,650	17.28%	77,245	17.83%
Commercial loans	170,857	37.54%	165,765	38.26%
Consumer loans	6,096	1.34%	4,764	1.10%
Equity lines of credit	6,580	1.45%	6,762	1.56%
Credit card and other loans	1,312	0.29%	1,652	0.38%

Total gross loans	455,119	100.00%	433,291	100.00%

Less:
Unearned income	(1,553)		(1,350)
Allowance for loan losses	(5,804)		(5,741)

Total net loans	$447,762		$426,200

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

December 31, 2006 to March 31, 2007 analysis. Nonaccrual loans at March 31, 2007 decreased $1.1 million to $2.8 million, from $3.9 million at December 31, 2006, and represented 0.62% and 0.89% of total gross loans, respectively. The decrease was primarily attributable to the payoff of two commercial loans totaling $371,000 and the principal reduction of two commercial loans totaling $104,000. In addition, one commercial loan totaling $617,000 was transferred to other real estate owned as the Company foreclosed on the real property that collateralized the loan. (See below).

Other real estate owned is recorded at the fair value of the property at the time of acquisition. Fair value is based on current appraisals less estimated selling costs. The excess of the recorded loan balance over the estimated fair value of the property at the time of acquisition is charged to the allowance for loan losses. Any subsequent write downs are charged to noninterest expense and recognized as a valuation allowance. Subsequent increases in the fair value of the asset less selling costs reduce the valuation allowance, but not below zero, and are credited to noninterest expense. Operating expenses of such properties and gains and losses on their disposition are included in noninterest income and expense.

In February 2007, the Company acquired through foreclosure the underlying real property collateralizing a commercial loan of $617,000. To acquire the property, the Company assumed senior debt of approximately $769,000. The transaction resulted in the Company charging off $446,000 against the allowance for loan losses that represented the difference between the total debt outstanding on the property less its fair value minus selling cost.

March 31, 2006 to March 31, 2007 analysis. Nonaccrual loans at March 31, 2007 increased $2.3 million to $2.8 million, from $507,000 at March 31, 2006, and represented 0.62% and 0.13% of total gross loans, respectively. The increase was primarily attributable to the addition of four commercial loans totaling $2.7 million, of which, $2.4 million was attributed to one commercial loan placed on nonaccrual in July 2006. The additions were offset by the payoff of two commercial loans totaling $490,000.

The following table provides information with respect to the components of the Company’s nonperforming assets as of the dates indicated:

Nonperforming Assets

	March 31, 2007	December 31, 2006	March 31, 2006
	(Dollars in Thousands)
Nonaccrual loans:[11]
Real estate loans:
Construction and development	$—	$—	$—
Residential loans	17	18	—
Commercial and multi-family	—	—	—
Commercial loans	2,748	3,840	507
Consumer loans	—	—	—
Equity lines of credit	—	—	—
Credit card and other loans	—	—	—

Total nonaccrual loans	2,765	3,858	507

Loans 90 days or more past due (as to principal or interest) and still accruing:
Real estate loans:
Construction and development	—	—	—
Residential loans	—	—	—
Commercial and multi-family	—	—	—
Commercial loans	62	—	—
Consumer loans	—	—	—
Equity lines of credit	—	—	—
Credit card and other loans	—	—	—

Total loans 90 days or more past due and still accruing	62	—	—

Restructured loans[12]	—	—	—

Total nonperforming loans	2,827	3,858	507
Other real estate owned	940	—	—

Total nonperforming assets	$3,767	$3,858	$507

Nonperforming loans as a percentage of total loans[13]	0.62%	0.89%	0.13%
Nonperforming assets as a percentage of total loans and other real estate owned	0.83%	0.89%	0.13%
Allowance for loan losses to nonperforming loans	205.31%	148.81%	1,153.45%
Allowance for loan losses	$5,804	$5,741	$5,848

[11]

During the three months ended March 31, 2007, no income related to these loans was included in net income. Additional interest income of approximately $67,000 would have been recorded for the three months ended March 31, 2007 if these loans had been paid or accrued in accordance with their original terms and had been outstanding throughout the applicable period then ended or, if not outstanding throughout the applicable period then ended, since origination.

[12]	Restructured loans are loans where the terms are renegotiated to provide a reduction or deferral of interest or principal due to deterioration in the financial position of the borrower.

[13]	Total loans are gross loans, which excludes the allowance for loan losses, and net of deferred fees.

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

The allowance for loan losses totaled $5.8 million at March 31, 2007 compared to $5.7 million at December 31, 2006 and as a percentage of total loans outstanding was 1.28% and 1.33%, respectively. The process for monitoring the adequacy of the allowance, as well as supporting documentation regarding the allowance follows.

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

The aggregate loan portfolio risk ratings were stratified as follows for the period indicated:

	Pass/ Homogeneous:	Special Mention:	Substandard:	Doubtful:	Loss:	Total:
March 31, 2007	93.48%	5.77%	0.74%	0.01%	0.00%	100.00%

For the three months ended March 31, 2007 and 2006, the Company had net (charge-offs) recoveries of ($37,000) and $7,000, respectively. Implicit in lending activity is the risk that losses will occur and that the amount of such loss will vary over time. In many cases Management exercises considerable judgment in determining the timing of the recognition of inherent losses with the objective to present a realistic presentation of the quality of the loan portfolio. Because of Management’s conservative timing of loss recognition, it is Management’s opinion that there could be a possibility of future recoveries, although no assurance can be given that this will occur.

Except for nonperforming assets and impaired loans, Management is not aware of any loans as of March 31, 2007 for which known credit problems of the borrower would cause serious doubt as to the ability of such borrowers to comply with their present loan repayment terms. Management cannot, however, predict the extent to which the deterioration in general economic conditions, real estate values, increase in general rates of interest, changing financial conditions or business of a borrower may adversely affect a borrower’s ability to repay. The ratio of the allowance for loan losses to total loans was determined by Management to be adequate at March 31, 2007 and December 31, 2006.

The following table summarizes the activity in the Company’s allowance for loan losses for the periods indicated:

Allowance for Loan Losses

	March 31, 2007	December 31, 2006	March 31, 2006
	(Dollars in Thousands)
Balances:
Average total loans outstanding during period	$441,256	$411,415	$392,807

Total loans outstanding at end of period, net of unearned income	$453,566	$431,941	$397,624

Allowance for Loan Losses:
Balance at beginning of period	$5,741	$5,376	$5,376
Charge-offs:
Real estate loans:
Construction and development	—	—	—
Residential loans	—	—	—
Commercial and multi-family	—	375	—
Commercial loans	446 [14]	688	119
Consumer loans	—	—	—
Equity lines of credit	—	55	—
Credit card and other loans	—	5	—

Total charge-offs	446	1,123	119

Recoveries:
Real estate loans:
Construction and development	—	—	—
Residential loans	1	2	1
Commercial and multi-family	—	—	—
Commercial loans	408	163	124
Consumer loans	—	3	1
Equity lines of credit	—	—	—
Credit card and other loans	—	—	—

Total recoveries	409	168	126

Net (charge-offs) recoveries	(37)	(955)	7

Provision charged to operations	100	1,320	465

Allowance for loan losses balance, end of period	$5,804	$5,741	$5,848

Ratios:[15]
Net loan charge-offs to average total loans	0.01%	0.23%	0.00%
Allowance for loan losses to average total loans	1.32%	1.40%	1.49%
Allowance for loan losses to total loans at end of period	1.28%	1.33%	1.47%
Allowance for loan losses to total nonperforming loans	205.31%	148.81%	1,153.45%
Net loan (charge-offs) recoveries to allowance for loan losses at end of period	(0.64)%	(16.63)%	0.12%
Net loan (charge-offs) recoveries to provision for loan losses	(37.00)%	(72.35)%	1.51%

[14]

Represents the Company’s charge to the allowance for loan losses for the difference between total debt outstanding and the estimated fair value, less selling costs on other real estate owned recorded. (See nonperforming assets above).

[15]	Total loans are gross loans, which excludes the allowance for loan losses, and net of deferred fees.

INVESTMENTS

The Company’s investment portfolio provides income to the Company and also serves as a source of liquidity. Total yield, risk and maturity are among the factors considered in building the investment portfolio. Pursuant to FASB 115, securities must be classified as “held to maturity,” “available for sale,” or “trading securities.” Those securities held in the “available for sale” category must be carried on the Company’s books at fair market value. At March 31, 2007 and December 31, 2006, 100% of the investment securities owned by the Company were classified as “Available for Sale.”

At March 31, 2007, the Company’s investment portfolio at fair value consisted of $30.3 million in U.S. government agency securities, $19.7 million in federal agency mortgage-backed securities and $24.0 million in obligations of states and local government securities for a total of $74.0 million. At December 31, 2006, the Company’s investment portfolio at fair value consisted of $30.2 million in U.S. government agency securities, $19.7 million in federal agency mortgage-backed securities and $22.7 million in obligations of states and local government securities for a total of $72.6 million.

The Company’s investment portfolio increased $1.4 million or 2% to $74.0 million during the first three months of 2007. The Company added a $1 million federal agency mortgage-backed security, however, such existing class of securities in the portfolio had principal paydowns of approximately the same amount. Obligations of states and local government securities increased $1.3 million as the Company took advantage of relative value in that sector.

The following table is a comparison of amortized cost and fair value of investment securities as of the dates indicated:

Investment Portfolio

	March 31, 2007				December 31, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in Thousands)
Available for Sale:
U.S. government agency securities	$30,000	$292	$—	$30,292	$30,000	$210	$—	$30,210
Federal agency mortgage-backed securities	19,545	211	(45)	19,711	19,597	190	(61)	19,726
Obligations of states and local government securities	24,214	85	(264)	24,035	22,782	120	(189)	22,713

Total	$73,759	$588	$(309)	$74,038	$72,379	$520	$(250)	$72,649

The Company also has investments in interest-bearing time certificates of deposit at other financial institutions totaling $2.9 million at March 31, 2007 and at December 31, 2006.

DEPOSITS

Total deposits increased $20.1 million, or 4%, to $476.6 million at March 31, 2007 from $456.5 million at December 31, 2006. Noninterest-bearing demand deposits decreased $3.8 million or 3% at March 31, 2007 as compared to December 31, 2006. Interest bearing demand deposits decreased $1.3 million or 5%, while money market deposit accounts increased $16.7 million, or 11% at March 31, 2007 as compared to December 31, 2006. Savings deposit accounts decreased $4.9 million or 27% at March 31, 2007 as compared to December 31, 2006. Time deposits of $100,000 or greater increased $16 million, or 15% at March 31, 2007 as compared to December 31, 2006, and other time deposits decreased $2.6 million, or 6%.

The increase in money market deposit accounts was primarily the result of the Company’s efforts to attract new customers. The increase in time deposits $100,000 or greater was primarily the result of additional brokered certificates of deposit acquired. The overall increase in deposits has helped maintain the Company’s liquidity position and supported loan growth during 2007.

Cost of funds

The Company’s cost of funds is calculated as total interest expense on interest-bearing deposits and other interest-bearing liabilities, annualized as a percentage of average interest-bearing deposits and other interest-bearing liabilities.

The rate paid on the Bank’s interest-bearing deposits increased to 3.82% for the three months ended March 31, 2007 from 2.76% for the same period in 2006. For all interest bearing liabilities, the average rate for the three months ended March 31, 2007 was 4.17% as compared to 3.03% for the same period in 2006. Market rate increases, coupled with the increase in rates paid on money market deposit accounts as a result of the Company’s efforts to attract new customers impacted the Company’s cost of funds.

From March 31, 2006 to March 31, 2007 the percentage of total average deposits represented by time deposits of $100,000 or greater increased from 15% to 26%. The shift in this average deposit mix also contributed to the increase in cost of funds for the first quarter ended March 31, 2007 versus 2006.

The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated:

Average Deposits and Other Borrowings16

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in Thousands)
Demand deposits, noninterest bearing	$106,711	0.00%	$102,603	0.00%

Interest-bearing deposits:
Interest-bearing demand deposits	24,416	0.38%	26,806	0.33%
Money market deposits	161,690	3.75%	147,580	2.97%
Savings deposits	13,757	0.85%	25,657	0.93%
Time deposits $100,000 or greater	118,457	4.83%	61,785	3.68%
Other time deposits	38,887	4.21%	38,623	3.37%

Total interest-bearing deposits	357,207	3.82%	300,451	2.76%

Federal funds purchased	471	6.03%	—	0.00%
Repurchase agreement	30,000	5.91%	—	0.00%
Subordinated notes payable to subsidiary trusts	18,306	8.09%	18,306	7.51%

Total deposits and other borrowings	$512,695	3.30%	$421,360	2.29%

Average rate excluding noninterest bearing demand deposits		4.17%		3.03%

The following table summarizes the composition of average deposits as a percentage of total average deposits for the periods indicated:

Percent of Total Average Deposit Composition

	March 31, 2007	March 31, 2006
	Percent of Total	Percent of Total
Demand deposits, noninterest bearing	23.00%	25.46%
Interest-bearing deposits:
Interest-bearing demand deposits	5.26%	6.65%
Money market deposits	34.86%	36.61%
Savings deposits	2.97%	6.37%
Time deposits $100,000 or greater	25.53%	15.33%
Other time deposits	8.38%	9.58%

Total average deposits	100.00%	100.00%

[16]	Rates for these periods on which calculations are based have been annualized using actual days.

The following table sets forth the scheduled maturities of time certificates of deposit accounts outstanding in amounts of $100,000 or more for the periods indicated:

	3 Months or Less	Over 3 Months Through 6 Months	Over 6 Months Through 12 Months	Over 12 Months	Total
	(Dollars in Thousands)
March 31, 2007	$37,525	$42,562	$37,302	$7,702	$125,091

December 31, 2006	$52,251	$23,418	$24,308	$9,124	$109,101

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

In order to augment liquidity, as of March 31, 2007 the Company has Federal Funds borrowing arrangements with five correspondent banks totaling $45.0 million, and a secured line of credit with the FHLB totaling approximately $33.3 million.

The Company’s policy is to maintain the liquidity ratio at above 10%. The Company’s liquidity ratio is a measure of liquid assets to deposits, plus short-term liabilities, plus Federal Home Loan Bank borrowings due within one year, less deposits for treasury tax and loan. On a consolidated basis, the liquidity ratio decreased to 16.57% at March 31, 2007 from 17.03% at December 31, 2006. The Company also monitors its net non-core funding dependence ratio, with policy guidelines of “less than 30%”. The net non-core dependence ratio is a measure of non-core liabilities less short-term investments, divided by long-term earning assets. The ratio was 22.21% at March 31, 2007 and 24.65% at December 31, 2006.

The Company believes it is beneficial to continue to take advantage of the earnings opportunity presented by current loan demand, and to continue to implement various arrangements we have made to ensure adequate liquidity. Including enhancing deposit growth by:

1)	Encouraging deposit relationships with all loan customers;

2)	An incentive program to reward business development officers for deposit growth;

3)	Hiring personnel whose primary focus is deposit growth;

4)	Advertising competitive deposit rates;

5)	Offering deposit promotions; and

6)	Buying brokered deposits and public funds to a limit of 15% of total deposits.

As of March 31, 2007, brokered deposits and public funds totaled $57.9 million and were 12.16% of total deposits.

In addition, to the extent that we are not able to generate sufficient deposit growth to maintain our target liquidity ratio, we will continue to utilize the FHLB for borrowings, as well as short-term borrowings from our correspondent banks, and will also, where appropriate, sell loan participations to other banks.

Management’s position is that the standby funding sources available to the Company are adequate and reliable to meet the Company’s current and anticipated short-term liquidity needs.

The following table sets forth certain information with respect to the Company’s liquidity as of the periods indicated:

Liquidity

	March 31, 2007	December 31, 2006
	(Dollars in Thousands)
Cash and due from banks (net of FRB reserve requirement)	$10,521	$17,771
Federal funds sold	9,850	2,900
Interest-bearing deposits in financial institutions	2,948	2,922
Unpledged investment securities, available-for-sale	42,205	40,815
Stock investments, restricted at cost	1,699	1,681
Cash surrender value of life insurance	11,751	11,639

Total liquid assets	$78,974	$77,728

Liquidity ratio:
Percentage of ending deposits and short-term liabilities	16.57%	17.03%

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

In connection with the foregoing strategy, the Company studies the change in net interest income and net interest margin given immediate and parallel interest rate shocks over a 12-month horizon. The Company’s goal is to manage the effect of these changes within Board-established parameters of “less than a 15% change” for up/down 100 and 200 basis points. Shown below are possible changes to net interest income and the net interest margin based upon the model’s program under 100 and 200 basis point increases or decreases as of March 31, 2007:

Change (in Basis Points)	Net Interest Income (next twelve months)	Change in Net Interest Income	% Change in Net Interest Income	Net Interest Margin
(Dollars in Thousands)
+200	$31,950	$2,405	8.14%	6.06%
+100	30,737	1,192	4.03%	5.83%
0	29,545	—	0.00%	5.60%
– 100	28,311	(1,234)	(4.18%)	5.37%
– 200	27,098	(2,447)	(8.28%)	5.14%

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

The Company and the Bank are required to maintain the following minimum ratios: Total risk-based capital ratio of at least 8%, Tier 1 risk-based capital ratio of at least 4%, and a leverage ratio of at least 4%. Total capital is classified into two components: Tier 1 (common shareholders equity, qualifying perpetual preferred stock to certain limits, minority interests in equity accounts of consolidated subsidiary and trust preferred securities to certain limits, including notes payable to unconsolidated special purpose entities that issue trust preferred securities, less goodwill and other intangibles) and Tier 2 (supplementary capital including allowance for possible credit losses to certain limits, certain preferred stock, eligible subordinated debt, and trust preferred securities, including notes payable to unconsolidated special purpose entities that issue trust preferred securities that are in excess of the limits for inclusion in Tier 1 capital). Under the established guidelines, the Company has attained the highest level of capitalization, characterized as “Well Capitalized.” It is the intent of the Company to continue to maintain “Well Capitalized” ratios.

Total shareholders’ equity was $44.5 million at March 31, 2007, compared to $42.2 million at December 31, 2006. The increase of $2.374 million, or 5% during the first three months of 2007 was primarily due to $1.975 million in year-to-date net income, $126,000 credited to capital in relation to compensation expense associated with the issuance of stock options and the proceeds of $167,000 from the exercise of stock options, including tax benefit.

The following table illustrates the capital and prompt corrective action guidelines applicable to the Company and the Bank, as well as their total risk-based capital ratios, Tier 1 capital ratios and leverage ratios as of the dates indicated:

	Actual Amount/Ratio		Minimum Capital Requirement Amount/Ratio		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions Amount/Ratio
As of March 31, 2007:

Total capital to risk-weighted assets:
The Company	$64,383	12.79%	$40,257	8.00%	$50,321	10.00%
The Bank	62,339	12.38%	40,269	8.00%	50,336	10.00%

Tier 1 capital to risk-weighted assets:
The Company	54,855	10.90%	20,128	4.00%	30,192	6.00%
The Bank	56,041	11.13%	20,134	4.00%	30,202	6.00%

Tier 1 capital to average assets:
The Company	54,855	9.86%	22,248	4.00%	27,810	5.00%
The Bank	56,041	10.09%	22,226	4.00%	27,783	5.00%

As of December 31, 2006:

Total capital to risk-weighted assets:
The Company	$61,806	12.92%	$38,284	8.00%	$47,855	10.00%
The Bank	59,691	12.47%	38,283	8.00%	47,854	10.00%

Tier 1 capital to risk-weighted assets:
The Company	51,827	10.83%	19,142	4.00%	28,713	6.00%
The Bank	53,701	11.22%	19,142	4.00%	28,712	6.00%

Tier 1 capital to average assets:
The Company	51,827	9.46%	21,905	4.00%	27,381	5.00%
The Bank	53,701	9.82%	21,885	4.00%	27,356	5.00%

Of the Company’s $54.9 million of Tier 1 capital at March 31, 2007, $14.8 million consisted of Trust Preferred Securities. Trust Preferred Securities, up to the amount of 25% of Tier 1 capital, are considered to be Tier 1 capital for regulatory purposes, but classified as long-term debt in accordance with generally accepted accounting principles, however, no assurance can be given that trust preferred securities will continue to be treated as Tier 1 capital in the future. The remaining $3.2 million of Trust Preferred Securities is included in Tier 2 capital.

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting or in other factors that occurred in the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the normal course of business, the Company from time to time is involved in claims and legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial condition or results of operation.

ITEM 1A.	RISK FACTORS

There has not been any material change in the risk factors disclosure from that contained in the Company’s 2006 Form 10-K for the fiscal year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

Exhibit No.	Description of Exhibits

3.1	Articles of Incorporation of the Company[17]

3.2	Amendment to Articles of Incorporation of the Company[18]

3.3	Amendment to Articles of Incorporation of the Company[19]

3.4	Restated By-Laws of the Company[20]

10.1	Form of Indemnification Agreement[21]

10.2	Amended and Restated Stock Incentive Plan[22]

10.3	1st Centennial Bank Employee Stock Ownership Plan (with 401(k) provisions) dated August 1, 2004[23]

10.4	Employment Agreement of Beth Sanders dated December 1, 2004[24]

10.5	Employment Agreement of Suzanne Dondanville dated December 1, 2004[25]

10.6	Salary Continuation Agreement of Anne Elizabeth Sanders dated December 1, 2001[26]

10.7	Salary Continuation Agreement of Suzanne Dondanville dated December 17, 2002[27]

10.8	Salary Continuation Agreement of Clifford Schoonover dated December 17, 2002[28]

10.9	Amendment to Salary Continuation Agreement of Anne Elizabeth Sanders dated December 1, 2001[29]

10.10	Amendment to Salary Continuation Agreement of Suzanne Dondanville dated December 17, 2002[30]

10.11	Amendment to Salary Continuation Agreement of Clifford Schoonover dated December 17, 2002[31]

10.12	Salary Continuation Agreement of Thomas E. Vessey dated April 7, 2006[32]

10.13	Salary Continuation Agreement of John P. Lang dated April 7, 2006[33]

10.14	Form of Agreement between 1st Centennial Bank and Officers with respect to Death Benefit.[34]

10.15	Indenture for Trust Preferred Securities dated September 28, 2005[35]

10.16	Amended and Restated Declaration of Trust for Trust Preferred Securities dated September 28, 2005[36]

10.17	Guarantee Agreement for Trust Preferred Securities dated September 28, 2005[37]

[17]	Incorporated by reference to exhibit of the same number on Form S-4 dated October 20, 1999.

[18]	Incorporated by reference to exhibit of the same number on Form 10-QSB for the quarter ended June 30, 2002.

[19]	Incorporated by reference to exhibit of the same number on Form SB-2 dated March 13, 2003.

[20]	Incorporated by reference to exhibit of the same number on Form 8-K dated January 19, 2007.

[21]	Incorporated by reference to exhibit 10.2 on Form SB-2 dated March 21, 2001.

[22]	Incorporated by reference to exhibit 10.10 on Form 10-KSB for the year ended December 31, 2004.

[23]	Incorporated by reference to exhibit 10.9 on Form 10-KSB for the year ended December 31, 2004.

[24]	Incorporated by reference to exhibit 10.31 on Form 10-KSB for the year ended December 31, 2004.

[25]	Incorporated by reference to exhibit 10.32 on Form 10-KSB for the year ended December 31, 2004.

[26]	Incorporated by reference to exhibit 10.30 on Form 10-QSB for the quarter ended September 30, 2004.

[27]	Incorporated by reference to exhibit 10.17 on Form SB-2 dated March 13, 2003.

[28]	Incorporated by reference to exhibit 10.18 on Form SB-2 dated March 13, 2003.

[29]	Incorporated by reference to exhibit 10.25 on Form 10-KSB for the year ended December 31, 2003.

[30]	Incorporated by reference to exhibit 10.24 on Form 10-KSB for the year ended December 31, 2003.

[31]	Incorporated by reference to exhibit 10.26 on Form 10-KSB for the year ended December 31, 2003.

[32]	Incorporated by reference to exhibit 99.1 on Form 8-K dated April 11, 2006.

[33]	Incorporated by reference to exhibit 99.1 on Form 8-K dated April 11, 2006.

[34]	Incorporated by reference to exhibit 99.1 on Form 8-K dated November 3, 2006.

[35]	Incorporated by reference to exhibit 10.35 on Form 10-Q for the quarter ended September 30, 2005.

[36]	Incorporated by reference to exhibit 10.36 on Form 10-Q for the quarter ended September 30, 2005.

[37]	Incorporated by reference to exhibit 10.37 on Form 10-Q for the quarter ended September 30, 2005.

10.18	Indenture for Trust Preferred Securities dated January 15, 2004[38]

10.19	Amended and Restated Declaration of Trust for Trust Preferred Securities dated January 15, 2004[39]

10.20	Guarantee Agreement for Trust Preferred Securities dated January 15, 2004[40]

10.21	Indenture for Trust Preferred Securities dated July 11, 2002[41]

10.22	Amended and Restated Declaration of Trust for trust preferred securities dated July 11, 2002[42]

10.23	Guarantee Agreement for Trust Preferred Securities dated July 11, 2002[43]

31.1	Certification of Chief Executive Officer (Section 302 Certification)

31.2	Certification of Chief Financial Officer (Section 302 Certification)

32	Certification of Periodic Financial Report (Section 906 Certification)

[38]	Incorporated by reference to exhibit 10.25 on Form 10-QSB for the quarter ended March 31, 2004.

[39]	Incorporated by reference to exhibit 10.26 on Form 10-QSB for the quarter ended March 31, 2004.

[40]	Incorporated by reference to exhibit 10.27 on Form 10-QSB for the quarter ended March 31, 2004.

[41]	Incorporated by reference to exhibit 10.17 on Form 10-QSB for the quarter ended September 30, 2002.

[42]	Incorporated by reference to exhibit 10.18 on Form 10-QSB for the quarter ended September 30, 2002.

[43]	Incorporated by reference to exhibit 10.19 on Form 10-QSB for the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 3rd day of May 2007.

1ST CENTENNIAL BANCORP

/s/ Thomas E. Vessey
Thomas E. Vessey
President and Chief Executive Officer

/s/ Beth Sanders
Beth Sanders
Executive Vice President and Chief Financial Officer