Form 10-Q
period 2007-06-30
1ST CENTENNIAL BANCORP
filed 2007-08-08
CIK 1097081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to section 13 or 15(d) of the Securities

Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of Common Stock of the registrant outstanding as of August 6, 2007 was 4,867,524.

PART I – FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

June 30, 2007 and December 31, 2006

Dollar amounts in thousands	2007	2006
	(unaudited)
ASSETS
Cash and due from banks	$13,223	$18,385
Federal funds sold	13,460	2,900

Total cash and cash equivalents	26,683	21,285
Interest-bearing deposits in financial institutions	1,943	2,922
Investment securities, available for sale	75,880	72,649
Stock investments restricted, at cost	1,972	1,681
Loans, net of allowance for loan losses of $6,100 and $5,741	457,497	426,200
Accrued interest receivable	3,585	3,469
Premises and equipment, net	3,008	3,152
Goodwill	4,180	4,180
Cash surrender value of life insurance	11,864	11,639
Other assets	5,344	3,950

Total assets	$591,956	$551,127

LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$107,561	$111,154
Interest-bearing deposits	385,827	345,309

Total deposits	493,388	456,463
Accrued interest payable	451	432
Repurchase agreement	30,000	30,000
Other liabilities	3,875	3,729
Subordinated notes payable to subsidiary trusts	18,306	18,306

Total liabilities	546,020	508,930

SHAREHOLDERS' EQUITY
Common stock, no par value; authorized 10,000,000 shares, issued and outstanding 4,856,866 and 3,212,215 shares at June 30, 2007 and December 31, 2006, respectively	28,592	27,998
Retained earnings	18,153	14,038
Accumulated other comprehensive income (loss)	(809)	161

Total shareholders' equity	45,936	42,197

Total liabilities and shareholders' equity	$591,956	$551,127

The accompanying notes are an integral part of these consolidated statements.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS

Three and Six Months Ended June 30, 2007 and 2006 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Dollar amounts in thousands, except per share amounts	2007	2006	2007	2006
Interest income:
Loans, including fees	$10,804	$9,316	$21,176	$17,874
Deposits in financial institutions	29	31	66	59
Federal funds sold	94	281	216	552
Investments
Taxable	691	101	1,372	196
Tax-exempt	249	70	494	110

Total interest income	11,867	9,799	23,324	18,791

Interest expense:
Interest bearing demand and savings deposits	1,664	1,427	3,213	2,589
Time deposits $100,000 or greater	1,055	500	1,979	939
Other time deposits	979	481	1,869	924
Interest on borrowed funds	854	356	1,663	695

Total interest expense	4,552	2,764	8,724	5,147

Net interest income	7,315	7,035	14,600	13,644
Provision for loan losses	300	155	400	620

Net interest income after provision for loan losses	7,015	6,880	14,200	13,024

Noninterest income:
Customer service fees	433	449	832	830
Gains from sale of loans	243	52	273	317
Conduit loan referral income	382	63	637	558
Other income	197	174	419	254

Total noninterest income	1,255	738	2,161	1,959

Noninterest expense:
Salaries and employee benefits	2,668	2,465	5,362	4,952
Net occupancy expense	560	571	1,148	1,122
Other operating expense	1,582	1,616	3,238	3,112

Total noninterest expense	4,810	4,652	9,748	9,186

Income before provision for income taxes	3,460	2,966	6,613	5,797
Provision for income taxes	1,314	1,119	2,492	2,234

Net income	$2,146	$1,847	$4,121	$3,563

Basic earnings per share[1]	$0.44	$0.39	$0.85	$0.75

Diluted earnings per share[1]	$0.40	$0.35	$0.77	$0.68

The accompanying notes are an integral part of these consolidated statements.

[1]	Adjusted for the 50% stock distribution declared for shareholders of record on May 1, 2007, and distributed May 15, 2007.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Six Months Ended June 30, 2007 and 2006 (unaudited)

Dollar amounts in thousands, except share amounts

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, DECEMBER 31, 2005	2,100,075	$26,803	$6,617	$1	$33,421

Comprehensive income:
Net income	—	—	3,563	—	3,563
Change in net unrealized gain on investment securities available for sale, after tax effects	—	—	—	(130)	(130)

Total comprehensive income					3,433

Stock Distribution	1,062,656	—	—	—	—
Cash paid in lieu of fractional shares	—	—	(6)	—	(6)
Compensation expense on incentive stock options	—	255	—	—	255
Retirement of unvested restricted stock awards	(578)	—	—	—	—
Exercise of stock options, including tax benefit	38,508	475	—	—	475

BALANCE, JUNE 30, 2006	3,200,661	$27,533	$10,174	$(129)	$37,578

BALANCE, DECEMBER 31, 2006	3,212,215	$27,998	$14,038	$161	$42,197

Comprehensive income:
Net income	—	—	4,121	—	4,121
Change in net unrealized gain on investment securities available for sale, after tax effects	—	—	—	(970)	(970)

Total comprehensive income					3,151

Stock Distribution	1,614,406	—	—	—	—
Cash paid in lieu of fractional shares	—	—	(6)	—	(6)
Compensation expense on incentive stock options	—	301	—	—	301
Exercise of stock options, including tax benefit	30,245	293	—	—	293

BALANCE, JUNE 30, 2007	4,856,866	$28,592	$18,153	$(809)	$45,936

The accompanying notes are an integral part of these consolidated statements.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2007 and 2006 (unaudited)

Dollar amounts in thousands	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,121	$3,563
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	326	353
Gain on sale of fixed assets	—	(7)
Gain from sale of investments	(34)	—
Provision for loan losses	400	620
Amortization of deferred loan fees	(655)	(956)
Amortization of excess purchase value of deposits	—	7
Fair value of stock options and restricted stock awards in noninterest expense	319	273
Deferred income tax (benefit) provision	(686)	98
Net amortization of premiums and (discounts) on investments and interest-bearing deposits	(46)	72
Increase in cash surrender value of life insurance	(225)	(165)
Change in:
Accrued interest receivable	(116)	(70)
Other assets	(738)	(358)
Accrued interest payable	19	22
Other liabilities	128	171

Net cash provided by operating activities	2,813	3,623

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits in financial institutions	1,027	(132)
Activity in available for sale securities:
Purchases of securities	(9,760)	(7,190)
Proceeds from sales, maturities and principal repayments of securities	5,621	1,925
Purchases of Federal Home Loan Bank stock	(291)	(30)
Net increase in loans	(30,273)	(29,262)
Acquisition of other real estate owned	(769)	—
Additions to bank premises and equipment	(182)	(85)
Purchases of life insurance	—	(4,500)

Net cash used in investing activities	(34,627)	(39,274)

The accompanying notes are an integral part of these consolidated statements.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Six Months Ended June 30, 2007 and 2006 (unaudited)

Dollar amounts in thousands	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in noninterest-bearing demand deposits	(3,593)	3,640
Net increase in interest-bearing deposits	40,518	27,029
Cash paid in lieu of fractional shares	(6)	(6)
Proceeds from exercise of stock options	293	475

Net cash provided by financing activities	37,212	31,138

Net increase (decrease) in cash and cash equivalents	5,398	(4,513)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,285	38,367

CASH AND CASH EQUIVALENTS, END OF PERIOD	$26,683	$33,854

SUPPLEMENTAL INFORMATION:
Interest paid	$8,705	$5,118

Income taxes paid	$2,230	$2,537

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loan to other real estate owned, after charge-off of $446,000.	$171	$—

The accompanying notes are an integral part of these consolidated statements.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

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

Basis of Presentation

The unaudited financial information included herein has been prepared in conformity with the accounting principles and practices disclosed in the consolidated financial statements, Note 1, included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2006 filed with the Securities and Exchange commission. The accompanying interim consolidated financial statements contained herein are unaudited. However, in the opinion of the Company, all adjustments, consisting of normal recurring items necessary for a fair presentation of the operating results for the periods shown, have been made. The results of operations for the three and six months ended June 30, 2007 may not be indicative of operating results for the full year ending December 31, 2007. Certain prior year and prior quarter amounts have been reclassified to conform to current classifications including the reclassification of brokered certificates of deposits from greater than $100,000 to other time deposits that are in groups of large master certificates but are made up of individual time deposits of $1,000 each.

As of June 30, 2007 and December 31, 2006, $47.8 million and $34.4 million respectively, represented such brokered time deposits and were reclassified.

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

The weighted average number of shares used in computing basic and diluted earnings per share is as follows:

Earnings per share calculation

For the three months ended June 30,

(In thousands, except per share amounts)

	2007			2006
	Net Income	Weighted average shares	Per share amount	Net Income	Weighted average shares	Per share amount
Basic earnings per share	$2,146	4,843	$0.44	$1,847	4,784	$0.39
Effect of dilutive shares:
assumed exercise of outstanding options	—	541	(0.04)	—	510	(0.04)
Diluted earnings per share	$2,146	5,384	$0.40	$1,847	5,294	$0.35

Earnings per share calculation

For the six months ended June 30,

(In thousands, except per share amounts)

	2007			2006
	Net Income	Weighted average shares	Per share amount	Net Income	Weighted average shares	Per share amount
Basic earnings per share	$4,121	4,831	$0.85	$3,563	4,766	$0.75
Effect of dilutive shares:
assumed exercise of outstanding options	—	541	(0.08)	—	510	(0.07)
Diluted earnings per share	$4,121	5,372	$0.77	$3,563	5,276	$0.68

[2]	Adjusted for the 50% stock distribution declared for shareholders of record as of May 1, 2007, and distributed May 15, 2007.

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

The following table shows the amounts of total off-balance sheet commitments by category as of the dates indicated:

Off-Balance sheet commitments

	June 30, 2007	December 31, 2006
	(Dollars in Thousands)
Standby letters of credit	$4,542	$3,231
Undisbursed loans and lines of credit	181,703	223,201
Available credit card lines	3,449	3,060

Total off-balance sheet commitments	$189,694	$229,492

Note 5. SUBSEQUENT EVENT

Effective July 20, 2007, 1st Centennial Bank (the “Bank”), a wholly-owned subsidiary of 1st Centennial Bancorp (the “Company”), entered into a Director Deferred Compensation Plan/Agreement (‘the Plan/Agreement”), with each of the following non-employee directors: James R. Appleton, Bruce J. Bartells, Carole H. Beswick, Larry Jacinto, Ronald J. Jeffrey, William A. McCalmon, Patrick J. Meyer, Stanley C. Weisser and Douglas F. Welebir. The plan/agreement provides for payments of $25,000 per year for ten years to each of the named directors (or designated beneficiaries) at the earlier of age 73 or after 5 years from July 20, 2007. It is expected that the expense accruals associated with the plan/agreement will be entirely offset by earnings on the purchase of $2.417 million in single premium life insurance, although no assurance can be made in that regard.

On July 7, 2007, Centennial Capital Trust I (the “Trust”), a wholly-owned subsidiary of 1st Centennial Bancorp (the “Company”), redeemed 100% of its trust preferred securities that were issued on July 11, 2002 with a maturity date of October 7, 2032, as allowed by the early redemption provisions of the transaction documents concerning those securities. Simultaneously, the Company retired the $6,186,000 principal amount of junior subordinated debentures issued to the Trust that became due and payable upon redemption of the trust preferred securities. The Trust, which was dissolved on July 12, 2007, returned the $186,000 in capital to the Company in exchange for the cancellation of the common securities in that amount originally issued by the Trust to the Company at the close of the transaction in 2002.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion focuses primarily on the results of operations of the Company on a consolidated basis for the three and six months ended June 30, 2007 and 2006, and the financial condition of the Company as of June 30, 2007 and December 31, 2006.

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

As the Company adds new products and expands its geographic coverage, it increases the complexity of its loan portfolio. The Company will enhance its methodologies to keep pace with the size and complexity of the loan portfolio. Management might report a materially different amount for the provision for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management’s Discussion and Analysis section entitled “Financial Condition—Allowance for Loan Losses.” Although Management believes the level of the allowance as of June 30, 2007 was adequate to absorb losses inherent in the loan portfolio, a decline in the local economy may result in increasing losses that cannot reasonably be predicted at this time.

SUMMARY OF PERFORMANCE

Results of operations summary

Second quarter analysis. Net income for the quarter ended June 30, 2007 was $2.1 million, which is $299,000 or 16% higher than net income of $1.8 million for the same period in 2006. Basic and diluted earnings per share were $0.44 and $0.40 respectively, for the three months ended June 30, 2007, as compared to $0.39 and $0.35 respectively, for the same period in 2006. Earnings per share calculations were adjusted to give retroactive effect to stock dividends and distributions, including the 50% stock distribution paid on May 15, 2007 to shareholders of record as of May 1, 2007. Return on average assets and return on average equity for the three months ended June 30, 2007 were 1.54% and 20.03% respectively, as compared to 1.56% and 20.09% respectively, for the same period in 2006.

The primary drivers behind the variance in net income for the quarter ended June 30, 2007 relative to the same period in 2006 are as follows:

•	Conduit loan referral income increased $319,000 or 506% as a result of more referrals during the second quarter of 2007 as compared to the same period in 2006.

•	Gains from the sale of loans increased by $191,000 or 367%, which resulted from more loans sold during the second quarter of 2007, when compared to 2006.

•	Salaries and employee benefits increased $203,000 or 8% as a result of the Company’s growth, coupled with salary increases.

Six-month analysis. Net income for the six months ended June 30, 2007 was $4.1 million, which is $558,000 or 16% higher than net income of $3.6 million for the same period in 2006. Basic and diluted earnings per share were $0.85 and $0.77 respectively, for the six months ended June 30, 2007, as compared to $0.75 and $0.68 respectively, for the same period in 2006. Earnings per share calculations were adjusted to give retroactive effect to stock dividends and distributions, including the 50% stock distribution paid on May 15, 2007 to shareholders of record as of May 1, 2007. Return on average assets and return on average equity for the six months ended June 30, 2007 were 1.45% and 18.65% respectively, as compared to 1.48% and 18.87% respectively, for the same period in 2006.

The primary drivers behind the variance in net income for the six months ended June 30, 2007 relative to the same period in 2006 are as follows:

•	Net interest income before the provision for loan losses increased by $956,000 or 7%, primarily due to the increase in average total loans.

•	Salaries and employee benefits increased $410,000 or 8% as a result of the Company’s growth, coupled with salary increases.

Financial Condition Summary

The Company’s total assets were $591.9 million at June 30, 2007, an increase of $40.8 million, or 7%, compared to total assets of $551.1 million at December 31, 2006. The most significant changes in the Company’s balance sheet during the first six months of 2007 are outlined below:

•	Net loans increased $31.3 million or 7% from December 31, 2006. Strong loan demand in the Company’s market areas contributed to the increase in net loans.

•	Federal funds sold increased $10.6 million or 364% from December 31, 2006 due to an improved liquidity position.

•

Interest-bearing deposits increased $40.5 million or 12% from December 31, 2006. The increase in interest-bearing deposits was primarily the result of the Company’s continued emphasis to attract new customers, coupled with additional brokered certificates of deposit acquired to support our loan growth.

•

The investment security portfolio had a net unrealized loss of $1.3 million at June 30, 2007 compared to a net unrealized gain of $270,000 at December 31, 2006. This deterioration is due to market interest rate movements rather than changes in credit quality, and is therefore deemed to be temporary.

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

Second quarter analysis. The Company’s net interest margin as of the quarter ended June 30, 2007 was 5.36% compared to 6.36% for the same period in 2006. The increase in rates paid for money market deposits and time deposits, coupled with the increase in the average balance on these liabilities and the addition of the $30 million repurchase agreement were the major contributors toward compressing our net interest margin. From June 30, 2006 to June 30, 2007 the percentage of total average interest bearing deposits represented by time deposits increased to 46% from 33%. The shift in this average deposit mix also contributed to the reduction of the net interest margin as of the three months ended June 30, 2007 when compared to the same period in 2006. During the third quarter of 2006, the Company entered into a $30 million repurchase agreement that included an interest rate floor to mitigate interest rate risk in a declining rate environment. The repurchase agreement is collateralized by the purchase of a $30 million FNMA U.S. agency security.

For the quarter ended June 30, 2007, total interest-earning assets averaged $547.3 million, which represented an increase of $103.7 million or 23%, as compared to $443.6 million for the same period in 2006. This increase is primarily attributable to the increase in loans as a result of our strong business climate and loan demand, coupled with the purchase of a $30 million FNMA U.S. agency security that settled during the third quarter of 2006. Total interest-bearing deposits and other interest-bearing liabilities averaged $423.5 million, which represented an increase of $94.0 million or 29%, as compared to $329.5 million for the same period in 2006. This increase is primarily attributable to the increase in time deposits, coupled with the addition of the $30 million repurchase agreement.

The Company reported total interest income of $11.9 million for the three months ended June 30, 2007, which represented an increase of $2.1 million or 21%, over total interest income of $9.8 million for the same period in 2006. The increase is primarily the result of increases in interest and fees on loans of approximately $1.5 million that resulted from an increase of $61.1 million in average loans for the three months ended June 30, 2007, as compared to the same period in 2006.

The Company reported total interest expense of $4.6 million for the three months ended June 30, 2007, which represented an increase of $1.8 million or 65%, over total interest expense of $2.8 million for the same period in 2006. The increase is primarily attributable to an increase in the average balance of time deposits, coupled with the addition of the $30 million repurchase agreement.

For the three months ended June 30, 2007, net interest income before provision for loan losses was $7.3 million, which represented an increase of $280,000 or 4%, over net interest income before provision for loan losses of $7.0 million for the same period in 2006. The increase in net interest income for the three months ended June 30, 2007 as compared to 2006 was primarily due to the increase in average total loans.

Six-month analysis. The Company’s year-to-date net interest margin as of June 30, 2007 was 5.48% compared to 6.29% for the same period in 2006. The increase in rates paid for money market deposits and time deposits, coupled with the increase in the average balance on these liabilities and the addition of the $30 million repurchase agreement were the major contributors toward compressing our net interest margin. From June 30, 2006 to June 30, 2007 the percentage of total average interest bearing deposits represented by time deposits increased to 45% from 33%. The shift in this average deposit mix also contributed to the reduction of the net interest margin in the first six months of 2007 versus 2006.

For the first six months of 2007, total interest-earning assets averaged $537.3 million, which represented an increase of $99.5 million or 23%, as compared to $437.8 million for the same period in 2006. This increase is primarily attributable to the increase in loans as a result of our strong business climate and loan demand, coupled with the purchase of a $30 million FNMA U.S. agency security that settled during the third quarter of 2006. Total interest-bearing deposits and other interest-bearing liabilities averaged $414.8 million, which represented an increase of $90.6 million or 28%, as compared to $324.2 million for the same period in 2006. This increase is primarily attributable to the increase in time deposits, coupled with the addition of the $30 million repurchase agreement. The overall increase in deposits has helped maintain the Company’s liquidity position during 2007.

The Company reported total interest income of $23.3 million for the six months ended June 30, 2007, which represented an increase of $4.5 million or 24%, over total interest income of $18.8 million for the same period in 2006. The increase for the six months ended June 30, 2007, when compared to the same period in 2006 is primarily the result of increases in interest and fees on loans of approximately $3.3 million that resulted from an increase of $54.5 million in average loans, coupled with the increase of $1.2 million in interest income on taxable investments that resulted in part from the addition of the $30 million FNMA U.S. agency security that settled during the third quarter of 2006.

The Company reported total interest expense of $8.7 million for the six months ended June 30, 2007, which represented an increase of $3.6 million or 70%, over total interest expense of $5.1 million for the same period in 2006. The increase is primarily attributable to an increase in the average balance of time deposits, coupled with the addition of the $30 million repurchase agreement.

For the six months ended June 30, 2007, net interest income before provision for loan losses was $14.6 million, which represented an increase of $956,000 or 7%, over net interest income before provision for loan losses of $13.6 million for the same period in 2006. The increase in net interest income for the first six months of 2007 as compared to 2006 was primarily due to the increase in average total loans.

The following tables show the average interest-earning assets and interest-bearing liabilities; the amount of interest income or interest expense; and the average yield or rate for each category of interest-earning assets and interest- bearing liabilities and the net interest margin (net interest income divided by average earning assets) for the periods indicated.

Distribution, Yield and Rate3 Analysis of Net Interest Income

	For the Three Months Ending June 30,
	2007			2006
	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield
	(Dollars in Thousands)
Interest-earning Assets:
Federal funds sold	$7,404	$94	5.09%	$23,179	$281	4.86%
Interest-bearing deposits in financial institutions	2,305	29	5.05%	2,429	31	5.12%
Investment securities:[4]
Taxable	50,549	691	5.48%	8,772	101	4.62%
Non-taxable	23,791	249	4.20%	6,532	70	4.30%

Total investments	84,049	1,063	5.07%	40,912	483	4.74%
Loans[5]	463,223	10,804	9.36%	402,661	9,316	9.28%

Total interest-earning assets	$547,272	11,867	8.70%	$443,573	9,799	8.86%

Interest-bearing Liabilities:
Interest-bearing deposits
Interest-bearing demand deposits	$20,051	17	0.34%	$27,693	23	0.33%
Money market deposits	168,081	1,620	3.87%	160,356	1,347	3.37%
Savings deposits	13,121	27	0.83%	21,383	57	1.07%
Time deposits $100,000 or greater	87,820	1,055	4.82%	51,771	500	3.87%
Other time deposits	83,294	979	4.71%	50,043	481	3.86%

Total interest-bearing deposits	372,367	3,698	3.98%	311,246	2,408	3.10%

FHLB borrowings	1,703	23	5.42%	—	—	0.00%
Federal funds purchased	1,170	15	5.14%	—	—	0.00%
Repurchase agreement	30,000	446	5.96%	—	—	0.00%
Subordinated notes payable to subsidiary trusts	18,306	370	8.11%	18,306	356	7.80%

Total borrowings	51,179	854	6.69%	18,306	356	7.80%

Total interest-bearing liabilities	$423,546	4,552	4.31%	$329,552	2,764	3.36%

Net interest income		$7,315			$7,035

Net interest margin[6]			5.36%			6.36%

[3]	Average rates/yields for these periods have been annualized using actual days.
[4]	Yields on securities have not been adjusted to a tax equivalent basis because the impact is not material.
[5]

Loans are gross, which excludes the allowance for loan losses, and net of deferred fees. Nonaccrual loans are included in the table for computation purposes, but the foregone interest on such loans is excluded.

[6]	Net interest income as a percentage of average interest-earning assets.

Distribution, Yield and Rate7 Analysis of Net Interest Income

	For the Six Months Ending June 30,
	2007			2006
	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield
	(Dollars in Thousands)
Interest-earning Assets:
Federal funds sold	$8,334	$216	5.23%	$23,774	$552	4.68%
Interest-bearing deposits in financial institutions	2,617	66	5.09%	2,385	59	4.99%
Investment securities:[8]
Taxable	50,428	1,372	5.49%	8,672	196	4.56%
Non-taxable	23,651	494	4.21%	5,144	110	4.31%

Total investments	85,030	2,148	5.09%	39,975	917	4.63%
Loans[9]	452,300	21,176	9.44%	397,762	17,874	9.06%

Total interest-earning assets	$537,330	23,324	8.75%	$437,737	18,791	8.66%

Interest-bearing Liabilities:
Interest-bearing deposits
Interest-bearing demand deposits	$22,222	40	0.36%	$27,252	45	0.33%
Money market deposits	164,903	3,117	3.81%	154,003	2,428	3.18%
Savings deposits	13,437	56	0.84%	23,508	116	1.00%
Time deposits $100,000 or greater	83,160	1,979	4.80%	50,313	939	3.76%
Other time deposits	81,107	1,869	4.65%	50,803	924	3.67%

Total interest-bearing deposits	364,829	7,061	3.90%	305,879	4,452	2.94%

FHLB borrowings	856	23	5.42%	—	—	0.00%
Federal funds purchased	823	22	5.39%	—	—	0.00%
Repurchase agreement	30,000	883	5.94%	—	—	0.00%
Subordinated notes payable to subsidiary trusts	18,306	735	8.10%	18,306	695	7.66%

Total borrowings	49,985	1,663	6.71%	18,306	695	7.66%

Total interest-bearing liabilities	$414,814	8,724	4.24%	$324,185	5,147	3.20%

Net interest income		$14,600			$13,644

Net interest margin[10]			5.48%			6.29%

[7]	Average rates/yields for these periods have been annualized using actual days.
[8]	Yields on securities have not been adjusted to a tax equivalent basis because the impact is not material.
[9]

Loans are gross, which excludes the allowance for loan losses, and net of deferred fees. Nonaccrual loans are included in the table for computation purposes, but the foregone interest on such loans is excluded.

[10]	Net interest income as a percentage of average interest-earning assets.

The following table shows a rate and volume analysis for changes in interest income, interest expense, and net interest income for the periods indicated.

Rate11/Volume Analysis of Net Interest Income

	Three Months Ended June 30, 2007 vs. 2006			Six Months Ended June 30, 2007 vs. 2006
	Increases (Decreases) Due to			Increases (Decreases) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in Thousands)
Increase (Decrease) in Interest Income:
Federal funds sold	$(191)	$4	$(187)	$(358)	$22	$(336)
Interest-bearing deposits in financial institutions	(2)	—	(2)	6	1	7
Investment securities:[12]
Taxable	481	109	590	944	232	1,176
Non-taxable	185	(6)	179	396	(12)	384
Loans[13]	1,401	87	1,488	2,451	851	3,302

Total	$1,874	$194	$2,068	$3,439	$1,094	$4,533

Increase (Decrease) in Interest Expense:
Interest-bearing demand deposits	$(6)	$—	$(6)	$(8)	$3	$(5)
Money market deposits	65	208	273	172	517	689
Savings deposits	(22)	(8)	(30)	(50)	(10)	(60)
Time deposits $100,000 or greater	348	207	555	613	427	1,040
Other time deposits	320	178	498	551	394	945
FHLB borrowings	—	23	23	—	23	23
Federal funds purchased	—	15	15	—	22	22
Repurchase agreement	—	446	446	—	883	883
Subordinated notes payable to subsidiary trusts	—	14	14	—	40	40

Total	$705	$1,083	$1,788	$1,278	$2,299	$3,577

Total change in net interest income	$1,169	$(889)	$280	$2,161	$(1,205)	$956

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

The provision for loan losses totaled $400,000 for the six months ended June 30, 2007. This represented a decrease of $220,000 or 35% when compared to $620,000 for the same period in 2006. The decrease was due to the decrease in net (charge-offs) during the first six months of 2007, when compared to the same period in 2006. For the six months ended June 30, 2007 and 2006, the Company had net (charge-offs) recoveries of ($41,000) and ($151,000), respectively. The process for monitoring the adequacy of the allowance for loan losses, as well as supporting documentation, regarding the allowance for loan losses is analyzed below. See “Allowance for Loan Losses”.

[11]	Rates for these periods on which calculations are based have been annualized using actual days.
[12]	Yields on securities have not been adjusted to a tax equivalent basis because the impact is not material.
[13]

Loans are gross, which excludes the allowance for loan losses, and net of deferred fees. Nonaccrual loans are included in the table for computation purposes, but the foregone interest on such loans is excluded.

NONINTEREST INCOME

Noninterest income for the Company includes customer service fees, gains from sale of loans, increases in the cash surrender value of life insurance policies, broker fee income, conduit loan referral income and other miscellaneous income. Conduit loan referral income consists of referral fees or brokerage fees from loans that are packaged and referred to other lenders. The loans are never recorded on the Company’s books; therefore, the recognized income is not recorded as gain on the sale of loans. The Company recognizes noninterest income as a result of the referral.

Second quarter analysis. Noninterest income totaled $1.3 million for the quarter ended June 30, 2007. This represented an increase of $517,000 or 70% when compared to $738,000 for the same period in 2006.

The increase in noninterest income was primarily attributable to the increase in conduit loan referral income of $319,000 or 506% as a result of more referrals during the second quarter of 2007 as compared to the same period in 2006. It is customary for the Company to generate noninterest income by way of conduit loan referrals, however, it is uncertain to determine the quantity or frequency of such referrals. In addition there was an increase in gains from the sale of SBA loans of $191,000 or 367% which resulted from more loans sold during the second quarter of 2007, when compared to 2006.

For the three months ended June 30, 2007 as compared to 2006, noninterest income as an annualized percentage of average earning assets increased to 0.92% from 0.67%.

Six-month analysis. Noninterest income totaled $2.2 million for the six months ended June 30, 2007. This represented an increase of $202,000 or 10% when compared to $1.9 million for the same period in 2006.

The increase in noninterest income was primarily attributable to the increase in conduit loan referral income of $79,000 or 14% as a result of more referrals during the first six months of 2007 as compared to the same period in 2006. Also as a result of the Company’s growth, other miscellaneous income increased by $101,000 or 842% during the first six months of 2007, when compared to the same period in 2006.

For the six months ended June 30, 2007 as compared to 2006, noninterest income as an annualized percentage of average earning decreased to 0.81% from 0.90%.

The following tables set forth components of the Company’s noninterest income for the periods indicated and expresses the amounts as a percentage of total noninterest income:

Noninterest Income

	For the Three Months Ended June 30,
	2007		2006
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Customer service fees	$433	34.50%	$449	60.82%
Gains from sale of loans	243	19.36%	52	7.05%
Increase in cash surrender value of life insurance	114	9.08%	110	14.91%
Broker fee income	39	3.11%	41	5.56%
Conduit loan referral income	382	30.44%	63	8.54%
Other miscellaneous income	44	3.51%	23	3.12%

Total noninterest income	$1,255	100.00%	$738	100.00%

As a percentage of average earning assets (annualized)		0.92%		0.67%

Noninterest Income

	For the Six Months Ended June 30,
	2007		2006
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Customer service fees	$832	38.50%	$830	42.38%
Gains from sale of loans	273	12.63%	317	16.18%
Increase in cash surrender value of life insurance	225	10.41%	181	9.24%
Broker fee income	81	3.75%	61	3.11%
Conduit loan referral income	637	29.48%	558	28.48%
Other miscellaneous income	113	5.23%	12	0.61%

Total noninterest income	$2,161	100.00%	$1,959	100.00%

As a percentage of average earning assets (annualized)		0.81%		0.90%

NONINTEREST EXPENSE

Noninterest expense for the Company includes salaries and employee benefits, net occupancy and equipment expense, marketing expense, data processing and professional fees, and other operating expenses.

Second quarter analysis. Noninterest expense totaled $4.8 million for the quarter ended June 30, 2007. This represented an increase of $158,000 or 3% when compared to $4.7 million for the same period in 2006. The increase in noninterest expense was primarily due to increase of $203,000 or 8% in salaries and employee benefits.

Due to the Company’s growth, coupled with salary increases, salaries and employee benefits increased $203,000 or 8%.

For the three months ended June 30, 2007 as compared to 2006, noninterest expense as an annualized percentage of average earning assets decreased to 3.53% from 4.21%.

Six-month analysis. Noninterest expense totaled $9.7 million for the six months ended June 30, 2007. This represented an increase of $562,000 or 6% when compared to $9.2 million for the same period in 2006. The increase in noninterest expense was primarily due to increases of $410,000 or 8% and $141,000 or 36% in salaries and employee benefits and data processing expense, respectively.

Due to the Company’s growth, coupled with salary increases, salaries and employee benefits increased $410,000 or 8%. Also attributable to growth and an increase in deposits, data processing expense increased $141,000 or 36%.

For the six months ended June 30, 2007 as compared to 2006, noninterest expense as an annualized percentage of average earning assets decreased to 3.66% from 4.23%. This decrease is reflective of Management’s continuing efforts to control overhead expenses and improve operating efficiency.

The following tables set forth components of the Company’s noninterest expense for the periods indicated and express the amounts as a percentage of total noninterest expense:

Noninterest Expense

	For the Three Months Ended June 30,
	2007		2006
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Salaries and employee benefits	$2,668	55.46%	$2,465	53.00%
Net occupancy expense	560	11.64%	571	12.27%
Marketing	356	7.40%	419	9.01%
Data processing fees	273	5.68%	243	5.22%
Professional fees	214	4.45%	262	5.63%
Postage, telephone, supplies	133	2.77%	133	2.86%
Directors’ fees	74	1.54%	55	1.18%
Other operating expense	532	11.06%	504	10.83%

Total noninterest expense	$4,810	100.00%	$4,652	100.00%

As a percentage of average earning assets (annualized)		3.53%		4.21%

Noninterest Expense

	For the Six Months Ended June 30,
	2007		2006
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Salaries and employee benefits	$5,362	55.00%	$4,952	53.92%
Net occupancy expense	1,148	11.78%	1,122	12.21%
Marketing	668	6.85%	771	8.39%
Data processing fees	529	5.43%	388	4.22%
Professional fees	491	5.04%	489	5.32%
Postage, telephone, supplies	279	2.86%	284	3.09%
Directors’ fees	141	1.45%	111	1.21%
Other operating expense	1,130	11.59%	1,069	11.64%

Total noninterest expense	$9,748	100.00%	$9,186	100.00%

As a percentage of average earning assets (annualized)		3.66%		4.23%

INCOME TAXES

The tax provision was $2.5 million for the first six months of 2007 and $2.2 million for the first six months of 2006, representing 37.7% and 38.5%, respectively, of pre-tax income for those periods. The amount of the tax provision is determined by applying the Company’s statutory income tax rates to pre-tax book income, adjusted for permanent differences between pre-tax book income and actual taxable income. Such permanent differences include but are not limited to tax-exempt interest income, increases in the cash surrender value of bank-owned life insurance, compensation expense associated with stock options and certain other expenses that are not allowed as tax deductions, and tax credits.

FINANCIAL CONDITION

GENERAL

The Company’s total assets were $591.9 million at June 30, 2007, an increase of $40.8 million, or 7%, compared to total assets of $551.1 million at December 31, 2006. The largest single component of the asset growth was in total net loans of $31.3 million, or 7%, to $457.5 million at June 30, 2007 as compared to $426.2 million at December 31, 2006. Total deposits at June 30, 2007 were $493.4 million, which represented an increase of $36.9 million, or 8% from total deposits of $456.5 million at December 31, 2006. The increase was primarily in interest-bearing deposits, which increased $40.5 million or 12% to $385.8 million at June 30, 2007 compared to $345.3 million at December 31, 2006. Noninterest bearing demand deposits decreased $3.6 million or 3% to $107.6 million at June 30, 2007 compared to $111.2 million at December 31, 2006. The major components of the Company’s balance sheet are individually analyzed below, along with off-balance sheet information.

LOANS

Total gross loans were $464.6 million at June 30, 2007 as compared to $433.3 million at December 31, 2006. Total gross loans increased by $31.3 million, or 7% for the first six months of 2007. Total gross loans represented 78% of total assets at June 30, 2007 and December 31, 2006. Real estate loans, which includes construction and development loans, increased $18.9 million or 7% during the first six months of 2007 and represented approximately 60% of the total loan growth of $31.3 million. This was due to the continuing strong demand for affordable housing in our market areas. Commercial loans increased $10.8 million or 7% during the first six months of 2007 due to the continued success of our business development efforts in and around the marketplaces the Company serves.

LOANS HELD FOR SALE

The Company actively generates Small Business Administration (SBA) loans as part of its primary operating activity of making loans. The guaranteed portion of each individual loan is sold on the secondary market simultaneously with the booking of the loan, and therefore the Company has no inventory “held-for-sale,” unlike some institutions that warehouse loans to sell as “pools.” The Company retains the unguaranteed portion of the SBA loans. The total gain on sale of loans was $273,000 or 1.07% of total interest and noninterest income as of June 30, 2007 and $317,000 or 1.53% of total interest and noninterest income as of June 30, 2006. The Company reported the gain on sale of loans as operating activities on the Statement of Cash Flows.

The following table shows the amounts of total loans outstanding by category as of the dates indicated:

Loan Portfolio Composition

	June 30, 2007		December 31, 2006
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Real estate loans:
Construction and development	$193,262	41.60%	$174,040	40.16%
Residential loans	2,611	0.56%	3,063	0.71%
Commercial and multi-family	77,340	16.64%	77,245	17.83%
Commercial loans	176,579	38.00%	165,765	38.26%
Consumer loans	6,624	1.43%	4,764	1.10%
Equity lines of credit	7,019	1.51%	6,762	1.56%
Credit card and other loans	1,210	0.26%	1,652	0.38%

Total gross loans	464,645	100.00%	433,291	100.00%

Less:
Unearned income	(1,048)		(1,350)
Allowance for loan losses	(6,100)		(5,741)

Total net loans	$457,497		$426,200

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

December 31, 2006 to June 30, 2007 analysis. Nonperforming assets at June 30, 2007 increased $1.3 million to $5.2 million, from $3.9 million at December 31, 2006, and represented 1.11% and 0.89% of total gross loans, respectively. The increase was primarily attributable to one construction and development loan for $1.2 million that was 90 days past due as of June 30, 2007. In addition, $940,000 was transferred to other real estate owned (See below). These increases were partially offset by a reduction in nonaccrual loans of $962,000.

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

June 30, 2006 to June 30, 2007 analysis. Nonperforming assets at June 30, 2007 increased $3.7 million to $5.2 million, from $1.4 million at June 30, 2006, and represented 1.11% and 0.34% of total gross loans, respectively. The increase was primarily attributable to the addition of six commercial loans totaling $2.7 million, of which $2.3 million was attributed to one commercial loan placed on nonaccrual in July 2006. In addition, in February 2007 $940,000 was transferred to other real estate owned (See above).

The following table provides information with respect to the components of the Company’s nonperforming assets as of the dates indicated:

Nonperforming Assets

	June 30, 2007	December 31, 2006	June 30, 2006
	(Dollars in Thousands)
Nonaccrual loans:[14]
Real estate loans:
Construction and development	$—	$—	$—
Residential loans	17	18	—
Commercial and multi-family	—	—	—
Commercial loans	2,879	3,840	748
Consumer loans	—	—	—
Equity lines of credit	—	—	—
Credit card and other loans	—	—	—

Total nonaccrual loans	2,896	3,858	748

Loans 90 days or more past due (as to principal or interest) and still accruing:
Real estate loans:
Construction and development	1,320 [15]	—	—
Residential loans	—	—	—
Commercial and multi-family	—	—	—
Commercial loans	—	—	656
Consumer loans	—	—	—
Equity lines of credit	—	—	—
Credit card and other loans	—	—	4

Total loans 90 days or more past due and still accruing	1,320	—	660

Restructured loans[16]	—	—	—

Total nonperforming loans	4,216	3,858	1,408
Other real estate owned	940	—	—

Total nonperforming assets	$5,156	$3,858	$1,408

Nonperforming loans as a percentage of total loans[17]	0.91%	0.89%	0.34%
Nonperforming assets as a percentage of total loans and other real estate owned	1.11%	0.89%	0.34%
Allowance for loan losses to nonperforming loans	144.69%	148.81%	415.13%
Allowance for loan losses	$6,100	$5,741	$5,845

[14]

During the six months ended June 30, 2007, no income related to these loans was included in net income. Additional interest income of approximately $123,000 would have been recorded for the six months ended June 30, 2007 if these loans had been paid or accrued in accordance with their original terms and had been outstanding throughout the applicable period then ended or, if not outstanding throughout the applicable period then ended, since origination.

[15]	Consists of two loans that were placed on nonaccrual status in July 2007. Interest income accrued as of June 30, 2007 and now reversed was $48,000.
[16]	Restructured loans are loans where the terms are renegotiated to provide a reduction or deferral of interest or principal due to deterioration in the financial position of the borrower.
[17]	Total loans are gross loans, which excludes the allowance for loan losses, and net of deferred fees.

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

The allowance for loan losses totaled $6.1 million at June 30, 2007 compared to $5.7 million at December 31, 2006 and as a percentage of total loans outstanding was 1.32% and 1.33%, respectively. The process for monitoring the adequacy of the allowance, as well as supporting documentation regarding the allowance follows.

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

The aggregate loan portfolio risk ratings were stratified as follows for the period indicated:

	Pass/ Homogeneous:	Special Mention:	Substandard:	Doubtful:	Loss:	Total:
June 30, 2007	91.95%	7.46%	0.58%	0.01%	0.00%	100.00%

For the six months ended June 30, 2007 and 2006, the Company had net (charge-offs) recoveries of ($41,000) and ($151,000), respectively. Implicit in lending activity is the risk that losses will occur and that the amount of such loss will vary over time. In many cases Management exercises considerable judgment in determining the timing of the recognition of inherent losses with the objective to present a realistic presentation of the quality of the loan portfolio.

Except for nonperforming assets and impaired loans, Management is not aware of any loans as of June 30, 2007 for which known credit problems of the borrower would cause serious doubt as to the ability of such borrowers to comply with their present loan repayment terms. Management cannot, however, predict the extent to which the deterioration in general economic conditions, real estate values, increase in general rates of interest, changing financial conditions or business of a borrower may adversely affect a borrower’s ability to repay. The ratio of the allowance for loan losses to total loans was determined by Management to be adequate at June 30, 2007 and December 31, 2006.

The following table summarizes the activity in the Company’s allowance for loan losses for the periods indicated:

Allowance for Loan Losses

	June 30, 2007	December 31, 2006	June 30, 2006
	(Dollars in Thousands)
Balances:
Average total loans outstanding during period	$452,300	$411,415	$397,762

Total loans outstanding at end of period, net of unearned income	$463,597	$431,941	$416,596

Allowance for Loan Losses:
Balance at beginning of period	$5,741	$5,376	$5,376
Charge-offs:
Real estate loans:
Construction and development	—	—	—
Residential loans	—	—	—
Commercial and multi-family	—	375	—
Commercial loans	450 [18]	688	281
Consumer loans	2	—	—
Equity lines of credit	—	55	—
Credit card and other loans	—	5	—

Total charge-offs	452	1,123	281

Recoveries:
Real estate loans:
Construction and development	—	—	—
Residential loans	2	2	1
Commercial and multi-family	—	—	—
Commercial loans	409	163	126
Consumer loans	—	3	3
Equity lines of credit	—	—	—
Credit card and other loans	—	—	—

Total recoveries	411	168	130

Net (charge-offs) recoveries	(41)	(955)	(151)

Provision charged to operations	400	1,320	620

Allowance for loan losses balance, end of period	$6,100	$5,741	$5,845

Ratios:[19]
Net loan charge-offs to average total loans	0.01%	0.23%	0.04%
Allowance for loan losses to average total loans	1.35%	1.40%	1.47%
Allowance for loan losses to total loans at end of period	1.32%	1.33%	1.40%
Allowance for loan losses to total nonperforming loans	144.69%	148.81%	415.13%
Net loan (charge-offs) recoveries to allowance for loan losses at end of period	(0.67)%	(16.63)%	(2.58)%
Net loan (charge-offs) recoveries to provision for loan losses	(10.25)%	(72.35)%	(24.35)%

[18]

Includes a $446,000 charge to the allowance for loan losses for the difference between total debt outstanding and the estimated fair value, less selling costs on other real estate owned recorded. (See nonperforming assets above).

[19]	Total loans are gross loans, which excludes the allowance for loan losses, and net of deferred fees.

INVESTMENTS

The Company’s investment portfolio provides income to the Company and also serves as a source of liquidity. Total yield, risk and maturity are among the factors considered in building the investment portfolio. Pursuant to FASB 115, securities must be classified as “held to maturity,” “available for sale,” or “trading securities.” Those securities held in the “available for sale” category must be carried on the Company’s books at fair market value. At June 30, 2007 and December 31, 2006, 100% of the investment securities owned by the Company were classified as “Available for Sale.”

At June 30, 2007, the Company’s investment portfolio at fair value consisted of $29.7 million in U.S. government agency securities, $22.9 million in federal agency mortgage-backed securities and $23.3 million in obligations of states and local government securities for a total of $75.9 million. At December 31, 2006, the Company’s investment portfolio at fair value consisted of $30.2 million in U.S. government agency securities, $19.7 million in federal agency mortgage-backed securities and $22.7 million in obligations of states and local government securities for a total of $72.6 million.

The Company’s investment portfolio increased $3.2 million or 4% to $75.9 million during the first six months of 2007. The increase is primarily attributable to the addition of $5.4 million in federal agency mortgage-backed securities, however, such existing class of securities in the portfolio had principal paydowns of approximately $2.1 million. The Company added $4.3 million in obligations of states and local government securities, however, the addition was offset by the sale of $2.8 million and the reduction in market value of $858,000 in such existing class of securities.

The following table is a comparison of amortized cost and fair value of investment securities as of the dates indicated:

Investment Portfolio

	June 30, 2007				December 31, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in Thousands)
Available for Sale:
U.S. government agency securities	$30,000	$—	$(282)	$29,718	$30,000	$210	$—	$30,210
Federal agency mortgage-backed securities	23,014	52	(191)	22,875	19,597	190	(61)	19,726
Obligations of states and local government securities	24,214	23	(950)	23,287	22,782	120	(189)	22,713

Total	$77,228	$75	$(1,423)	$75,880	$72,379	$520	$(250)	$72,649

The Company also has investments in interest-bearing time certificates of deposit at other financial institutions totaling $1.9 million at June 30, 2007 and $2.9 million at December 31, 2006.

DEPOSITS

Total deposits increased $36.9 million, or 8%, to $493.4 million at June 30, 2007 from $456.5 million at December 31, 2006. Noninterest-bearing demand deposits decreased $3.5 million or 3% at June 30, 2007 as compared to December 31, 2006. Interest bearing demand deposits decreased $5.6 million or 23%, while money market deposit accounts increased $20.9 million, or 14% at June 30, 2007 as compared to December 31, 2006. Savings deposit accounts decreased $4.8 million or 26% at June 30, 2007 as compared to December 31, 2006. Time deposits of $100,000 or greater increased $18.2 million, or 24% at June 30, 2007 as compared to December 31, 2006, and other time deposits increased $11.7 million, or 16%.

The increase in money market deposit accounts was primarily the result of the Company’s efforts to attract new customers. The increase in time deposits was primarily the result of additional brokered certificates of deposit acquired. The overall increase in deposits has helped maintain the Company’s liquidity position and supported loan growth during 2007.

Cost of funds

The Company’s cost of funds is calculated as total interest expense on interest-bearing deposits and other interest-bearing liabilities, annualized as a percentage of average interest-bearing deposits and other interest-bearing liabilities.

The rate paid on the Bank’s interest-bearing deposits increased to 3.90% for the six months ended June 30, 2007 from 2.94% for the same period in 2006. For all interest bearing liabilities, the average rate for the six months ended June 30, 2007 was 4.24% as compared to 3.20% for the same period in 2006. Market rate increases, coupled with the increase in rates paid on money market deposit accounts as a result of the Company’s efforts to attract new customers impacted the Company’s cost of funds.

From June 30, 2006 to June 30, 2007 the percentage of total average deposits represented by time deposits increased from 25% to 35%. The shift in this average deposit mix also contributed to the increase in cost of funds for the first six months of 2007 versus 2006.

The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated:

Average Deposits and Other Borrowings20

	Six Months Ended June 30,
	2007		2006
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in Thousands)
Demand deposits, noninterest bearing	$107,385	0.00%	$104,402	0.00%

Interest-bearing deposits:
Interest-bearing demand deposits	22,222	0.36%	27,252	0.33%
Money market deposits	164,903	3.81%	154,003	3.18%
Savings deposits	13,437	0.84%	23,508	1.00%
Time deposits $100,000 or greater	83,160	4.80%	50,313	3.76%
Other time deposits	81,107	4.65%	50,803	3.67%

Total interest-bearing deposits	364,829	3.90%	305,879	2.94%

FHLB borrowings	856	5.42%	—	0.00%
Federal funds purchased	823	5.39%	—	0.00%
Repurchase agreement	30,000	5.94%	—	0.00%
Subordinated notes payable to subsidiary trusts	18,306	8.10%	18,306	7.66%

Total deposits and other borrowings	$522,199	3.37%	$428,587	2.42%

Average rate excluding noninterest bearing demand deposits		4.24%		3.20%

The following table summarizes the composition of average deposits as a percentage of total average deposits for the periods indicated:

Percent of Total Average Deposit Composition

	Six Months Ended June 30,
	2007	2006
	Percent of Total	Percent of Total
Demand deposits, noninterest bearing	22.74%	25.45%
Interest-bearing deposits:
Interest-bearing demand deposits	4.71%	6.64%
Money market deposits	34.91%	37.54%
Savings deposits	2.85%	5.73%
Time deposits $100,000 or greater	17.61%	12.26%
Other time deposits	17.18%	12.38%

Total average deposits	100.00%	100.00%

[20]	Rates for these periods on which calculations are based have been annualized using actual days.

The following table sets forth the scheduled maturities of time certificates of deposit accounts outstanding in amounts of $100,000 or more for the periods indicated:

	3 Months or Less	Over 3 Months Through 6 Months	Over 6 Months Through 12 Months	Over 12 Months	Total
	(Dollars in Thousands)
June 30, 2007	$35,579	$27,948	$19,400	$9,994	$92,921

December 31, 2006	$23,514	$23,418	$19,739	$8,093	$74,764

LIQUIDITY AND MARKET RISK MANAGEMENT

Liquidity

The Company’s liquidity is primarily a reflection of the Company’s ability to raise money quickly, without principal loss and at a reasonable cost to meet loan demand and deposit withdrawals, and to service other liabilities as they come due. The Company has adopted policies to manage its liquidity position so it can respond to changes in the financial environment and ensure that sufficient funds are available to meet those needs. Generally, the Company’s major sources of liquidity are customer deposits, maturities, paydowns and sales of investment securities, the use of federal funds markets, borrowings from correspondent banks, borrowings from the Federal Home Loan Bank (FHLB) and net cash provided by operating activities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments, which are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors, are not. Liquid assets include cash and due from banks, less the federal reserve requirement, federal funds sold, interest-bearing deposits in financial institutions, unpledged investment securities available-for-sale, and cash surrender value of life insurance policies.

In order to augment liquidity, as of June 30, 2007 the Company has Federal Funds borrowing arrangements with five correspondent banks totaling $45.0 million, and a secured line of credit with the FHLB totaling approximately $32.9 million.

The Company’s policy is to maintain the liquidity ratio at above 10%. The Company’s liquidity ratio is a measure of liquid assets to deposits, plus short-term liabilities, plus Federal Home Loan Bank borrowings due within one year, less deposits for treasury tax and loan. On a consolidated basis, the liquidity ratio increased to 16.99% at June 30, 2007 from 16.67% at December 31, 2006. The Company also monitors its net non-core funding dependence ratio, with policy guidelines of “less than 30%”. The net non-core dependence ratio is a measure of non-core liabilities less short-term investments, divided by long-term earning assets. The ratio was 23.00% at June 30, 2007 and 24.65% at December 31, 2006.

The Company believes it is beneficial to continue to take advantage of the earnings opportunity presented by current loan demand, and to continue to implement various arrangements to ensure adequate liquidity including enhancing deposit growth by:

1)	Encouraging deposit relationships with all loan customers;

2)	Maintaining an incentive program to reward business development officers for deposit growth;

3)	Hiring personnel whose primary focus is deposit growth;

4)	Advertising competitive deposit rates;

5)	Offering deposit promotions; and

6)	Buying brokered deposits and public funds to a limit of 15% of total deposits.

As of June 30, 2007, brokered deposits and public funds totaled $61.7 million and were 12.50% of total deposits.

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

The following table sets forth certain information with respect to the Company’s liquidity as of the periods indicated:

Liquidity

	June 30, 2007	December 31, 2006
	(Dollars in Thousands)
Cash and due from banks (net of FRB reserve requirement)	$12,468	$17,771
Federal funds sold	13,460	2,900
Interest-bearing deposits in financial institutions	1,943	2,922
Unpledged investment securities, available-for-sale	44,080	40,815
Cash surrender value of life insurance	11,864	11,639

Total liquid assets	$83,815	$76,047

Liquidity ratio:
Percentage of ending deposits and short-term liabilities	16.99%	16.67%

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

In connection with the foregoing strategy, the Company studies the change in net interest income and net interest margin given immediate and parallel interest rate shocks over a 12-month horizon. The Company’s goal is to manage the effect of these changes within Board-established parameters of “less than a 15% change” for up/down 100 and 200 basis points. Shown below are possible changes to net interest income and the net interest margin based upon the model’s program under 100 and 200 basis point increases or decreases as of June 30, 2007:

Change (in Basis Points)	Net Interest Income (next twelve months)	Change in Net Interest Income	% Change in Net Interest Income	Net Interest Margin
	(Dollars in Thousands)
+ 200	$31,832	$2,492	8.49%	5.82%
+ 100	30,595	1,255	4.28%	5.59%
0	29,340	—	0.00%	5.36%
– 100	28,121	(1,220)	(4.16)%	5.14%
– 200	26,883	(2,457)	(8.37)%	4.91%

These results indicate the effect of immediate rate changes, which are unlikely and do not consider the yield from reinvesting in short-term versus long-term instruments. This report shows liquidation values in an extremely downward movement, which is highly unlikely. The net interest margin will improve if rates rise and decline if rates fall. Management and the Board of Directors consider the results indicated by the report to be acceptable.

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

Total shareholders’ equity was $45.9 million at June 30, 2007, compared to $42.2 million at December 31, 2006. The increase of $3.7 million, or 9% during the first six months of 2007 was primarily due to $4.1 million in year-to-date net income, less $970,000 in the change in net unrealized loss on investment securities available for sale, after tax effects, $301,000 credited to capital in relation to compensation expense associated with the issuance of stock options and the proceeds of $293,000 from the exercise of stock options, including tax benefit.

The following table illustrates the capital and prompt corrective action guidelines applicable to the Company and the Bank, as well as their total risk-based capital ratios, Tier 1 capital ratios and leverage ratios as of the dates indicated:

	Actual Amount/Ratio		Minimum Capital Requirement Amount/Ratio		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions Amount/Ratio
As of June 30, 2007:
Total capital to risk-weighted assets:
the Company	$66,836	13.26%	$40,313	8.00%	$50,392	10.00%
the Bank	58,948	11.70%	40,313	8.00%	50,391	10.00%
Tier 1 capital to risk-weighted assets:
the Company	58,110	11.53%	20,157	4.00%	30,235	6.00%
the Bank	52,640	10.45%	20,157	4.00%	30,235	6.00%
Tier 1 capital to average assets:
the Company	58,110	10.06%	23,111	4.00%	28,889	5.00%
the Bank	52,640	9.12%	23,090	4.00%	28,863	5.00%

As of December 31, 2006:
Total capital to risk-weighted assets:
the Company	$61,806	12.92%	$38,284	8.00%	$47,855	10.00%
the Bank	59,691	12.47%	38,283	8.00%	47,854	10.00%
Tier 1 capital to risk-weighted assets:
the Company	51,827	10.83%	19,142	4.00%	28,713	6.00%
the Bank	53,701	11.22%	19,142	4.00%	28,712	6.00%
Tier 1 capital to average assets:
the Company	51,827	9.46%	21,905	4.00%	27,381	5.00%
the Bank	53,701	9.82%	21,885	4.00%	27,356	5.00%

Of the Company’s $58.1 million of Tier 1 capital at June 30, 2007, $15.6 million consisted of Trust Preferred Securities. Trust Preferred Securities, up to the amount of 25% of core capital, may be included in Tier 1 capital for regulatory purposes, but classified as long-term debt in accordance with generally accepted accounting principles, however, no assurance can be given that trust preferred securities will continue to be treated as Tier 1 capital in the future. The remaining $2.4 million of Trust Preferred Securities is included in Tier 2 capital.

On July 7, 2007, Centennial Capital Trust I (the “Trust”), a wholly-owned subsidiary of 1st Centennial Bancorp (the “Company”), redeemed 100% of its trust preferred securities that were issued on July 11, 2002 with a maturity date of October 7, 2032. See “Note 5, Subsequent Event”.

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

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) promulgated under the Exchange Act) as of the end of the period covered by this quarterly report (the “Evaluation Date”) have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiary would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting or in other factors that occurred in the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The Company’s annual meeting of shareholders was held on May 15, 2007. A total of 2,306,219 shares were represented and voting at the meeting, constituting 71.5% of the 3,223,541 issued and outstanding shares entitled to vote at the meeting. Proxies were solicited by the Company’s management pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to Management’s nominees for directorship as listed in the proxy statement, and all of such nominees were elected pursuant to the vote of shareholders. The directors noted below were elected to one-year terms. The votes tabulated were:

NAME:	AUTHORITY GIVEN:	AUTHORITY WITHHELD:	TOTAL:
James R. Appleton	2,297,504	8,715	2,306,219
Bruce J. Bartells	2,297,504	8,715	2,306,219
Carole H. Beswick	2,297,504	8,715	2,306,219
Larry Jacinto	2,297,504	8,715	2,306,219
Ronald J. Jeffrey	2,297,144	9,075	2,306,219
William A. McCalmon	2,297,504	8,715	2,306,219
Patrick J. Meyer	2,297,504	8,715	2,306,219
Thomas E. Vessey	2,297,504	8,715	2,306,219
Stanley C. Weisser	2,297,504	8,715	2,306,219
Douglas F. Welebir	2,297,504	8,715	2,306,219

There were no broker non-votes received with respect to this item.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

Exhibit No.	Description of Exhibits
3.1	Articles of Incorporation of the Company[21]

3.2	Amendment to Articles of Incorporation of the Company[22]

3.3	Amendment to Articles of Incorporation of the Company[23]

3.4	Restated By-Laws of the Company[24]

10.1	Form of Indemnification Agreement[25]

10.2	Amended and Restated Stock Incentive Plan[26]

10.3	1st Centennial Bank Employee Stock Ownership Plan (with 401(k) provisions) dated August 1, 2004[27]

10.4	Employment Agreement of Beth Sanders dated December 1, 2004[28]

10.5	Employment Agreement of Suzanne Dondanville dated December 1, 2004[29]

10.6	Salary Continuation Agreement of Anne Elizabeth Sanders dated December 1, 2001[30]

10.7	Salary Continuation Agreement of Suzanne Dondanville dated December 17, 2002[31]

10.8	Salary Continuation Agreement of Clifford Schoonover dated December 17, 2002[32]

10.9	Amendment to Salary Continuation Agreement of Anne Elizabeth Sanders dated December 1, 2001[33]

10.10	Amendment to Salary Continuation Agreement of Suzanne Dondanville dated December 17, 2002[34]

10.11	Amendment to Salary Continuation Agreement of Clifford Schoonover dated December 17, 2002[35]

10.12	Salary Continuation Agreement of Thomas E. Vessey dated April 7, 2006[36]

10.13	Salary Continuation Agreement of John P. Lang dated April 7, 2006[37]

10.14	Form of Agreement between 1st Centennial Bank and Officers with respect to Death Benefit.[38]

10.15	Indenture for Trust Preferred Securities dated September 28, 2005[39]

10.16	Amended and Restated Declaration of Trust for Trust Preferred Securities dated September 28, 2005[40]

10.17	Guarantee Agreement for Trust Preferred Securities dated September 28, 2005[41]

[21]	Incorporated by reference to exhibit of the same number on Form S-4 dated October 20, 1999.
[22]	Incorporated by reference to exhibit of the same number on Form 10-QSB for the quarter ended June 30, 2002.
[23]	Incorporated by reference to exhibit of the same number on Form SB-2 dated March 13, 2003.
[24]	Incorporated by reference to exhibit of the same number on Form 8-K dated January 19, 2007.
[25]	Incorporated by reference to exhibit 10.2 on Form SB-2 dated March 21, 2001.
[26]	Incorporated by reference to exhibit 10.10 on Form 10-KSB for the year ended December 31, 2004.
[27]	Incorporated by reference to exhibit 10.9 on Form 10-KSB for the year ended December 31, 2004.
[28]	Incorporated by reference to exhibit 10.31 on Form 10-KSB for the year ended December 31, 2004.
[29]	Incorporated by reference to exhibit 10.32 on Form 10-KSB for the year ended December 31, 2004.
[30]	Incorporated by reference to exhibit 10.30 on Form 10-QSB for the quarter ended September 30, 2004.
[31]	Incorporated by reference to exhibit 10.17 on Form SB-2 dated March 13, 2003.
[32]	Incorporated by reference to exhibit 10.18 on Form SB-2 dated March 13, 2003.
[33]	Incorporated by reference to exhibit 10.25 on Form 10-KSB for the year ended December 31, 2003.
[34]	Incorporated by reference to exhibit 10.24 on Form 10-KSB for the year ended December 31, 2003.
[35]	Incorporated by reference to exhibit 10.26 on Form 10-KSB for the year ended December 31, 2003.
[36]	Incorporated by reference to exhibit 99.1 on Form 8-K dated April 11, 2006.
[37]	Incorporated by reference to exhibit 99.1 on Form 8-K dated April 11, 2006.
[38]	Incorporated by reference to exhibit 99.1 on Form 8-K dated November 3, 2006.
[39]	Incorporated by reference to exhibit 10.35 on Form 10-Q for the quarter ended September 30, 2005.
[40]	Incorporated by reference to exhibit 10.36 on Form 10-Q for the quarter ended September 30, 2005.
[41]	Incorporated by reference to exhibit 10.37 on Form 10-Q for the quarter ended September 30, 2005.

10.18	Indenture for Trust Preferred Securities dated January 15, 2004[42]

10.19	Amended and Restated Declaration of Trust for Trust Preferred Securities dated January 15, 2004[43]

10.20	Guarantee Agreement for Trust Preferred Securities dated January 15, 2004[44]

10.21	Indenture for Trust Preferred Securities dated July 11, 2002[45]

10.22	Amended and Restated Declaration of Trust for trust preferred securities dated July 11, 2002[46]

10.23	Guarantee Agreement for Trust Preferred Securities dated July 11, 2002[47]

10.24	Director Deferred Compensation Plan/Agreement entered into with each non-employee Director effective July 20, 2007[48]

31.1	Certification of Chief Executive Officer (Section 302 Certification)

31.2	Certification of Chief Financial Officer (Section 302 Certification)

32	Certification of Periodic Financial Report (Section 906 Certification)

[42]	Incorporated by reference to exhibit 10.25 on Form 10-QSB for the quarter ended March 31, 2004.
[43]	Incorporated by reference to exhibit 10.26 on Form 10-QSB for the quarter ended March 31, 2004.
[44]	Incorporated by reference to exhibit 10.27 on Form 10-QSB for the quarter ended March 31, 2004.
[45]	Incorporated by reference to exhibit 10.17 on Form 10-QSB for the quarter ended September 30, 2002.
[46]	Incorporated by reference to exhibit 10.18 on Form 10-QSB for the quarter ended September 30, 2002.
[47]	Incorporated by reference to exhibit 10.19 on Form 10-QSB for the quarter ended September 30, 2002.
[48]	Incorporated by reference to exhibit 99.1 on Form 8-K dated July 20, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of August 2007.

1ST CENTENNIAL BANCORP

/s/ Thomas E. Vessey
Thomas E. Vessey
President and Chief Executive Officer

/s/ Beth Sanders
Beth Sanders
Executive Vice President and Chief Financial Officer