Form 10-Q
period 2007-09-30
1ST CENTENNIAL BANCORP
filed 2007-11-07
CIK 1097081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to section 13 or 15(d) of the Securities

Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒

The number of shares of Common Stock of the registrant outstanding as of November 6, 2007 was 4,881,791.

PART I – FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

September 30, 2007 and December 31, 2006

Dollar amounts in thousands	2007	2006
	(unaudited)
ASSETS
Cash and due from banks	$12,271	$18,385
Federal funds sold	—	2,900

Total cash and cash equivalents	12,271	21,285
Interest-bearing deposits in financial institutions	1,963	2,922
Investment securities, available for sale	126,198	72,649
Stock investments restricted, at cost	1,990	1,681
Loans, net of allowance for loan losses of $6,197 and $5,741	487,572	426,200
Accrued interest receivable	3,668	3,469
Premises and equipment, net	3,045	3,152
Goodwill	4,180	4,180
Cash surrender value of life insurance	14,408	11,639
Other assets	5,047	3,950

Total assets	$660,342	$551,127

LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$108,610	$111,154
Interest-bearing deposits	379,275	345,309

Total deposits	487,885	456,463
Accrued interest payable	948	432
Federal funds purchased	5,610	—
Borrowings from federal home loan bank	25,000	—
Repurchase agreements	75,113	30,000
Other liabilities	4,111	3,729
Subordinated notes payable to subsidiary trusts	12,300	18,306

Total liabilities	610,967	508,930

SHAREHOLDERS’ EQUITY
Common stock, no par value; authorized 10,000,000 shares, issued and outstanding 4,881,791 and 3,212,215 shares at September 30, 2007 and December 31, 2006, respectively	28,985	27,998
Retained earnings	20,279	14,038
Accumulated other comprehensive income	111	161

Total shareholders’ equity	49,375	42,197

Total liabilities and shareholders’ equity	$660,342	$551,127

The accompanying notes are an integral part of these consolidated statements.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS

Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollar amounts in thousands, except per share amounts	2007	2006	2007	2006
Interest income:
Loans, including fees	$11,117	$9,696	$32,293	$27,570
Deposits in financial institutions	26	29	92	88
Federal funds sold	99	224	315	776
Investments
Taxable	1,248	279	2,620	475
Tax-exempt	259	110	753	220

Total interest income	12,749	10,338	36,073	29,129

Interest expense:
Interest bearing demand and savings deposits	1,896	1,575	5,109	4,164
Time deposits $100,000 or greater	1,170	692	3,149	1,631
Other time deposits	937	571	2,806	1,495
Interest on borrowed funds	1,270	470	2,933	1,165

Total interest expense	5,273	3,308	13,997	8,455

Net interest income	7,476	7,030	22,076	20,674
Provision for loan losses	300	200	700	820

Net interest income after provision for loan losses	7,176	6,830	21,376	19,854

Noninterest income:
Customer service fees	444	411	1,276	1,241
Gains from sale of loans	134	2	407	319
Conduit loan referral income	118	80	755	638
Other income	168	204	587	458

Total noninterest income	864	697	3,025	2,656

Noninterest expense:
Salaries and employee benefits	2,544	2,302	7,906	7,254
Net occupancy expense	581	551	1,729	1,673
Other operating expense	1,512	1,504	4,750	4,616

Total noninterest expense	4,637	4,357	14,385	13,543

Income before provision for income taxes	3,403	3,170	10,016	8,967
Provision for income taxes	1,277	1,321	3,769	3,555

Net income	$2,126	$1,849	$6,247	$5,412

Basic earnings per share[1]	$0.44	$0.39	$1.29	$1.13

Diluted earnings per share[1]	$0.40	$0.35	$1.18	$1.03

The accompanying notes are an integral part of these consolidated statements.

[1]	Adjusted for the 50% stock distribution declared for shareholders of record as of May 1, 2007, and distributed May 15, 2007.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Nine Months Ended September 30, 2007 and 2006 (unaudited)

Dollar amounts in thousands, except share amounts

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, DECEMBER 31, 2005	2,100,075	$26,803	$6,617	$1	$33,421

Comprehensive income:
Net income	—	—	5,412	—	5,412
Change in net unrealized gain on investment securities available for sale, after tax effects	—	—	—	155	155

Total comprehensive income					5,567

Stock Distribution	1,062,656	—	—	—	—
Cash paid in lieu of fractional shares	—	—	(6)	—	(6)
Compensation expense on incentive stock options	—	398	—	—	398
Retirement of unvested restricted stock awards	(578)	—	—	—	—
Exercise of stock options, including tax benefit	41,066	511	—	—	511

BALANCE, SEPTEMBER 30, 2006	3,203,219	$27,712	$12,023	$156	$39,891

BALANCE, DECEMBER 31, 2006	3,212,215	$27,998	$14,038	$161	$42,197
Comprehensive income:
Net income	—	—	6,247	—	6,247
Change in net unrealized gain on investment securities available for sale, after tax effects	—	—	—	(50)	(50)

Total comprehensive income					6,197

Stock Distribution	1,614,406	—	—	—	—
Cash paid in lieu of fractional shares	—	—	(6)	—	(6)
Compensation expense on incentive stock options	—	461	—	—	461
Exercise of stock options, including tax benefit	55,170	526	—	—	526

BALANCE, SEPTEMBER 30, 2007	4,881,791	$28,985	$20,279	$111	$49,375

The accompanying notes are an integral part of these consolidated statements.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2007 and 2006 (unaudited)

Dollar amounts in thousands	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,247	$5,412
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	482	517
Gain on sale of fixed assets	(3)	(7)
Gain from sale of investments	(34)	—
Provision for loan losses	700	820
Amortization of deferred loan fees	(953)	(1,334)
Amortization of excess purchase value of deposits	—	9
Fair value of stock options and restricted stock awards in noninterest expense	488	425
Deferred income tax benefit	(90)	(44)
Net amortization of premiums (discounts) on investments and interest-bearing deposits	(102)	82
Increase in cash surrender value of life insurance	(352)	(291)
Change in:
Accrued interest receivable	(199)	(429)
Other assets	(1,059)	(144)
Accrued interest payable	516	185
Other liabilities	355	292

Net cash provided by operating activities	5,996	5,493

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits in financial institutions	1,027	(654)
Activity in available for sale securities:
Purchases of securities	(60,035)	(49,266)
Proceeds from sales, maturities and principal repayments of securities	6,556	2,689
Purchases of Federal Home Loan Bank stock	(309)	(45)
Net increase in loans	(60,342)	(44,059)
Acquisition of other real estate owned	(777)	—
Additions to bank premises and equipment	(372)	(149)
Purchases of life insurance	(2,417)	(4,500)

Net cash used in investing activities	(116,669)	(95,984)

The accompanying notes are an integral part of these consolidated statements.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Nine Months Ended September 30, 2007 and 2006 (unaudited)

Dollar amounts in thousands	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in noninterest-bearing demand deposits	(2,544)	6,693
Net increase in interest-bearing deposits	33,966	39,853
Proceeds from federal funds purchased	5,610	—
Proceeds from federal home loan bank borrowings	25,000	—
Proceeds from repurchase agreements	45,113	30,000
Redemption of trust preferred securities	(6,006)	—
Cash paid in lieu of fractional shares	(6)	(6)
Proceeds from exercise of stock options	526	511

Net cash provided by financing activities	101,659	77,051

Net decrease in cash and cash equivalents	(9,014)	(13,440)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,285	38,367

CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,271	$24,927

SUPPLEMENTAL INFORMATION:
Interest paid	$13,481	$8,261

Income taxes paid	$3,498	$3,987

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to other real estate owned, after charge-off of $446	$310	$—

The accompanying notes are an integral part of these consolidated statements.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

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

Basis of Presentation

The unaudited financial information included herein has been prepared in conformity with the accounting principles and practices disclosed in the consolidated financial statements, Note 1, included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2006, filed with the Securities and Exchange Commission (“SEC”). The accompanying interim consolidated financial statements contained herein are unaudited. However, in the opinion of the Company, all adjustments, consisting of normal recurring items necessary for a fair presentation of the operating results for the periods shown, have been made. The results of operations for the three and nine months ended September 30, 2007 may not be indicative of operating results for the full year ending December 31, 2007. Certain prior year and prior quarter amounts have been reclassified to conform to current classifications, including the reclassification of brokered certificates of deposits from greater than $100,000 to other time deposits that are in groups of large master certificates but are made up of individual time deposits of $1,000 each. As of September 30, 2007 and December 31, 2006, $19.2 million and $34.4 million respectively, represented such brokered time deposits and were reclassified with no effect on net income and shareholders’ equity.

Note 2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and, therefore, should be determined based on the assumptions that market participants would use in pricing that asset or liability. SFAS No. 157 also establishes a fair value hierarchy that distinguishes between market participant assumptions developed based on market data obtained from independent sources and the Company’s own assumptions about market participant assumptions based on the best information available. SFAS No. 157 is effective for the Company on January 1, 2008 with earlier adoption permitted. The Company does not expect adoption to have a significant impact on the consolidated financial statements, results of operations or liquidity of the Company.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” which is effective for the Company as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the fiscal year that begins on or after November 15, 2006, provided that the Company also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements”. The Company has evaluated this Statement and has decided to not elect the fair value option for eligible items at the date of adoption.

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

The weighted average number of shares used in computing basic and diluted earnings per share is as follows:

Earnings per share calculation

For the three months ended September 30,

(In thousands, except per share amounts)

	2007			2006
	Net Income	Weighted average shares	Per share amount	Net Income	Weighted average shares	Per share amount
Basic earnings per share	$2,126	4,865	$0.44	$1,849	4,791	$0.39
Effect of dilutive shares:
assumed exercise of outstanding options	—	453	(0.04)	—	503	(0.04)
Diluted earnings per share	$2,126	5,318	$0.40	$1,849	5,294	$0.35

Earnings per share calculation

For the nine months ended September 30,

(In thousands, except per share amounts)

	2007			2006
	Net Income	Weighted average shares	Per share amount	Net Income	Weighted average shares	Per share amount
Basic earnings per share	$6,247	4,842	$1.29	$5,412	4,775	$1.13
Effect of dilutive shares:
assumed exercise of outstanding options	—	453	(0.11)	—	503	(0.10)
Diluted earnings per share	$6,247	5,295	$1.18	$5,412	5,278	$1.03

[2]	Adjusted for the 50% stock distribution declared for shareholders of record as of May 1, 2007, and distributed May 15, 2007.

Note 4. OFF-BALANCE SHEET COMMITMENTS

Commitments to extend credit are agreements to lend to customers, provided there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments generally have variable rates, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. The Company’s exposure to credit losses is represented by the contractual amount of these commitments. The Company uses the same credit underwriting policies in granting or accepting such commitments as it does for on-balance-sheet instruments, which consist of evaluating customers’ creditworthiness individually.

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

The following table shows the amounts of total off-balance sheet commitments by category as of the dates indicated:

Off-Balance sheet commitments

	September 30, 2007	December 31, 2006
	(Dollars in Thousands)
Standby letters of credit	$4,572	$3,231
Undisbursed loans and lines of credit	194,467	223,201
Available credit card lines	3,469	3,060

Total off-balance sheet commitments	$202,508	$229,492

Note 5. STOCK REPURCHASE PROGRAM

On September 21, 2007 the Board of Directors of the Company approved a plan to incrementally repurchase up to an aggregate of $3.0 million of the Company’s common stock. The repurchase program commenced on October 17, 2007 and will continue for a period of twelve months thereafter, subject to earlier termination at the Company’s discretion. The shares would be repurchased at the prevailing market prices from time to time in open market transactions during the repurchase period. The timing of the purchases and the number of shares to be repurchased at any given time will depend on market conditions and SEC regulations. The Company has engaged Western Financial Corporation in connection with the stock repurchases.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion focuses primarily on the results of operations of the Company and its subsidiary on a consolidated basis for the three and nine months ended September 30, 2007 and 2006, and the financial condition of the Company as of September 30, 2007 and December 31, 2006.

Management’s discussion and analysis is written to provide greater insight into the results of operations and the financial condition of the Company and its subsidiary. For a more complete understanding of the Company and its operations, reference should be made to the consolidated financial statements included in this report and in the Company’s 2006 Annual Report on Form 10-K.

Certain statements in this Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, possible future deteriorating economic conditions in the Company’s areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; risks of available-for-sale securities declining significantly in value as interest rates rise or issuer’s of such securities suffering financial losses; and regulatory risks associated with the variety of current and future regulations to which the Company is subject. All of these risks could have a material adverse impact on the Company’s consolidated financial condition, results of operations or prospects, and these risks should be considered in evaluating the Company. Segment reporting is not presented since the Company’s revenue is attributed to a single reportable segment. For additional information concerning these factors, refer to the Company’s Form 10-K for the year ended December 31, 2006.

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The financial information contained within these statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. Based on its consideration of accounting policies that involve the most complex and subjective decisions and assessments, Management has identified its most critical accounting policy to be that related to the allowance for loan losses. The Company’s allowance for loan loss methodologies incorporate a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan losses that Management believes is appropriate at each reporting date.

Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements and borrowers’ sensitivity to quantifiable external factors including commodity and finished goods prices as well as acts of nature (earthquakes, floods, fires, etc.) that occur in a particular period.

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

As the Company adds new products and expands its geographic coverage, it increases the complexity of its loan portfolio. The Company will enhance its methodologies to keep pace with the size and complexity of the loan portfolio. Management might report a materially different amount for the provision for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management’s Discussion and Analysis section entitled “Financial Condition—Allowance for Loan Losses.” Although Management believes the level of the allowance as of September 30, 2007 was adequate to absorb losses inherent in the loan portfolio, a decline in the local economy may result in increasing losses that cannot reasonably be predicted at this time.

SUMMARY OF PERFORMANCE

Results of operations summary

Third quarter analysis. Net income for the quarter ended September 30, 2007 was $2.1 million, which is $277,000 or 15% higher than net income of $1.8 million for the same period in 2006. Basic and diluted earnings per share were $0.44 and $0.40 respectively, for the three months ended September 30, 2007, as compared to $0.39 and $0.35 respectively, for the same period in 2006. Earnings per share calculations were adjusted to give retroactive effect to stock dividends and distributions, including the 50% stock distribution paid on May 15, 2007 to shareholders of record as of May 1, 2007. Return on average assets and return on average equity for the three months ended September 30, 2007 were 1.33% and 17.73% respectively, as compared to 1.46% and 18.82% respectively, for the same period in 2006 due to faster growth in average assets and average equity than in income.

The primary drivers behind the variance in net income for the quarter ended September 30, 2007 relative to the same period in 2006 are as follows:

•	Net interest income before provision for loan losses increased by $446,000 or 6%, primarily due to the increase in average total loans.

•	Gains from the sale of loans increased by $132,000, which resulted from more loans sold during the third quarter of 2007, when compared to 2006.

•	Salaries and employee benefits increased by $242,000 or 11%, as a result of the Company’s growth, coupled with salary increases.

Nine-month analysis. Net income for the nine months ended September 30, 2007 was $6.2 million, which is $835,000 or 15% higher than net income of $5.4 million for the same period in 2006. Basic and diluted earnings per share were $1.29 and $1.18 respectively, for the nine months ended September 30, 2007, as compared to $1.13 and $1.03 respectively, for the same period in 2006. Earnings per share calculations were adjusted to give retroactive effect to stock dividends and distributions, including the 50% stock distribution paid on May 15, 2007 to shareholders of record as of May 1, 2007. Return on average assets and return on average equity for the nine months ended September 30, 2007 were 1.41% and 18.33% respectively, as compared to 1.51% and 19.60% respectively, for the same period in 2006 due to faster growth in average assets and average equity than in income.

The primary drivers behind the variance in net income for the nine months ended September 30, 2007 relative to the same period in 2006 are as follows:

•	Net interest income before the provision for loan losses increased by $1.4 million or 7%, primarily due to the increase in average total loans.

•	Conduit loan referral income increased by $117,000, as a result of more referrals during the first nine months of 2007 as compared to the same period in 2006.

•	Salaries and employee benefits increased $652,000 or 9% as a result of the Company’s growth, coupled with salary increases.

Financial Condition Summary

The Company’s total assets were $660.3 million at September 30, 2007, an increase of $109.2 million, or 20%, compared to total assets of $551.1 million at December 31, 2006. The most significant changes in the Company’s balance sheet during the first nine months of 2007 are outlined below:

•

The Company’s investment portfolio increased $53.5 million or 74% from December 31, 2006. During the third quarter of 2007, the Company entered into a $45.1 million repurchase agreement that included an interest rate floor to mitigate interest rate risk in a declining rate environment. The repurchase agreement was collateralized by the purchase of three federal agency mortgage-backed securities totaling $48.6 million.

•	Net loans increased $61.4 million or 14% from December 31, 2006. Strong loan demand in the Company’s market areas contributed to the increase in net loans.

•

Interest-bearing deposits increased $34.0 million or 10% from December 31, 2006. The increase in interest-bearing deposits was primarily the result of the Company’s continued emphasis to attract new customers.

•

At September 30, 2007 the Company had borrowings from the Federal Home Loan Bank (“FHLB”) totaling $25.0 million compared to no borrowings at December 31, 2006. The Company allowed brokered certificates of deposit to run off and replaced with less expensive Federal Home Loan Bank borrowings.

•

Stock Repurchase Program. On September 21, 2007 the Board of Directors of the Company approved a plan to incrementally repurchase up to an aggregate of $3.0 million of the Company’s common stock. See note 5 above “Stock Repurchase Program”.

•

Nonperforming assets increased $5.4 million or 139% from December 31, 2006. The increase was primarily attributable to the addition of two construction and development loans totaling $5.2 million that were placed on non-accrual status during the third quarter of 2007, partially offset by the payoff of one commercial loan totaling $2.5 million. Of the $5.2 million addition in construction and development loans, $4.0 million represents a 29 single family tract which is 95% complete; a notice of default has been filed on the project. $1.2 million represents a 22 raw land lot tract, which subsequently has become Other Real Estate Owned in October 2007 and is anticipated to be disposed of in the coming months. Loans 90 days past due increased $2.6 million and is attributed to one construction and development loan. In addition, $1.1 million was transferred to other real estate owned.

RESULTS OF OPERATIONS

The Company earns income from two primary sources. The first is net interest income, which is interest income generated by interest-earning assets less, interest expense on interest-bearing liabilities. The second is noninterest income, which primarily consists of customer service fees but also comes from non-customer sources such as loan sales, bank-owned life insurance, and other income. The majority of the Company’s noninterest expenses are operating costs that relate to providing a full range of banking services to our customers.

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

Third quarter analysis. The Company’s net interest margin as of the quarter ended September 30, 2007 was 4.97%, compared to 5.93% for the same period in 2006. The increase in rates paid for money market deposits and time deposits, coupled with the increase in the average balance on these liabilities were the major contributors toward compression of the net interest margin. The percentage of total average interest bearing deposits represented by time deposits increased to 45% from 36% from September 30, 2006 to September 30, 2007. The shift in this average deposit mix also contributed to the reduction of the net interest margin as of the three months ended September 30, 2007 compared to the same period in 2006.

For the quarter ended September 30, 2007, total interest-earning assets averaged $597.3 million, which represented an increase of $126.7 million or 27%, as compared to $470.6 million for the same period in 2006. This increase is primarily attributable to the increase in loans as a result of the strong business climate and loan demand, coupled with the purchase of a $30 million FNMA U.S. agency security that settled during September of 2006 and the purchase of three federal agency mortgage-backed securities totaling $48.6 million that settled during July of 2007. Total interest-bearing deposits and other interest-bearing liabilities averaged $472.3 million, which represented an increase of $121.6 million or 35%, as compared to $350.7 million for the same period in 2006. This increase is primarily attributable to the increase in money market and time deposits, coupled with the increase of $55.8 million in the average balance of repurchase agreements.

The Company reported total interest income of $12.7 million for the three months ended September 30, 2007, which represented an increase of $2.4 million or 23%, over total interest income of $10.3 million for the same period in 2006. The increase is primarily the result of increases in interest and fees on loans of approximately $1.4 million and increases in interest on taxable investments of $969,000 that resulted from an increase of $55.9 million and $66.9 million in average loans and average taxable investments, respectively for the three months ended September 30, 2007, as compared to the same period in 2006,

The Company reported total interest expense of $5.3 million for the three months ended September 30, 2007, which represented an increase of $2.0 million or 59%, over total interest expense of $3.3 million for the same period in 2006. The increase is primarily attributable to an increase in the average balance of money market and time deposits, coupled with the increase of the average balance of repurchase agreements.

For the three months ended September 30, 2007, net interest income before provision for loan losses was $7.5 million, which represented an increase of $446,000 or 6%, over net interest income before provision for loan losses of $7.0 million for the same period in 2006. The increase in net interest income for the three months ended September 30, 2007 as compared to 2006 was primarily due to the increase in average total loans.

Nine-month analysis. The Company’s year-to-date net interest margin as of September 30, 2007 was 5.29% compared to 6.16% for the same period in 2006. The increase in rates paid for money market deposits and time deposits, coupled with the increase in the average balance on these liabilities were the major contributors toward compressing our net interest margin. The percentage of total average interest-bearing deposits represented by time deposits increased to 45% from 34% from September 30, 2006 to September 30, 2007. The shift in this average deposit mix also contributed to the reduction of the net interest margin in the first nine months of 2007 versus 2006.

For the first nine months of 2007, total interest-earning assets averaged $557.5 million, which represented an increase of $108.7 million or 24%, as compared to $448.8 million for the same period in 2006. This increase is primarily attributable to the increase in loans as a result of the strong business climate and loan demand, coupled with the purchase of a $30 million FNMA U.S. agency security that settled during September of 2006 and the purchase of three federal agency mortgage-backed securities totaling $48.6 million that settled during July of 2007. Total interest-bearing deposits and other interest-bearing liabilities averaged $434.2 million, which represented an increase of $101.1 million or 30%, as compared to $333.1 million for the same period in 2006. This increase is primarily attributable to the increase in money market and time deposits, coupled with the increase of $38.7 million in the average balance of repurchase agreements.

The Company reported total interest income of $36.1 million for the nine months ended September 30, 2007, which represented an increase of $7.0 million or 24%, over total interest income of $29.1 million for the same period in 2006. The increase for the nine months ended September 30, 2007, when compared to the same period in 2006 is primarily the result of increases in interest and fees on loans of approximately $4.7 million that resulted from an increase of $55.0 million in average loans, coupled with the increase of $2.1 million in interest income on taxable investments that resulted in part from the addition of the $45.1 million in federal agency mortgage backed securities that settled during the third quarter of 2007.

The Company reported total interest expense of $14.0 million for the nine months ended September 30, 2007, which represented an increase of $5.5 million or 66%, over total interest expense of $8.5 million for the same period in 2006. The increase is primarily attributable to an increase in the average balance of time deposits, coupled with the increase in the average balance of repurchase agreements.

For the nine months ended September 30, 2007, net interest income before provision for loan losses was $22.1 million, which represented an increase of $1.4 million or 7%, over net interest income before provision for loan losses of $20.7 million for the same period in 2006. The increase in net interest income for the first nine months of 2007 as compared to 2006 was primarily due to the increase in average total loans.

The following tables show the average interest-earning assets and interest-bearing liabilities; the amount of interest income or interest expense; and the average yield or rate for each category of interest-earning assets and interest- bearing liabilities and the net interest margin (net interest income divided by average earning assets) for the periods indicated.

Distribution, Yield and Rate3 Analysis of Net Interest Income

	For the Three Months Ended September 30,
	2007			2006
	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield
	(Dollars in Thousands)
Interest-earning Assets:
Federal funds sold	$7,831	$99	5.02%	$17,030	$224	5.22%
Interest-bearing deposits in financial institutions	1,951	26	5.29%	2,614	29	4.40%
Investment securities:[4]
Taxable	88,309	1,248	5.61%	21,376	279	5.18%
Non-taxable	24,002	259	4.28%	10,351	110	4.22%

Total investments	122,093	1,632	5.30%	51,371	642	4.96%
Loans[5]	475,186	11,117	9.28%	419,268	9,696	9.17%

Total interest-earning assets	$597,279	12,749	8.47%	$470,639	10,338	8.71%

Interest-bearing Liabilities:
Interest-bearing deposits
Interest-bearing demand deposits	$17,267	12	0.28%	$24,617	24	0.39%
Money market deposits	184,593	1,858	3.99%	164,114	1,498	3.62%
Savings deposits	12,338	26	0.84%	18,566	53	1.13%
Time deposits $100,000 or greater	95,872	1,170	4.84%	61,549	692	4.46%
Other time deposits	79,503	937	4.68%	57,015	571	3.97%

Total interest-bearing deposits	389,573	4,003	4.08%	325,861	2,838	3.46%

FHLB borrowings	6,993	88	4.99%	—	—	0.00%
Federal funds purchased	589	9	6.06%	—	—	0.00%
Repurchase agreement	62,364	934	5.94%	6,522	94	5.72%
Subordinated notes payable to subsidiary trusts	12,822	239	7.40%	18,306	376	8.15%

Total borrowings	82,768	1,270	6.09%	24,828	470	7.51%

Total interest-bearing liabilities	$472,341	5,273	4.43%	$350,689	3,308	3.74%

Net interest income		$7,476			$7,030

Net interest margin[6]			4.97%			5.93%

[3]	Average rates/yields for these periods have been annualized using actual days.
[4]	Yields on securities have not been adjusted to a tax equivalent basis because the impact is not material.
[5]

Loans are gross, which excludes the allowance for loan losses, and net of deferred fees. Nonaccrual loans are included in the table for computation purposes, but the foregone interest on such loans is excluded.

[6]	Net interest income as a percentage of average interest-earning assets.

Distribution, Yield and Rate7 Analysis of Net Interest Income

	For the Nine Months Ended September 30,
	2007			2006
	Average Balance	Interest Income/ Expense	Average Rate/Yield	Average Balance	Interest Income/ Expense	Average Rate/Yield
	(Dollars in Thousands)
Interest-earning Assets:
Federal funds sold	$8,165	$315	5.16%	$21,501	$776	4.83%
Interest-bearing deposits in financial institutions	2,392	92	5.14%	2,462	88	4.78%
Investment securities:[8]
Taxable	63,193	2,620	5.54%	12,953	475	4.90%
Non-taxable	23,770	753	4.24%	6,898	220	4.26%

Total investments	97,520	3,780	5.18%	43,814	1,559	4.76%
Loans[9]	460,013	32,293	9.39%	405,009	27,570	9.10%

Total interest-earning assets	$557,533	36,073	8.65%	$448,823	29,129	8.68%

Interest-bearing Liabilities:
Interest-bearing deposits
Interest-bearing demand deposits	$20,552	52	0.34%	$26,364	69	0.35%
Money market deposits	171,539	4,975	3.88%	157,411	3,926	3.33%
Savings deposits	13,067	82	0.84%	21,842	169	1.03%
Time deposits $100,000 or greater	87,427	3,149	4.82%	54,117	1,631	4.03%
Other time deposits	80,582	2,806	4.66%	52,878	1,495	3.78%

Total interest-bearing deposits	373,167	11,064	3.96%	312,612	7,290	3.12%

FHLB borrowings	2,924	111	5.08%	—	—	0.00%
Federal funds purchased	744	31	5.57%	—	—	0.00%
Repurchase agreement	40,906	1,817	5.94%	2,198	94	5.72%
Subordinated notes payable to subsidiary trusts	16,458	974	7.91%	18,306	1,071	7.82%

Total borrowings	61,032	2,933	6.43%	20,504	1,165	7.60%

Total interest-bearing liabilities	$434,199	13,997	4.31%	$333,116	8,455	3.39%

Net interest income		$22,076			$20,674

Net interest margin[10]			5.29%			6.16%

[7]	Average rates/yields for these periods have been annualized using actual days.
[8]	Yields on securities have not been adjusted to a tax equivalent basis because the impact is not material.
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

Rate11/Volume Analysis of Net Interest Income

	Three Months Ended September 30, 2007 vs. 2006			Nine Months Ended September 30, 2007 vs. 2006
	Increases (Decreases) Due to			Increases (Decreases) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in Thousands)
Increase (Decrease) in Interest Income:
Federal funds sold	$(121)	$(4)	$(125)	$(481)	$20	$(461)
Interest-bearing deposits in financial institutions	(7)	4	(3)	(3)	7	4
Investment securities:[12]
Taxable	874	95	969	1,842	303	2,145
Non-taxable	145	4	149	538	(5)	533
Loans[13]	1,293	128	1,421	3,744	979	4,723

Total	$2,184	$227	$2,411	$5,640	$1,304	$6,944

Increase (Decrease) in Interest Expense:
Interest-bearing demand deposits	$(7)	$(5)	$(12)	$(15)	$(2)	$(17)
Money market deposits	187	173	360	352	697	1,049
Savings deposits	(18)	(9)	(27)	(68)	(19)	(87)
Time deposits $100,000 or greater	386	92	478	1,004	514	1,518
Other time deposits	225	141	366	783	528	1,311
FHLB borrowings	—	88	88	—	111	111
Federal funds purchased	—	9	9	—	31	31
Repurchase agreement	805	35	840	1,655	68	1,723
Subordinated notes payable to subsidiary trusts	(113)	(24)	(137)	(108)	11	(97)

Total	$1,465	$500	$1,965	$3,603	$1,939	$5,542

Total change in net interest income	$719	$(273)	$446	$2,037	$(635)	$1,402

PROVISION FOR LOAN LOSSES

Credit risk is inherent in the business of making loans. The Company sets aside an allowance or reserve for loan losses through charges to earnings, which are shown in the statement of earnings as the provision for loan losses. Specifically identifiable and quantifiable losses are immediately charged off against the allowance. The loan loss provision is determined by conducting a monthly evaluation of the adequacy of the Company’s allowance for loan losses, and charging the shortfall, if any, to the current month’s expense. This has the effect of creating variability in the amount and frequency of charges to the Company’s earnings.

The provision for loan losses totaled $700,000 for the nine months ended September 30, 2007. This represented a decrease of $120,000 or 15% when compared to $820,000 for the same period in 2006. The decrease was due to the decrease in net charge-offs during the first nine months of 2007, when compared to the same period in 2006 and in spite of an increase in the level of nonperforming loans. For the nine months ended September 30, 2007 and 2006, the Company had net charge-offs of $244,000 and $359,000, respectively. The process for monitoring the adequacy of the allowance for loan losses, as well as supporting documentation, regarding the allowance for loan losses is analyzed below. See “Allowance for Loan Losses”.

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

Third quarter analysis. Noninterest income totaled $864,000 for the quarter ended September 30, 2007. This represented an increase of $167,000 or 24% when compared to $697,000 for the same period in 2006.

The increase in noninterest income was primarily attributable to the increase in gains from the sale of Small Business Administration (“SBA”) loans of $132,000 which resulted from more loans sold during the third quarter of 2007, when compared to 2006.

For the three months ended September 30, 2007 as compared to 2006, noninterest income as an annualized percentage of average earning assets decreased to 0.57% from 0.59%.

Nine-month analysis. Noninterest income totaled $3.0 million for the nine months ended September 30, 2007. This represented an increase of $369,000 or 14% when compared to $2.7 million for the same period in 2006.

The increase in noninterest income was primarily attributable to the increase in conduit loan referral income of $117,000 or 18% as a result of more referrals during the first nine months of 2007 as compared to the same period in 2006. Gains from the sale of SBA loans increased $88,000 or 28% which resulted from more loans sold during the first nine months of 2007, when compared to 2006. Also as a result of the Company’s growth, other miscellaneous income increased by $81,000 or 140% during the first nine months of 2007, when compared to the same period in 2006.

For the nine months ended September 30, 2007 as compared to 2006, noninterest income as an annualized percentage of average earning decreased to 0.73% from 0.79%.

The following tables set forth components of the Company’s noninterest income for the periods indicated and expresses the amounts as a percentage of total noninterest income:

Noninterest Income

	For the Three Months Ended September 30,
	2007		2006
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Customer service fees	$444	51.38%	$411	58.96%
Gains from sale of loans	134	15.51%	2	0.29%
Increase in cash surrender value of life insurance	127	14.70%	140	20.09%
Broker fee income	15	1.74%	18	2.58%
Conduit loan referral income	118	13.66%	80	11.48%
Other miscellaneous income	26	3.01%	46	6.60%

Total noninterest income	$864	100.00%	$697	100.00%

As a percentage of average earning assets (annualized)		0.57%		0.59%

Noninterest Income

	For the Nine Months Ended September 30,
	2007		2006
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Customer service fees	$1,276	42.18%	$1,241	46.73%
Gains from sale of loans	407	13.45%	319	12.01%
Increase in cash surrender value of life insurance	352	11.64%	321	12.09%
Broker fee income	96	3.17%	79	2.97%
Conduit loan referral income	755	24.96%	638	24.02%
Other miscellaneous income	139	4.60%	58	2.18%

Total noninterest income	$3,025	100.00%	$2,656	100.00%

As a percentage of average earning assets (annualized)		0.73%		0.79%

NONINTEREST EXPENSE

Noninterest expense for the Company includes salaries and employee benefits, net occupancy and equipment expense, marketing expense, data processing and professional fees, and other operating expenses.

Third quarter analysis. Noninterest expense totaled $4.6 million for the quarter ended September 30, 2007. This represented an increase of $280,000 or 6% when compared to $4.3 million for the same period in 2006.

Due to the Company’s growth, coupled with salary increases, salaries and employee benefits increased $242,000 or 11%. Other operating expense decreased $137,000 or 23% as a result of a non-recurring reversal of $200,000 in reserve for loan losses on undisbursed balances due to a decline of off-balance sheet commitments. See note 4 above “Off-Balance Sheet Commitments”.

For the three months ended September 30, 2007 as compared to 2006, noninterest expense as an annualized percentage of average earning assets decreased to 3.08% from 3.67%.

Nine-month analysis. Noninterest expense totaled $14.4 million for the nine months ended September 30, 2007. This represented an increase of $842,000 or 6% when compared to $13.5 million for the same period in 2006. The increase in noninterest expense was primarily due to increases of $652,000 or 9% and $181,000 or 30% in salaries and employee benefits and data processing expense, respectively, due to the Company’s growth.

For the nine months ended September 30, 2007 as compared to 2006, noninterest expense as an annualized percentage of average earning assets decreased to 3.45% from 4.03%. This decrease is reflective of Management’s continuing efforts to control overhead expenses and improve operating efficiency.

The following tables set forth components of the Company’s noninterest expense for the periods indicated and express the amounts as a percentage of total noninterest expense:

Noninterest Expense

	For the Three Months Ended September 30,
	2007		2006
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Salaries and employee benefits	$2,544	54.85%	$2,302	52.83%
Net occupancy expense	581	12.53%	551	12.65%
Marketing	340	7.33%	286	6.56%
Data processing fees	263	5.67%	223	5.12%
Professional fees	246	5.31%	217	4.98%
Postage, telephone, supplies	131	2.83%	129	2.96%
Directors’ fees	74	1.60%	54	1.24%
Other operating expense	458	9.88%	595	13.66%

Total noninterest expense	$4,637	100.00%	$4,357	100.00%

As a percentage of average earning assets (annualized)		3.08%		3.67%

Noninterest Expense

	For the Nine Months Ended September 30,
	2007		2006
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Salaries and employee benefits	$7,906	54.96%	$7,254	53.57%
Net occupancy expense	1,729	12.02%	1,673	12.35%
Marketing	1,008	7.01%	1,057	7.80%
Data processing fees	792	5.51%	611	4.51%
Professional fees	737	5.12%	706	5.21%
Postage, telephone, supplies	410	2.85%	413	3.05%
Directors’ fees	215	1.49%	165	1.22%
Other operating expense	1,588	11.04%	1,664	12.29%

Total noninterest expense	$14,385	100.00%	$13,543	100.00%

As a percentage of average earning assets (annualized)		3.45%		4.03%

INCOME TAXES

The tax provision was $3.8 million for the first nine months of 2007 and $3.6 million for the first nine months of 2006, representing 37.6% and 39.6%, respectively, of pre-tax income for those periods. The amount of the tax provision is determined by applying the Company’s statutory income tax rates to pre-tax book income, adjusted for permanent differences between pre-tax book income and actual taxable income. Such permanent differences include but are not limited to tax-exempt interest income, increases in the cash surrender value of bank-owned life insurance, compensation expense associated with stock options and certain other expenses that are not allowed as tax deductions, and tax credits.

FINANCIAL CONDITION

GENERAL

The Company’s total assets were $660.3 million at September 30, 2007, an increase of $109.2 million, or 20%, compared to total assets of $551.1 million at December 31, 2006. Total net loans increased $61.4 million, or 14%, to $487.6 million at September 30, 2007 as compared to $426.2 million at December 31, 2006. The Company’s investment portfolio increased $53.6 million or 74% to $126.2 million at September 30, 2007 as compared to $72.6 million at December 31, 2006. Total deposits at September 30, 2007 were $487.9 million, which represented an increase of $31.4 million, or 7% from total deposits of $456.5 million at December 31, 2006. The increase was primarily in interest-bearing deposits, which increased $34.0 million or 10% to $379.3 million at September 30, 2007 compared to $345.3 million at December 31, 2006. Noninterest bearing demand deposits decreased $2.6 million or 2% to $108.6 million at September 30, 2007 compared to $111.2 million at December 31, 2006. The major components of the Company’s statement of condition are individually analyzed below, along with off-balance sheet information.

LOANS

Total gross loans were $494.9 million at September 30, 2007 as compared to $433.3 million at December 31, 2006. Total gross loans increased by $61.6 million, or 14% for the first nine months of 2007. Total gross loans represented 75% of total assets at September 30, 2007 and 78% of total assets at December 31, 2006. Real estate loans, which include construction and development loans, increased $45.3 million or 18% during the first nine months of 2007 and represented approximately 74% of the total loan growth of $61.6 million. This was due to the continuing strong demand for affordable housing in our market areas. Commercial loans increased $13.8 million or 8% during the first nine months of 2007 due to the continued success of our business development efforts in and around the marketplaces the Company serves.

LOANS HELD FOR SALE

The Company actively generates SBA loans as part of its primary operating activity of making loans. The guaranteed portion of each individual loan is sold on the secondary market simultaneously with the booking of the loan, and therefore the Company has no inventory “held-for-sale,” unlike some institutions that warehouse loans to sell as “pools.” The Company retains the unguaranteed portion of the SBA loans. The total gain on sale of loans was $407,000 or 1.04% of total interest and noninterest income as of September 30, 2007 and $319,000 or 1.00% of total interest and noninterest income as of September 30, 2006.

The following table shows the amounts of total loans outstanding by category as of the dates indicated:

Loan Portfolio Composition

	September 30, 2007		December 31, 2006
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Real estate loans:
Construction and development	$221,111	44.68%	$174,040	40.16%
Residential loans	2,572	0.52%	3,063	0.71%
Commercial and multi-family	75,985	15.35%	77,245	17.83%
Commercial loans	179,571	36.28%	165,765	38.26%
Consumer loans	7,271	1.47%	4,764	1.10%
Equity lines of credit	7,293	1.47%	6,762	1.56%
Credit card and other loans	1,124	0.23%	1,652	0.38%

Total gross loans	494,927	100.00%	433,291	100.00%

Less:
Unearned income	(1,158)		(1,350)
Allowance for loan losses	(6,197)		(5,741)

Total net loans	$487,572		$426,200

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

December 31, 2006 to September 30, 2007 analysis. Nonperforming assets at September 30, 2007 increased $5.3 million to $9.2 million, from $3.9 million at December 31, 2006, and represented 1.87% and 0.89% of total gross loans and other real estate owned, respectively. The increase was primarily attributable to the addition of two construction and development loans totaling $5.2 million that were placed on non-accrual status during the third quarter of 2007, partially offset by the payoff of one commercial loan totaling $2.5 million.

Of the $5.2 million addition in construction and development loans, $4.0 million represents a 29 single family tract which is 95% complete; a notice of default has been filed on the project. $1.2 million represents a 22 raw land lot tract, which subsequently has become Other Real Estate Owned in October 2007 and is anticipated to be disposed of in the coming months.

Loans 90 days past due increased $2.6 million and is attributed to one construction and development loan. In addition, $1.1 million was transferred to other real estate owned (See below).

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

In February 2007, the Company acquired through foreclosure the underlying real property collateralizing a commercial loan of $617,000. To acquire the property, the Company assumed senior debt of approximately $769,000. The transaction resulted in the Company charging off $446,000 against the allowance for loan losses that represented the difference between the total debt outstanding on the property less its fair value net of selling cost.

In August 2007, the Company acquired through foreclosure the underlying real property collateralizing a construction and development loan of $139,000. To acquire the property, the Company capitalized $8,000 in costs associated with the acquisition, however, there was no charge against the allowance for loan losses.

September 30, 2006 to September 30, 2007 analysis. Nonperforming assets at September 30, 2007 increased $4.4 million to $9.2 million, from $4.8 million at September 30, 2006, and represented 1.87% and 1.12% of total gross loans and other real estate owned, respectively. The increase was primarily attributable to the addition of two construction and development loans totaling $5.2 million that were placed in non-accrual status during the third quarter of 2007, partially offset by the payoff of one commercial loan totaling $2.5 million. Loans 90 days past due increased $1.6 million and is attributed to one construction and development loan.

The following table provides information with respect to the components of the Company’s nonperforming assets as of the dates indicated:

Nonperforming Assets

	September 30, 2007	December 31, 2006	September 30, 2006
	(Dollars in Thousands)
Nonaccrual loans:[14]
Real estate loans:
Construction and development	$5,166	$—	$—
Residential loans	—	18	—
Commercial and multi-family	—	—	375
Commercial loans	345	3,840	3,352
Consumer loans	—	—	—
Equity lines of credit	—	—	—
Credit card and other loans	—	—	—

Total nonaccrual loans	5,511	3,858	3,727

Loans 90 days or more past due (as to principal or interest) and still accruing:
Real estate loans:
Construction and development	2,639	—	—
Residential loans	—	—	18
Commercial and multi-family	—	—	237
Commercial loans	—	—	831
Consumer loans	—	—	—
Equity lines of credit	—	—	—
Credit card and other loans	—	—	—

Total loans 90 days or more past due and still accruing	2,639	—	1,086

Restructured loans[15]	—	—	—

Total nonperforming loans	8,150	3,858	4,813
Other real estate owned	1,082	—	—

Total nonperforming assets	$9,232	$3,858	$4,813

Nonperforming loans as a percentage of total loans[16]	1.65%	0.89%	1.12%
Nonperforming assets as a percentage of total loans and other real estate owned	1.87%	0.89%	1.12%
Allowance for loan losses to nonperforming loans	76.04%	148.81%	121.28%
Allowance for loan losses	$6,197	$5,741	$5,837

[14]

Additional interest income of approximately $259,000 would have been recorded for the nine months ended September 30, 2007 if these loans had been paid or accrued in accordance with their original terms and had been outstanding throughout the applicable period then ended.

[15]	Restructured loans are loans where the terms are renegotiated to provide a reduction or deferral of interest or principal due to deterioration in the financial position of the borrower.
[16]	Total loans are gross loans, which excludes the allowance for loan losses, and net of deferred fees.

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

The allowance for loan losses totaled $6.2 million at September 30, 2007 compared to $5.7 million at December 31, 2006 and as a percentage of total loans outstanding was 1.26% and 1.33%, respectively. The process for monitoring the adequacy of the allowance, as well as supporting documentation regarding the allowance follows.

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

The Company establishes an Allowance for Loan Losses (“ALL”) through charges to earnings based on Management’s evaluation of the loan portfolio and a number of other criteria. If warranted, the allowance may be increased by regular provisions in order to maintain a proper relationship to the aggregate funded and unfunded loan portfolio. The provision may be influenced by the amount of charge-offs and/or recoveries. The adequacy of the ALL is determined by a number of factors that are included in the Company’s ALL methodology.

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

The aggregate loan portfolio risk ratings were stratified as follows for the period indicated:

	Pass/ Homogeneous:	Special Mention:	Substandard:	Doubtful:	Loss:	Total:
September 30, 2007	92.83%	6.86%	0.30%	0.01%	0.00%	100.00%

For the nine months ended September 30, 2007 and 2006, the Company had net charge-offs of $244,000 and $359,000, respectively. Implicit in lending activity is the risk that losses will occur and that the amount of such loss will vary over time. In many cases Management exercises considerable judgment in determining the timing of the recognition of inherent losses with the objective to present a realistic presentation of the quality of the loan portfolio.

Except for nonperforming assets and impaired loans, Management is not aware of any loans as of September 30, 2007 for which known credit problems of the borrower would cause serious doubt as to the ability of such borrowers to comply with their present loan repayment terms. Management cannot, however, predict the extent to which the deterioration in general economic conditions, real estate values, increase in general rates of interest, changing financial conditions or business of a borrower may adversely affect a borrower’s ability to repay. The ratio of the allowance for loan losses to total loans was determined by Management to be adequate at September 30, 2007 and December 31, 2006.

The following table summarizes the activity in the Company’s allowance for loan losses for the periods indicated:

Allowance for Loan Losses

	September 30, 2007	December 31, 2006	September 30, 2006
	(Dollars in Thousands)
Balances:
Average total loans outstanding during period	$460,013	$411,415	$405,009

Total loans outstanding at end of period, net of unearned income	$493,769	$431,941	$431,563

Allowance for Loan Losses:
Balance at beginning of period	$5,741	$5,376	$5,376
Charge-offs:
Real estate loans:
Construction and development	—	—	—
Residential loans	—	—	—
Commercial and multi-family	—	375	—
Commercial loans	654 [17]	688	443
Consumer loans	2	—	—
Equity lines of credit	—	55	55
Credit card and other loans	—	5	4

Total charge-offs	656	1,123	502

Recoveries:
Real estate loans:
Construction and development	—	—	—
Residential loans	2	2	2
Commercial and multi-family	—	—	—
Commercial loans	410	163	138
Consumer loans	—	3	3
Equity lines of credit	—	—	—
Credit card and other loans	—	—	—

Total recoveries	412	168	143

Net (charge-offs) recoveries	(244)	(955)	(359)

Provision charged to operations	700	1,320	820

Allowance for loan losses balance, end of period	$6,197	$5,741	$5,837

Ratios:[18]
Net loan charge-offs to average total loans	0.05%	0.23%	0.09%
Allowance for loan losses to average total loans	1.35%	1.40%	1.44%
Allowance for loan losses to total loans at end of period	1.26%	1.33%	1.35%
Allowance for loan losses to total nonperforming loans	76.04%	148.81%	121.28%
Net loan charge-offs to allowance for loan losses at end of period	3.94%	16.63%	6.15%
Net loan charge-offs to provision for loan losses	34.86%	72.35%	43.78%

[17]

Includes a $446,000 charge to the allowance for loan losses for the difference between total debt outstanding and the estimated fair value, less selling costs on other real estate owned recorded. (See nonperforming assets above).

[18]	Total loans are gross loans, which excludes the allowance for loan losses, and net of deferred fees.

INVESTMENTS

The Company’s investment portfolio provides income to the Company and also serves as a source of liquidity. Total yield, risk and maturity are among the factors considered in building the investment portfolio. Pursuant to FASB 115, securities must be classified as “held to maturity,” “available for sale,” or “trading securities.” Those securities held in the “available for sale” category must be carried on the Company’s books at fair market value. At September 30, 2007 and December 31, 2006, 100% of the investment securities owned by the Company were classified as “Available for Sale.”

At September 30, 2007, the Company’s investment portfolio at fair value consisted of $30.2 million in U.S. government agency securities, $71.4 million in federal agency mortgage-backed securities and $24.6 million in obligations of states and local government securities for a total of $126.2 million. At December 31, 2006, the Company’s investment portfolio at fair value consisted of $30.2 million in U.S. government agency securities, $19.7 million in federal agency mortgage-backed securities and $22.7 million in obligations of states and local government securities for a total of $72.6 million.

The Company’s investment portfolio increased $53.5 million or 74% to $126.2 million. During the third quarter of 2007, the Company entered into a $45.1 million repurchase agreement that included an interest rate floor to mitigate interest rate risk in a declining rate environment. The repurchase agreement was collateralized by the purchase of three federal agency mortgage-backed securities totaling $48.6 million. In addition, obligations of states and local government securities increased $1.8 million as the Company took advantage of relative value in that sector.

The following table is a comparison of amortized cost and fair value of investment securities as of the dates indicated:

Investment Portfolio

	September 30, 2007				December 31, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in Thousands)
Available for Sale:
U.S. government agency securities	$30,000	$224	$—	$30,224	$30,000	$210	$—	$30,210
Federal agency mortgage-backed securities	70,811	733	(124)	71,420	19,597	190	(61)	19,726
Obligations of states and local government securities	25,201	62	(709)	24,554	22,782	120	(189)	22,713

Total	$126,012	$1,019	$(833)	$126,198	$72,379	$520	$(250)	$72,649

The Company also had investments in interest-bearing time certificates of deposit at other financial institutions totaling $2.0 million at September 30, 2007 and $2.9 million at December 31, 2006.

DEPOSITS

Total deposits increased $31.4 million, or 7%, to $487.9 million at September 30, 2007 from $456.5 million at December 31, 2006. Noninterest-bearing demand deposits decreased $2.5 million or 2% at September 30, 2007 as compared to December 31, 2006. Interest bearing demand deposits decreased $9.2 million or 37%, while money market deposit accounts increased $33.2 million, or 22% at September 30, 2007 as compared to December 31, 2006. Savings deposit accounts decreased $6.1 million or 34% at September 30, 2007 as compared to December 31, 2006. Time deposits of $100,000 or greater increased $27.1 million, or 36% at September 30, 2007 as compared to December 31, 2006, and other time deposits decreased $11.1 million, or 15%.

The increase in money market deposit accounts was primarily the result of the Company’s efforts to attract new customers. The decrease in other time deposits was primarily the result of the Company allowing brokered certificates of deposit to run off and replacing them with less expensive FHLB borrowings.

Cost of funds

The Company’s cost of funds is calculated as total interest expense on interest-bearing deposits and other interest-bearing liabilities, annualized as a percentage of average interest-bearing deposits and other interest-bearing liabilities.

The rate paid on the Bank’s interest-bearing deposits increased to 3.96% for the nine months ended September 30, 2007 from 3.12% for the same period in 2006. For all interest bearing liabilities, the average rate for the nine months ended September 30, 2007 was 4.31% as compared to 3.39% for the same period in 2006. Market rate increases, coupled with the increase in rates paid on money market deposit accounts as a result of the Company’s efforts to attract new customers impacted the Company’s cost of funds.

From September 30, 2006 to September 30, 2007 the percentage of total average deposits represented by time deposits increased from 26% to 35%. The shift in this average deposit mix also contributed to the increase in cost of funds for the first nine months of 2007 versus 2006.

The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated:

Average Deposits and Other Borrowings19

	Nine Months Ended September 30,
	2007		2006
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in Thousands)
Demand deposits, noninterest bearing	$108,092	0.00%	$106,168	0.00%

Interest-bearing deposits:
Interest-bearing demand deposits	20,552	0.34%	26,364	0.35%
Money market deposits	171,539	3.88%	157,411	3.33%
Savings deposits	13,067	0.84%	21,842	1.03%
Time deposits $100,000 or greater	87,427	4.82%	54,117	4.03%
Other time deposits	80,582	4.66%	52,878	3.78%

Total interest-bearing deposits	373,167	3.96%	312,612	3.12%

FHLB borrowings	2,924	5.08%	—	0.00%
Federal funds purchased	744	5.57%	—	0.00%
Repurchase agreement	40,906	5.94%	2,198	5.72%
Subordinated notes payable to subsidiary trusts	16,458	7.91%	18,306	7.82%

Total deposits and other borrowings	$542,291	3.45%	$439,284	2.57%

Average rate excluding noninterest bearing demand deposits		4.31%		3.39%

The following table summarizes the composition of average deposits as a percentage of total average deposits for the periods indicated:

Percent of Total Average Deposit Composition

	Nine Months Ended September 30,
	2007	2006
	Percent of Total	Percent of Total
Demand deposits, noninterest bearing	22.46%	25.35%
Interest-bearing deposits:
Interest-bearing demand deposits	4.27%	6.30%
Money market deposits	35.64%	37.58%
Savings deposits	2.72%	5.22%
Time deposits $100,000 or greater	18.17%	12.92%
Other time deposits	16.74%	12.63%

Total average deposits	100.00%	100.00%

[19]	Rates for these periods on which calculations are based have been annualized using actual days.

The following table sets forth the scheduled maturities of time certificates of deposit accounts outstanding in amounts of $100,000 or more for the periods indicated:

	3 Months or Less	Over 3 Months Through 6 Months	Over 6 Months Through 12 Months	Over 12 Months	Total
	(Dollars in Thousands)
September 30, 2007	$38,418	$25,232	$18,929	$19,243	$101,822

December 31, 2006	$23,514	$23,418	$19,739	$8,093	$74,764

LIQUIDITY AND MARKET RISK MANAGEMENT

Liquidity

Liquidity is defined as the Company’s ability to raise cash when it needs it at a reasonable cost and with a minimum of principal loss. The Company must be capable of meeting all obligations to our customers at any time and, therefore, active management of our liquidity position is critical.

Given the uncertain nature of our customers’ demands as well as the Company’s desire to take advantage of earnings enhancement opportunities, the Company must have available adequate sources of on and off balance sheet funds that can be acquired in time of need. Accordingly, in addition to the liquidity provided by normal cashflows, liquidity must be supplemented with additional sources. As of September 30, 2007 the Company had Federal Funds borrowing arrangements with five correspondent banks totaling $50.0 million, and a secured line of credit with the FHLB totaling approximately $32.6 million. Other funding alternatives may also be appropriate, including, wholesale and retail repurchase agreements and Brokered certificates of deposit to a limit of 30% of total consolidated assets.

As of September 30, 2007, brokered deposits totaled $33.0 million or were 5% of total consolidated assets.

The Company will periodically (at least quarterly) review a Tier 3 Basic Surplus/Deficit calculation. If the calculation produces a positive net number “BASIC SURPLUS”, then all of the Company’s short-term and potentially volatile liabilities are covered by its liquid asset position. Conversely, a negative number “BASIC DEFICIT” represents the extent to which non-liquid assets are being supported by vulnerable liabilities. Since there can be a significant cost associated with carrying excess liquidity, the Company will exercise care to avoid unnecessary expense/opportunity loss in this regard. The Board of Directors also authorizes the use of qualifying FHLB loan collateral and Brokered CD’s in the Company’s liquidity/funds management practices to supplement basic surplus.

The Company’s policy is to maintain the liquidity ratio at above 10%. The Company’s liquidity ratio is a measure of liquid assets to total consolidated assets. On a consolidated basis, the liquidity ratio was 21.3% at September 30, 2007 and 24.8% at December 31, 2006.

Management’s position is that the standby funding sources available to the Company are adequate and reliable to meet the Company’s current and anticipated short-term liquidity needs.

The following table sets forth certain information with respect to the Company’s liquidity as of the periods indicated:

Liquidity/Basic Surplus

	September 30, 2007	December 31, 2006
	(Dollars in Thousands)
I. Liquid Assets
Federal funds sold	$—	$2,900
Available/unencumbered security collateral	10,700	17,450
Unpledged government and agency guaranteed loans	570	132
Interest-bearing deposits in financial institutions maturing within 30 days	100	—

Total liquid assets	11,370	20,482

II. Short Term / Potentially Volatile Liabilities & Coverages
Federal funds purchased	(5,610)	—
25% of regular time deposits maturing within 30 days	(1,131)	(730)
30% of time deposits $100,000 or greater maturing within 30 days	(4,610)	(1,885)
10% of other deposits	(32,267)	(30,725)

Basic Surplus	(32,248)	(12,858)

III. Qualifying FHLB Loan Collateral
Maximum borrowing capacity	32,556	34,255
Current FHLB advance balances	(25,000)	—

Basic Surplus with FHLB	(24,692)	21,397

IV. Brokered Deposit Access
Maximum Board authorized brokered CD capacity	198,103	165,338
Current brokered CD balances	(33,002)	(50,324)

Basic Surplus with FHLB and brokered CD’s	$140,409	$136,411

Percent of assets	21.3%	24.8%

Market Risk Management

Market risk arises from changes in interest rates, exchange rates, commodity prices and equity prices. The Company’s market risk exposure is primarily that of interest rate risk, and it has established policies and procedures to monitor and limit earnings and balance sheet exposure to changes in interest rates. The Company does not engage in the trading of financial instruments, nor does the Company have exposure to currency exchange rates. The Company’s earnings depend primarily upon the difference between the income it receives from its interest earning assets and its cost of funds, principally interest expense incurred on interest-bearing liabilities. Interest rates charged by the Company on its loans are affected principally by the demand for loans, the supply of money available for lending purposes, and competitive factors. In turn, these factors are influenced by general economic conditions and other constraints beyond the Company’s control, such as governmental economic and tax policies, general supply of money in the economy, governmental budgetary actions and the actions of the Federal Reserve Board (“FRB”).

Interest Rate Risk Management

The principal objective of interest rate risk management (often referred to as “asset/liability management”) is to manage the financial components of the Company’s statement of condition in a manner that will optimize the risk/reward equation for earnings and capital in relation to changing interest rates. The Company has adopted formal policies and practices to monitor and manage interest rate risk exposure. As part of this effort, the Company measures interest rate risk utilizing a modeling program from an outside vendor, enabling Management to better manage economic risk and interest rate risk.

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

In connection with the above-mentioned strategy, the Company studies the change in net interest income and net interest margin given immediate and parallel interest rate shocks over a 12-month horizon. The Company’s goal is to manage the effect of these changes within Board-established parameters of “less than a 10% change” for up/down 200 basis points. Shown below are possible changes to net interest income and the net interest margin based upon the model’s program under 200 basis point increases or decreases as of September 30, 2007:

Change (in Basis Points)	Net Interest Income (next twelve months)	Change in Net Interest Income	% Change in Net Interest Income	Net Interest Margin
(Dollars in Thousands)
+ 200	$32,164	$2,503	8.44%	5.39%
– 200	27,166	(2,494)	(8.41%)	4.55%

These results indicate the effect of immediate rate changes and do not consider the yield from reinvesting in short-term versus long-term instruments. The above profile illustrates that if there were an immediate and sustained downward adjustment of 200 basis points in interest rates, the net interest margin over the next twelve months would likely be 4.55%. Conversely, if there were an immediate increase of 200 basis points in interest rates, the Company’s net interest margin would likely be 5.39%. The net interest margin will improve if rates rise and decline if rates fall. Management and the Board of Directors consider the results indicated by the report to be acceptable.

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

Total shareholders’ equity was $49.4 million at September 30, 2007, compared to $42.2 million at December 31, 2006. The increase of $7.2 million, or 17% during the first nine months of 2007 was primarily due to $6.2 million in year-to-date net income, $461,000 credited to capital in relation to compensation expense associated with the issuance of stock options and the proceeds of $526,000 from the exercise of stock options, including tax benefit.

The following table illustrates the capital and prompt corrective action guidelines applicable to the Company and the Bank, as well as their total risk-based capital ratios, Tier 1 capital ratios and leverage ratios as of the dates indicated:

	Actual Amount/Ratio		Minimum Capital Requirement Amount/Ratio		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions Amount/Ratio
As of September 30, 2007:
Total capital to risk-weighted assets:
the Company	$63,696	11.99%	$42,504	8.00%	$53,130	10.00%
the Bank	61,749	11.62%	42,496	8.00%	53,120	10.00%
Tier 1 capital to risk-weighted assets:
the Company	57,051	10.74%	21,252	4.00%	31,878	6.00%
the Bank	55,105	10.37%	21,248	4.00%	31,872	6.00%
Tier 1 capital to average assets:
the Company	57,051	9.05%	25,212	4.00%	31,515	5.00%
the Bank	55,105	8.75%	25,194	4.00%	31,493	5.00%

As of December 31, 2006:
Total capital to risk-weighted assets:
the Company	$61,806	12.92%	$38,284	8.00%	$47,855	10.00%
the Bank	59,691	12.47%	38,283	8.00%	47,854	10.00%
Tier 1 capital to risk-weighted assets:
the Company	51,827	10.83%	19,142	4.00%	28,713	6.00%
the Bank	53,701	11.22%	19,142	4.00%	28,712	6.00%
Tier 1 capital to average assets:
the Company	51,827	9.46%	21,905	4.00%	27,381	5.00%
the Bank	53,701	9.82%	21,885	4.00%	27,356	5.00%

Of the Company’s $57.1 million of Tier 1 capital at September 30, 2007, $12.0 million consisted of Trust Preferred Securities. Trust Preferred Securities, up to the amount of 25% of core capital, may be included in Tier 1 capital for regulatory purposes, but classified as long-term debt in accordance with generally accepted accounting principles, however, no assurance can be given that trust preferred securities will continue to be treated as Tier 1 capital in the future.

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting or in other factors that occurred in the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the normal course of business, the Company from time to time is involved in claims and legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial condition or results of operation.

ITEM 1A.	RISK FACTORS

The following discussion describes material changes from the risk factors included in our annual report on Form 10-K for the fiscal year ended December 31, 2006, and should be read in conjunction with the risk factors section of the Form 10-K and all other information contained in this Form 10-Q and other reports filed by the Company with the SEC. The remaining risk factors disclosed in our Form 10-K have not changed in any material respect.

Concentrations of real estate loans could subject us to increased risks in the event of a real estate recession or natural disaster, and may also subject us to increased regulatory risks.

Approximately $299.7 million or 60.5% of our loan portfolio as of September 30, 2007, and $254.3 million or 58.7% of our loan portfolio as of December 31, 2006, was concentrated in real estate loans. Of this amount, as of September 30, 2007, $221.1 million represented construction and development loans, $2.6 million represented residential loans, and $76.0 million represented commercial and multi-family loans. As of September 30, 2007, our total nonperforming assets increased to $9.2 million, or 1.87% of total loans and other real estate owned, compared to $3.9 million or .89% at December 31, 2006. As of September 30, 2007, approximately $8.9 million or 96.3% of the nonperforming assets involved real estate loans. The Southern California real estate market ended 2006 with declining prices and a slower sales pace. If real estate sales and appreciation continue to weaken, we might experience an increase in the percentage of nonperforming assets in our commercial real estate and commercial and industrial loan portfolios. If the level of our nonperforming real estate loans and other real estate owned further increases, the result could be reduced income, increased expenses, and less cash available for lending and other activities.

As the primary collateral for many of our loans rests on commercial real estate properties, deterioration in the real estate market in the areas we serve could reduce the value of the collateral for many of our loans and negatively impact the repayment ability of many of our borrowers. In addition, such deterioration would likely reduce the amount of loans we make to businesses in the construction and real estate industry, which could negatively impact our business. Similarly, the occurrence of a natural disaster like those California has experienced in the past, including earthquakes, brush fires, and flooding, could impair the value of the collateral we hold for real estate secured loans and negatively impact our results of operations.

The Company has approximately $2.1 million in construction and development loans that are in the general area of the recent California fires that began in October 2007. We are unable to determine the extent of damage at this point, however, fire insurance coverage is in place on all properties eliminating the Company’s potential exposure to loss.

In addition, the banking regulators have begun to give commercial real estate (“CRE”) loans greater scrutiny, due to perceived risks relating to the cyclical nature of the real estate market and the related risks for lenders with high concentrations of such loans. The regulators may require banks with higher levels of CRE loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, and may possibly require higher levels of allowances for possible loan losses and capital levels as a result of CRE lending growth and exposures.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchases

On September 21, 2007 the Board of Directors of the Company approved a plan to incrementally repurchase up to an aggregate of $3.0 million of the Company’s common stock. There were no repurchases during the third quarter of 2007. The repurchase program commenced on October 17, 2007 and will continue for a period of twelve months thereafter. See “Notes to Consolidated Financial Statements – Note 5, Stock Repurchase Program.”

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

Exhibit No.	Description of Exhibits

3.1	Articles of Incorporation of the Company[20]

3.2	Amendment to Articles of Incorporation of the Company[21]

3.3	Amendment to Articles of Incorporation of the Company[22]

3.4	Restated By-Laws of the Company[23]

10.1	Form of Indemnification Agreement[24]

10.2	Amended and Restated Stock Incentive Plan[25]

10.3	1st Centennial Bank Employee Stock Ownership Plan (with 401(k) provisions) dated August 1, 2004[25]

10.4	Employment Agreement of Beth Sanders dated December 1, 2004[25]

10.5	Employment Agreement of Suzanne Dondanville dated December 1, 2004[25]

10.6	Salary Continuation Agreement of Anne Elizabeth Sanders dated December 1, 2001[26]

10.7	Salary Continuation Agreement of Suzanne Dondanville dated December 17, 2002[27]

10.8	Salary Continuation Agreement of Clifford Schoonover dated December 17, 2002[27]

10.9	Amendment to Salary Continuation Agreement of Anne Elizabeth Sanders dated December 1, 2001[28]

10.10	Amendment to Salary Continuation Agreement of Suzanne Dondanville dated December 17, 2002[28]

10.11	Amendment to Salary Continuation Agreement of Clifford Schoonover dated December 17, 2002[28]

10.12	Salary Continuation Agreement of Thomas E. Vessey dated April 7, 2006[29]

10.13	Salary Continuation Agreement of John P. Lang dated April 7, 2006[29]

10.14	Form of Agreement between 1st Centennial Bank and Officers with respect to Death Benefit.[30]

10.15	Indenture for Trust Preferred Securities dated September 28, 2005[31]

10.16	Amended and Restated Declaration of Trust for Trust Preferred Securities dated September 28, 2005[31]

10.17	Guarantee Agreement for Trust Preferred Securities dated September 28, 2005[31]

10.18	Indenture for Trust Preferred Securities dated January 15, 2004[32]

10.19	Amended and Restated Declaration of Trust for Trust Preferred Securities dated January 15, 2004[32]

10.20	Guarantee Agreement for Trust Preferred Securities dated January 15, 2004[32]

[20]	Incorporated by reference to exhibit of the same number on Form S-4 dated October 20, 1999.
[21]	Incorporated by reference to exhibit of the same number on Form 10-QSB for the quarter ended June 30, 2002.
[22]	Incorporated by reference to exhibit of the same number on Form SB-2 dated March 13, 2003.
[23]	Incorporated by reference to exhibit of the same number on Form 8-K dated January 19, 2007.
[24]	Incorporated by reference to exhibit 10.2 on Form SB-2 dated March 21, 2001.
[25]	Incorporated by reference to exhibit 10.10, 10.9, 10.31 and 10.32, respectively, on Form 10-KSB for the year ended December 31, 2004.
[26]	Incorporated by reference to exhibit 10.30 on Form 10-QSB for the quarter ended September 30, 2004.
[27]	Incorporated by reference to exhibit 10.17 and 10.18, respectively, on Form SB-2 dated March 13, 2003.
[28]	Incorporated by reference to exhibit 10.25, 10.24 and 10.26, respectively, on Form 10-KSB for the year ended December 31, 2003.
[29]	Incorporated by reference to exhibit 99.1 on Form 8-K dated April 11, 2006.
[30]	Incorporated by reference to exhibit 99.1 on Form 8-K dated November 3, 2006.
[31]	Incorporated by reference to exhibit 10.35, 10.36 and 10.37, respectively, on Form 10-Q for the quarter ended September 30, 2005.
[32]	Incorporated by reference to exhibit 10.25, 10.26 and 10.27, respectively, on Form 10-QSB for the quarter ended March 31, 2004.

10.21	Indenture for Trust Preferred Securities dated July 11, 2002[33]

10.22	Amended and Restated Declaration of Trust for trust preferred securities dated July 11, 2002[33]

10.23	Guarantee Agreement for Trust Preferred Securities dated July 11, 2002[33]

10.24	Director Deferred Compensation Plan/Agreement entered into with each non-employee Director effective July 20, 2007[34]

31.1	Certification of Chief Executive Officer (Section 302 Certification)

31.2	Certification of Chief Financial Officer (Section 302 Certification)

32	Certification of Periodic Financial Report (Section 906 Certification)

[33]	Incorporated by reference to exhibit 10.17, 10.18 and 10.19, respectively, on Form 10-QSB for the quarter ended September 30, 2002.
[34]	Incorporated by reference to exhibit 99.1 on Form 8-K dated July 20, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of November 2007.

1ST CENTENNIAL BANCORP

/s/ Thomas E. Vessey
Thomas E. Vessey President and Chief Executive Officer

/s/ Beth Sanders
Beth Sanders Executive Vice President and Chief Financial Officer