Form 10-K
period 2007-12-31
1ST CENTENNIAL BANCORP
filed 2008-03-07
CIK 1097081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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

As of June 30, 2007, the last business day of Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $106.1 million, based on the closing price reported to the Registrant on that date of $27.20 per share. The number of shares of Common Stock of the registrant outstanding as of March 06, 2008 was 4,877,527.

Documents Incorporated by Reference: Portions of the definitive proxy statement for the 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 10-14.

PART I

ITEM 1.	BUSINESS

General

The Company

1st Centennial Bancorp (“the Company”) is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, and is headquartered in Redlands, California. We were incorporated in August 1999 and acquired 100% of the outstanding shares of 1st Centennial Bank (“the Bank”) in December 1999. In February 2003 the Company changed its name from Centennial First Financial Services to 1st Centennial Bancorp and the Bank changed its name from Redlands Centennial Bank to 1st Centennial Bank. Our principal offices are located at 218 East State Street, Redlands, California. Our telephone number is (909) 798-3611, and our website address is www.1stcent.com. In August 2001, we acquired Palomar Community Bank in Escondido, California. Palomar Community Bank was formerly a savings and loan association, which converted to a state-chartered commercial bank in November 1999. In May 2002, Palomar Community Bank was merged into 1st Centennial Bank, so that our principal subsidiary is now 1st Centennial Bank. Our only other subsidiaries are Centennial Capital Trust II and Centennial Capital Trust III, which were formed in January 2004 and September 2005, respectively, solely to facilitate the issuance of capital trust pass-through securities. On July 7, 2007, Centennial Capital Trust I (the “Trust”), a wholly-owned subsidiary of 1st Centennial Bancorp (the “Company”), redeemed 100% of its trust preferred securities that were issued on July 11, 2002 with a maturity date of October 7, 2032, as allowed by the early redemption provisions of the transaction documents concerning those securities. Simultaneously, the Company retired the $6,186,000 principal amount of junior subordinated debentures issued to the Trust that became due and payable upon redemption of the trust preferred securities. The Trust, which was dissolved on July 12, 2007, returned the $186,000 in capital to the Company in exchange for the cancellation of the common securities in that amount originally issued by the Trust to the Company at the close of the transaction in 2002. Pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities (VIE’s) (FIN 46),” these trusts are not reflected on a consolidated basis in our consolidated financial statements.

Our principal source of income is currently dividends from the Bank, but we intend to explore supplemental sources of income in the future. Our expenditures, including but not limited to the payment of dividends to shareholders, if and when declared by the Board of Directors, and the cost of servicing debt, will generally be paid from such payments made to us by the Bank.

As of December 31, 2007, the Company had total consolidated assets of $689.5 million, total consolidated net loans of $514.6 million, total consolidated deposits of $478.0 million and total consolidated Shareholders’ equity of $52.3 million. Our liabilities include $12.3 million in subordinated notes payable to subsidiary trusts due our trust subsidiaries. The liability is related to capital trust pass-through securities issued by those entities.

The Bank

The Bank is an independent California state-chartered bank, which commenced operations in 1990. In addition to our main office and corporate headquarters in Redlands, in San Bernardino County, we operate five full-service branch offices in Southern California; one in Brea, in Orange County; one in Escondido, in San Diego County; one in Palm Desert, in Riverside County; one in Irwindale, in Los Angeles County; and one in Temecula, in Riverside County. We also operate a Real Estate & Construction Loan Division in Redlands, a Small Business Administration / Commercial Loans Conduit Group loan production office and a Religious Lending Group, located in Brea, in Orange County, and a Home Owners Association Group in Escondido, in San Diego County.

Our lending activity is concentrated primarily in real estate loans (including construction and development, residential, and commercial and multi-family loans), which constituted 62% of our loan portfolio as of December 31, 2007, and commercial loans, which constituted 35% of our loan portfolio as of December 31, 2007.

Our deposit accounts are insured under the Federal Deposit Insurance Act up to applicable limits, and subject to regulations by that federal agency and to periodic examinations of its operations and compliance by the Federal Deposit Insurance Corporation (“FDIC”) and the California Department of Financial Institutions. Like most state-chartered banks of our size in California, we are not a member of the Federal Reserve System. We are a member of the Federal Home Loan Bank. See Item 1, “Regulation and Supervision.”

We are a community bank, offering our customers a wide variety of personal, consumer and commercial services expected of a locally-managed, independently-operated bank. Our full service offices are all located in business areas adjacent to developed and/or developing retail, commercial and consumer marketplaces. While our primary focus is on commercial lending and residential construction in and around the areas we serve, we also offer a wide range of loan and deposit banking products and services to local consumers. We provide a broad range of deposit instruments and general banking services, including checking, savings, and money market accounts; time certificates of deposit for both business and personal accounts; telebanking (banking by phone); courier services; and internet banking, including account management, inter-bank and intra-bank transfer, and bill payment services. We also provide a wide variety of lending products for both businesses and consumers. Real estate loan products include construction loans, lot loans, residential real estate brokerage, commercial real estate conduit sales, mini-perm commercial real estate loans, and home mortgages. Commercial loan products include lines of credit, letters of credit, term loans and equipment loans, commercial real estate loans, SBA loans, equipment leasing and other working capital financing. Financing products for individuals include auto, home equity and home improvement lines of credit, personal lines of credit, and VISA credit cards. We are a Preferred Lender under the SBA in the counties of Orange, Riverside, San Bernardino, Los Angeles, Ventura and Santa Barbara.

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

In order to compete with the other financial services providers, we principally rely upon local promotional activities, personal relationships established by our officers, directors, and employees with our customers, and specialized services tailored to meet the needs of the communities we serve. In those instances where we are unable to accommodate a customer’s needs, we may arrange for those services to be provided by our correspondent banks. We also have “preferred lender” or “PLP” status with the SBA, which enables us to approve SBA loans faster than many of our competitors. In order to compete on the technological front, we maintain an Internet website with account management, inter-bank and intra-bank transfer, and bill payment services.

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

Employees

As of December 31, 2007 the Company had 139 full-time and 9 part-time employees. On a full time equivalent basis, the Company’s staffing stood at 144 at December 31, 2007 and 132 at December 31, 2006. Staff was increased during 2007 to provide resources in order to maintain satisfactory customer service in growth areas, and to enhance business development activities in certain markets.

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

Regulation of the Company Generally

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

Regulation of the Bank Generally

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

Capital Adequacy Requirements

The Company and the Bank are subject to the regulations of the Federal Reserve Board and the FDIC, respectively, governing capital adequacy. Each of the federal regulators has established risk-based and leverage capital guidelines for the banks or bank holding companies it regulates, which set total capital requirements and define capital in terms of “core capital elements,” or Tier 1 capital; and “supplemental capital elements,” or Tier 2 capital. Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available for sale investment securities carried at fair market value. The following items are defined as core capital elements: (i) common shareholders’ equity; (ii) qualifying non-cumulative perpetual preferred stock and related surplus (not to exceed 25% of tier 1 capital); and (iii) minority interests in the equity accounts of consolidated subsidiaries. At December 31, 2007, $12 million of the Company’s Tier 1 capital consisted of trust preferred securities; however, no assurance can be given that trust preferred securities will continue to be treated as Tier 1 capital in the future. Tier 2 capital can include: (i) allowance for loan and lease losses (but not more than 1.25% of an institution’s risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as core capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; and (iv) term subordinated debt and intermediate-term preferred stock and related surplus (but not more than 50% of Tier 1 capital). The maximum amount of Tier 2 capital that may be recognized for risk-based capital purposes is limited to 100% of Tier 1 capital, net of goodwill.

The minimum required ratio of qualifying total capital to total risk-weighted assets is 8.0% (“Total Risk-Based Capital Ratio”), at least one-half of which must be in the form of Tier 1 capital, and the minimum required ratio of Tier 1 capital to total risk-weighted assets is 4.0% (“Tier 1 Risk-Based Capital Ratio”). Risk-based capital ratios are calculated to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as unsecured loans. As of December 31, 2007 and 2006, the Bank’s Total Risk-Based Capital Ratios were 12.52% and 12.47%, respectively, and its Tier 1 Risk-Based Capital Ratios were 11.26% and 11.22%, respectively. As of December 31, 2007 and 2006, the consolidated Company’s Total Risk-Based Capital Ratios were 12.94% and 12.92%, respectively, and its Tier 1 Risk-Based Capital Ratios were 11.69% and 10.83%, respectively.

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

The FDIC and the Federal Reserve Board also require financial institutions to maintain a leverage capital ratio designed to supplement the risk-based capital guidelines. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets (“Leverage Capital Ratio”) of at least 3%. All other institutions are required to maintain a leverage ratio of at least 4% to 5%. Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans, and federal regulators may set higher capital requirements when a bank’s particular circumstances warrant. The Bank’s Leverage Capital Ratios were 8.43% and 9.82% on December 31, 2007 and 2006, respectively. As of December 31, 2007 and 2006, the consolidated Company’s Leverage Capital Ratios were 8.74% and 9.46%, respectively. Both the Bank and the Company were “well capitalized” as of December 31, 2007.

For more information on the Company’s capital, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation—Capital Resources. Risk-based capital ratio requirements are discussed in greater detail in the following section.

Prompt Corrective Action Provisions

Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured financial institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The federal banking agencies have by regulation defined the following five capital categories: (1) “well capitalized” (Total Risk-Based Capital Ratio of 10%; Tier 1 Risk-Based Capital Ratio of 6%; and Leverage Ratio of 5%); (2) “adequately capitalized” (Total Risk-Based Capital Ratio of 8%; Tier 1 Risk-Based Capital Ratio of 4%; and Leverage Ratio of 4%) (or 3% if the institution receives the highest rating from its primary regulator); (3) “undercapitalized” (Total Risk-Based Capital Ratio of less than 8%; Tier 1 Risk-Based Capital Ratio of less than 4%; or Leverage Ratio of less than 4%) (or 3% if the institution receives the highest rating from its primary regulator); (4) “significantly undercapitalized” (Total Risk-Based Capital Ratio of less than 6%; Tier 1 Risk-Based Capital Ratio of less than 3%; or Leverage Ratio less than 3%); and (5) “critically undercapitalized” (tangible equity to total assets less than 2%). As of December 31, 2007 and 2006, the Bank was deemed “well capitalized” for regulatory capital purposes. A bank may be treated as though it were in the next lower capital category if after notice and the opportunity for a hearing, the appropriate federal agency finds an unsafe or unsound condition or practice so warrants, but no bank may be treated as “critically undercapitalized” unless its actual capital ratio warrants such treatment.

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

Premiums for Deposit Insurance

The Bank’s deposits are insured under the Federal Deposit Insurance Act up to the maximum applicable limits, and are therefore subject to deposit insurance assessments to maintain the FDIC’s Deposit Insurance Fund (“DIF”). In November 2006, the FDIC adopted a new risk-based insurance assessment system effective January 1, 2007 designed to tie what banks pay for deposit insurance more closely to the risks they pose. The FDIC also adopted a new base schedule of rates that the FDIC can adjust up or down, depending on the needs of the DIF, and set initial premiums for 2007 that range from 5 cents per $100 of domestic deposits in the lowest risk category to 43 cents per $100 of domestic deposits for banks in the highest risk category. The new assessment system resulted in increased annual assessments on the deposits of the Bank of 5 cents per $100 of domestic deposits. An FDIC credit available to the Bank for prior contributions offset the assessments for 2007 and was fully utilized in the first, second and most of the third quarterly assessments.

In addition, banks must continue to pay an amount toward the retirement of the Financing Corporation bonds issued in the 1980’s to assist in the recovery of the savings and loan industry. This amount fluctuates but for the first quarter of 2008 is 1.22 cents per $100 of insured deposits. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019.

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

Financial Modernization Act

Effective March 11, 2000, the Gramm-Leach-Bliley Act, also known as the “Financial Modernization Act,” enabled full affiliations to occur among banks and securities firms, insurance companies, and other financial service providers, and enabled full affiliations to occur between such entities. This legislation permits bank holding companies that are well-capitalized and well-managed and meet other conditions can elect to become “financial holding companies.” As financial holding companies, they and their subsidiaries are permitted to acquire or engage in activities that were not previously allowed by bank holding companies such as insurance underwriting, securities underwriting and distribution, travel agency activities, broad insurance agency activities, merchant banking and other activities that the Federal Reserve determines to be financial in nature or complementary to these activities. Financial holding companies continue to be subject to the overall oversight and supervision of the Federal Reserve, but the Financial Modernization Act applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. The Company has no current intention of becoming a financial holding company, but may do so at some point in the future if deemed appropriate in view of opportunities or circumstances at the time.

Privacy and Data Security

The Financial Modernization Act also imposed new requirements on financial institutions with respect to consumer privacy. The statute generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to consumers annually. Financial institutions, however, will be required to comply with state law if it is more protective of consumer privacy than the Financial Modernization Act. The statute also directed federal regulators, including the Federal Reserve and the FDIC, to prescribe standards for the security of consumer information. The Company and the Bank are subject to such standards, as well as standards for notifying consumers in the event of a security breach.

Other Consumer Protection Laws and Regulations

Activities of all insured banks are subject to a variety of statutes and regulations designed to protect consumers, such as including the Fair Credit Reporting Act, Equal Credit Opportunity Act, and Truth-in-Lending Act. Interest and other charges collected or contracted for by the Bank are also subject to state usury laws and certain other federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws and regulations applicable to credit transactions. Together, these laws and regulations include provisions that:

•	govern disclosures of credit terms to consumer borrowers;

•

require financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	prohibit discrimination on the basis of race, creed, or other prohibited factors in extending credit;

•	govern the use and provision of information to credit reporting agencies; and

•	govern the manner in which consumer debts may be collected by collection agencies.

The Bank’s deposit operations are also subject to laws and regulations that:

•	impose a duty to maintain the confidentiality of consumer financial records and prescribe procedures for complying with administrative subpoenas of financial records; and

•	govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Interstate Banking and Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Act”) regulates the interstate activities of banks and bank holding companies. Generally speaking, under the Interstate Banking Act, a bank holding company located in one state may lawfully acquire a bank located in any other state, subject to deposit-percentage, aging requirements and other restrictions. The Interstate Banking Act also generally provides that national and state-chartered banks may, subject to applicable state law, branch interstate through acquisitions of banks in other states. The Interstate Banking Act and related California laws have increased competition in the environment in which the Bank operates to the extent that out-of-state financial institutions directly or indirectly enter the Bank’s market areas. It appears that the Interstate Banking Act has contributed to the accelerated consolidation of the banking industry.

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

We have not experienced any significant difficulties in complying with Sarbanes-Oxley. However, we have incurred, and expect to continue to incur, significant costs in connection with compliance with Section 404 of Sarbanes-Oxley, which requires Management to undertake an assessment of the adequacy and effectiveness of our internal controls over financial reporting and requires our auditors to attest to, and report on, Management’s assessment and the operating effectiveness of these controls. The Company expensed approximately $23,000 in 2007 and $81,000 in 2006, on compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Commercial Real Estate Lending and Concentrations

On December 2, 2006, the federal bank regulatory agencies released Guidance on Concentrations in Commercial Real Estate (“CRE”) Lending, Sound Risk Management Practices (the “Guidance”). The Guidance, which was issued in response to the agencies’ concern that rising CRE concentrations might expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the commercial real estate market, reinforces existing regulations and guidelines for real estate lending and loan portfolio management.

Highlights of the Guidance include the following:

•

The agencies have observed that CRE concentrations have been rising over the past several years with small to mid-size institutions showing the most significant increase in CRE concentrations over the last decade. However, some institutions’ risk management practices are not evolving with their increasing CRE concentrations, and therefore, the Guidance reminds institutions that strong risk management practices and appropriate levels of capital are important elements of a sound CRE lending program.

•

The Guidance applies to national banks and state chartered banks and is also broadly applicable to bank holding companies. For purposes of the Guidance, CRE loans include loans for land development and construction, other land loans and loans secured by multifamily and nonfarm residential properties. The definition also extends to loans to real estate investment trusts and unsecured loans to developers if their performance is closely linked to the performance of the general CRE market.

•

The agencies recognize that banks serve a vital role in their communities by supplying credit for business and real estate development. Therefore, the Guidance is not intended to limit banks’ CRE lending. Instead, the Guidance encourages institutions to identify and monitor credit concentrations, establish internal concentration limits, and report all concentrations to management and the board of directors on a periodic basis.

•

The agencies recognized that different types of CRE lending present different levels of risk, and therefore, institutions are encouraged to segment their CRE portfolios to acknowledge these distinctions. However, the CRE portfolio should not be divided into multiple sections simply to avoid the appearance of risk concentration.

•

Institutions should address the following key elements in establishing a risk management framework for identifying, monitoring, and controlling CRE risk: (1) board of directors and management oversight; (2) portfolio management; (3) management information systems; (4) market analysis; (5) credit underwriting standards; (6) portfolio stress testing and sensitivity analysis; and (7) credit review function.

•

As part of the ongoing supervisory monitoring processes, the agencies will use certain criteria to identify institutions that are potentially exposed to significant CRE concentration risk. An institution that has experienced rapid growth in CRE lending, has notable exposure to a specific type of CRE, or is approaching or exceeds specified supervisory criteria may be identified for further supervisory analysis.

The Company believes that the Guidance is applicable to it, as it has a concentration in CRE loans. The Company and its board of directors have discussed the Guidance and believe that the Company’s underwriting policy, management information systems, independent credit administration process and monthly monitoring of real estate loan concentrations will be sufficient to address the Guidance.

Allowance for Loan and Lease Losses

On December 13, 2006, the federal bank regulatory agencies released Interagency Policy Statement on the Allowance for Loan and Lease Losses (“ALLL”), which revises and replaces the banking agencies’ 1993 policy statement on the ALLL. The revised statement was issued to ensure consistency with generally accepted accounting principles (GAAP) and more recent supervisory guidance. The revised statement extends the applicability of the policy to credit unions. Additionally, the agencies issued 16 FAQs to assist institutions in complying with both GAAP and ALLL supervisory guidance.

Highlights of the revised statement include the following:

•

The revised statement emphasizes that the ALLL represents one of the most significant estimates in an institution’s financial statements and regulatory reports and that an assessment of the appropriateness of the ALLL is critical to an institution’s safety and soundness.

•

Each institution has a responsibility to develop, maintain, and document a comprehensive, systematic, and consistently applied process for determining the amounts of the ALLL. An institution must maintain an ALLL that is sufficient to cover estimated credit losses on individual impaired loans as well as estimated credit losses inherent in the remainder of the portfolio.

•

The revised statement updates the previous guidance on the following issues regarding ALLL: (1) responsibilities of the board of directors, management, and bank examiners; (2) factors to be considered in the estimation of ALLL; and (3) objectives and elements of an effective loan review system.

The Company and its board of directors have discussed the revised statement and believe that the Company’s ALLL methodology is comprehensive, systematic, and that it is consistently applied across the Company. The Company believes its management information systems, independent credit administration process, policies and procedures are sufficient to address the guidance.

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

Our business is directly impacted by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond our control. A deterioration in economic conditions, whether caused by national or local concerns, in particular an economic slowdown in Southern California, could result in the following consequences, any of which could hurt our business materially: loan delinquencies may increase; problem assets and foreclosures may increase; demand for our products and services may decrease; low cost or noninterest bearing deposits may decrease; and collateral for loans made by us, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans. These circumstances may lead to an increase in nonaccrual and classified loans, which generally results in a provision for credit losses and in turn reduces the Company’s net earnings. The State of California continues to face fiscal challenges, the long-term effects of which on the State’s economy cannot be predicted.

Concentrations of real estate loans could subject us to increased risks in the event of a real estate recession or natural disaster.

Our loan portfolio is heavily concentrated in real estate loans consisting of construction and development, residential and commercial and multi-family. At December 31, 2007, 62% of our loan portfolio was concentrated in real estate loans. Between December 31, 2006 and December 31, 2007 our real estate loans increased $68.6 million or 27% from $254.3 million to $322.9 million. Of this amount, as of December 31, 2007, $240.6 million represented construction and development loans secured by real estate, $2.5 million represented residential loans secured by residential real estate and $79.8 million represented loans secured by commercial and multifamily real estate. The Southern California real estate market ended 2006 with declining prices and a slower sales pace and has maintained these levels into 2007. If real estate sales and appreciation continue to weaken, the Company might experience an increase in nonperforming assets in its commercial real estate and commercial and industrial loan portfolios. The result of such an increase result could be reduced income, increased expenses, and less cash available for lending and other activities. Such an increase may have a material impact on the Company’s financial condition and results of operations, by reducing the Bank’s income, increasing the Company’s expenses, and leaving less cash available for lending and other activities. Total nonperforming assets at December 31, 2007 increased $11.4 million or 296% to $15.3 million, from $3.9 million at December 31, 2006, and represented 2.92% and 0.89% of total gross loans and other real estate owned, respectively. The increase was primarily attributable to the addition of four construction and development loans totaling $10.0 million that were placed on non-accrual status during 2007, partially offset by the payoff of one commercial loan totaling $2.5 million. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Nonperforming Assets.” As of December 31, 2007 and 2006, the Company had no subprime mortgage loans.

As the primary collateral for many of the Company’s loans rests on commercial real estate properties, deterioration in the real estate market in the areas the Company serves could reduce the value of the collateral value for many of the Company’s loans and negatively impact the repayment ability of many of its borrowers.

Such deterioration would likely also reduce the amount of loans the Company makes to businesses in the construction and real estate industry, which could negatively impact its business. Similarly, the occurrence of a natural disaster like those California has experienced in the past, including earthquakes, brush fires, and flooding, could impair the value of the collateral we hold for real estate secured loans and negatively impact the Company’s results of operations.

In addition, the banking regulators have begun to give commercial real estate or “CRE” loans greater scrutiny, due to perceived risks relating to the cyclical nature of the real estate market and the related risks for lenders with high concentrations of such loans. The regulators may require banks with higher levels of CRE loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, and may possibly require higher levels of allowances for possible loan losses and capital levels as a result of CRE lending growth and exposures. See “Regulation and Supervision – Commercial Real Estate Lending and Concentrations” above.

All of our lending involves underwriting risks, especially in a competitive lending market.

At December 31, 2007, construction and development loans represented 46%, residential, commercial and multi-family loans represented 16% and commercial loans represented 35% of our total loan portfolio.

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

As of December 31, 2007, our allowance for loan losses was approximately $6.8 million, which represented 1.31% of outstanding loans, net of unearned income. Although Management believes that our allowance for loan losses is adequate, there can be no assurance that the allowance will prove sufficient to cover future loan losses. Further, although Management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to the non-performing or performing loans. If Management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future losses, or if the bank regulatory authorities require us to increase our allowance for loan losses as a part of their examination process, our earnings and potentially even our capital could be significantly and adversely affected. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Allowance for Loan Losses.”

We may have difficulty managing our growth.

Our total assets have increased to $689.5 million as of December 31, 2007, from $551.1 million and $456.2 million as of December 31, 2006 and 2005, respectively. The Company operates its main office and construction/real estate loan production offices in downtown Redlands, California, a full-service branch, its Religious Lending Group and SBA/Commercial Lending Group in Brea, California, and its Homeowners’ Association and full branch in Escondido, California. The Company also operates full-service branches in Palm Desert, Irwindale, and Temecula, California that opened in March 2003, February 2005 and August 2005, respectively.

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

We may not be able to continue to attract and retain banking customers at current levels, and our efforts to compete may reduce our profitability.

Competition in the banking industry in the markets we serve may limit our ability to continue to attract and retain banking customers. The banking business in our current and intended future market areas is highly competitive with respect to virtually all products and services. In California generally, and in our service areas specifically, branches of major banks dominate the commercial banking industry. Such banks have substantially greater lending limits than we have, offer certain services we cannot offer directly, and often operate with “economies of scale” that result in lower operating costs than ours on a per loan or per asset basis. We also compete with numerous financial and quasi-financial institutions for deposits and loans, including providers of financial services over the Internet. Ultimately, competition can and does increase our cost of funds and drive down our net interest margin, thereby reducing profitability. It can also make it more difficult for us to continue to increase the size of our loan portfolio and deposit base, and could cause us to need to rely more heavily on borrowings, which are generally more expensive than deposits, as a source of funds in the future. See “Item 1, Business—Competition.”

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

Our Chief Financial Officer and our Chief Operating Officer each have employment agreements that have 3-year terms beginning in December 2004 and expire in December 2007, with a 1-year renewal. The agreements expired in December 2007 and are currently under the 1-year renewal provision. The employment agreements provide for severance payments if their respective employment arrangements are actually or constructively terminated or in connection with a change in control of the Company or its subsidiary. These same two individuals, as well as three other officers of the Bank, including our Chief Executive Officer and our Chief Credit Officer also have salary continuation agreements, which provide for accelerated vesting of all or a portion of their annual retirement benefits under similar circumstances. These provisions may make it more expensive for another company to acquire us, which could reduce the market price of our common stock and the price that you receive if you sell your shares in the future.

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

The information in the following table indicates the high and low quotations and approximate volume of trading for our common stock for each quarterly period since January 1, 2006, and is based upon information provided by public sources. The high and low prices and trading volume have been adjusted to give effect to all stock dividends and distributions, including the 50% stock distribution paid on May 15, 2007 to shareholders of record as of May 1, 2007.

In addition, the prices indicated reflect inter-dealer prices and trades, without retail mark-up, mark-down or commission and may not represent actual transactions.

Calendar Quarter Ended	High	Low	Volume
March 31, 2006	$17.78	$14.31	781,200
June 30, 2006	$17.78	$18.27	135,150
September 30, 2006	$23.33	$21.50	128,550
December 31, 2006	$22.50	$21.50	132,900
March 31, 2007	$30.00	$22.50	90,300
June 30, 2007	$30.00	$26.75	182,800
September 30, 2007	$27.40	$20.05	193,900
December 31, 2007	$24.00	$20.10	143,300

Holders

As of December 31, 2007, there were approximately 569 shareholders of record of our common stock, approximately 100 of which are street name holders.

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

Our ability to pay dividends is also limited by state corporation law. The California General Corporation Law allows us to pay dividends to our shareholders if our retained earnings equal at least the amount of the proposed dividend. If we do not have sufficient retained earnings available for the proposed dividend, we may still pay a dividend to our shareholders if we meet two conditions after giving effect to the dividend but it is extremely unlikely that we would ever meet those conditions. In addition, during any period in which the Company has deferred payment of interest otherwise due and payable on its subordinated debt securities, we may not make any dividends or distributions with respect to our capital stock. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources.”

Shareholders are entitled to receive dividends only when and if declared by our Board of Directors. Although we paid cash dividends in 2000 and 2001, we have no intention to pay cash dividends in the foreseeable future. Instead, we intend to retain our earnings for the purpose of supporting our future growth. However, since 1998 we have paid eight stock dividends or distributions to our shareholders, including 50% stock distributions in May 2007 and April 2006.

The table below sets forth information concerning all dividends paid since 1998. Dividends paid in 2000 through 2007 were paid by the Company, and dividends paid prior to 2000 were paid by the Bank.

Year	Stock Dividends/Distributions	Cash Dividends	Year	Stock Dividends/Distributions	Cash Dividends
2007	50%	—	2002	5%	—
2006	50%	—	2001	—	5	¢
2005	7%	—	2000	5%	10	¢
2004	25%	—	1999	—	—
2003	5%	—	1998	25%	—

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2007, with respect to options outstanding and available under our 2001 Stock Incentive Plan, as amended and restated March 19, 2004, which is our only equity compensation plan other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options[1]	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	949,004	$12.54	51,073

[1]	As adjusted to reflect the 50% stock distribution paid on May 15, 2007 to shareholders of record as of May 1, 2007.

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

The graph is not necessarily indicative of future price performance.

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
1st Centennial Bancorp	100.00	112.78	175.00	169.05	263.32	239.92
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
SNL Bank $500M-$1B Index	100.00	144.19	163.41	170.41	193.81	155.31
SNL Bank Index	100.00	134.90	151.17	153.23	179.24	139.28

*	Source: SNL Financial, Charlottsville, Virginia.

Stock Repurchases

On September 21, 2007, the Company’s Board of Directors approved a stock repurchase program pursuant to which the Company may purchase up to $3 million in its common stock in open market transactions. The repurchase program is to continue for a period of 12 months.

The following table provides information concerning the Company’s repurchases of its common stock during the fourth quarter of 2007 all of which were executed in accordance with SEC Rule 10b-18:

	October	November	December
Total shares purchased	—	20,000	—
Average per share price	—	$22.00	—
Number of shares purchased as part of publicly announced plan or program	—	20,000	—
Maximum number of shares remaining for purchase under a plan or program	136,363	116,363	116,363

In 2006, the Company retired 578 shares of common stock due to the forfeiture of unvested restricted stock awards.

ITEM 6.	SELECTED FINANCIAL DATA

Selected Financial Data

You should read the selected financial data presented below in conjunction with our audited consolidated financial statements, including the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere herein. The selected financial data as of December 31, 2007 and 2006 and for each of the years in the three-year period ended December 31, 2007 is derived from our audited consolidated financial statements and related notes, which are included in this Annual Report. The selected financial data for prior years is derived from our audited consolidated financial statements, which are not included in this Annual Report. All per share information has been adjusted for stock splits and dividends declared from time to time.

	As of and For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands, except per share data)
Income Statement Summary:
Interest income	$49,179	$40,743	$33,196	$23,718	$16,655
Interest expense	19,507	12,424	7,056	3,335	2,106
Net interest income before provision for loan losses	29,672	28,319	26,140	20,383	14,549
Provision for loan losses	2,350	1,320	2,140	2,098	360
Noninterest income	4,208	3,371	4,731	2,913	3,335
Noninterest expense	18,940	18,107	20,388	16,385	14,295
Income before income tax expenses	12,590	12,263	8,343	4,813	3,229
Income tax expense	4,701	4,836	3,260	1,793	1,141
Net income	$7,889	$7,427	$5,083	$3,020	$2,088
Balance Sheet Summary:
Total assets	$689,501	$551,127	$456,192	$356,678	$254,383
Cash and due from banks	11,075	18,385	16,862	5,695	9,948
Federal funds sold	—	2,900	21,505	—	—
Securities	126,136	72,649	12,208	20,096	35,539
Net loans[2]	514,644	426,200	381,153	308,030	188,222
Total deposits	477,955	456,463	401,275	291,802	212,773
Borrowings from Federal Home Loan Bank	64,500	—	—	21,000	7,600
Subordinated debentures	12,300	18,306	18,306	13,151	6,006
Total liabilities	637,179	508,930	422,771	328,677	229,983
Total shareholders’ equity	52,322	42,197	33,421	28,001	24,400
Per Share Data:
Earnings per share:[3]
Basic	$1.63	$1.55	$1.08	$0.66	$0.48
Diluted	1.51	1.41	1.01	0.61	0.44
Weighted average common shares outstanding basic	4,850,263	4,780,001	4,693,214	4,602,823	4,384,104
Weighted average common shares outstanding diluted	5,239,917	5,266,987	5,054,229	4,983,250	4,721,061
Book value	$10.75	$8.76	$7.07	$6.00	$5.40
Performance Ratios:
Return on average equity[4]	16.78%	19.54%	16.77%	11.75%	9.83%
Return on average assets[5]	1.29%	1.49%	1.22%	0.94%	0.91%
Net interest margin[6]	5.14%	6.07%	6.69%	6.91%	7.07%
Average shareholders’ equity to average total assets	7.66%	7.63%	7.26%	8.03%	9.21%
Efficiency ratio[7]	55.05%	56.77%	65.86%	70.07%	79.53%
Net loans to total deposits at period end	107.68%	93.37%	94.99%	105.56%	88.46%
Dividend payout ratio	0.00%	0.00%	0.00%	0.00%	0.00%

	As of and For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands, except per share data)
Asset Quality Ratios:
Nonperforming loans to total loans[8]	2.48%	0.89%	0.26%	0.04%	0.33%
Nonperforming assets to total loans and other real estate owned[9]	2.92%	0.89%	0.26%	0.04%	0.33%
Net loan charge-offs to average loans	0.27%	0.23%	0.25%	0.03%	0.01%
Allowance for loan losses to total loans[10] at end of period	1.31%	1.33%	1.39%	1.33%	1.11%
Allowance for loan losses to nonperforming loans	52.55%	148.81%	540.85%	3,309.60%	339.45%
Capital Ratios:
Tier 1 capital to average assets	8.74%	9.46%	9.02%	9.25%	10.79%
Tier 1 capital to total risk-weighted assets	11.69%	10.83%	9.92%	9.89%	12.48%
Total capital to total risk-weighted assets	12.94%	12.92%	12.86%	12.26%	13.63%

[2]	Loans are gross, which excludes the allowance for loan losses, and net of deferred fees.
[3]	Adjusted to give retroactive effect to stock dividends and distributions.
[4]	Net income divided by average shareholders’ equity.
[5]	Net income divided by average total assets.
[6]	Net interest income as a percentage of average interest-earning assets.
[7]	Ratio of noninterest expense to the sum of net interest income before provision for loan losses and total noninterest income excluding securities gains and losses.
[8]	Nonperforming loans consist of nonaccrual loans, loans past due 90 days or more and still accruing and restructured loans.
[9]	Nonperforming assets consist of nonperforming loans and nonperforming other assets, including other real estate owned.
[10]	Total loans are gross loans less unearned income.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion presents Management’s analysis of the results of operations of the Company for the years ended December 31, 2005, 2006 and 2007 and the financial condition of the Company as of December 31, 2006 and 2007. This discussion also includes the statistical disclosures required by SEC Guide 3 (“Statistical Disclosure by Company Holding Companies.”) The discussion should be read in conjunction with the financial statements of the Company and the notes related thereto which appear elsewhere in this Form 10-K Annual Report (see Item 8 below).

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

This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management’s Discussion and Analysis section entitled “—Financial Condition—Allowance for Loan Losses.” Although Management believes the level of the allowance as of December 31, 2007 is adequate to absorb losses inherent in the loan portfolio, a decline in the regional economy may result in increasing losses that cannot reasonably be predicted at this time.

Summary of Performance

Results of operations summary

The Company achieved record earnings in 2007. In fact, net income has increased each year since the Company incorporated in 1999. Net income in 2007 was $7.889 million, an increase of $462,000, or 6%, over the $7.427 million in net earnings recognized in 2006. Net income in 2006 of $7.427 million represented an increase of $2.344 million, or 46%, over the $5.083 million in net earnings recognized in 2005.

Net income per basic share was $1.63 for 2007, as compared to $1.55 for 2006 and $1.08 for 2005. On a diluted net income per share basis, net income was $1.51, $1.41 and $1.01 for the years ended December 31, 2007, 2006 and 2005, respectively. Earnings per share calculations were adjusted to give retroactive effect to stock splits and dividends. Return on average assets was 1.29% for 2007, compared to 1.49% for 2006 and 1.22% for 2005. Return on average shareholders’ equity was 16.78% for 2007, compared to 19.54% for 2006 and 16.77% for 2005.

The following are noteworthy factors relevant to the Company’s results of operations for the most recent three years:

•

Net interest income was a significant contributor to the increase in net income in 2007. Net interest income grew by $1.4 million, or 5%, in 2007 relative to 2006. Average loans grew by $60.5 million, or 15%, primarily due to the continued success of our business development efforts in and around the marketplaces we serve. In 2006 net interest income grew by $2.2 million, or 8%, primarily as a result of the Bank’s loan growth.

•

The Company’s net interest margin as of December 31, 2007 was 5.14% compared to 6.07% for the same period in 2006. The increase in rates paid for money market deposits and time deposits, coupled with the increase in the average balance on these liabilities were the major contributors toward compressing our net interest margin. The percentage of total average interest-bearing deposits represented by time deposits increased to 44% from 35% from December 31, 2006 to December 31, 2007. The shift in this average deposit mix also contributed to the reduction of the net interest margin in 2007 versus 2006.

•

The provision for loan losses increased 78%. For the year ended December 31, 2007, the provision for loan losses was $2.350 million, compared to $1.320 million and $2.140 million for the years ended December 31, 2006 and 2005, respectively. The allowance for loan losses as of December 31, 2007, 2006 and 2005 was 1.31%, 1.33% and 1.39%, respectively, of total gross loans net of unearned income. The provision for 2007 and 2006 was in response to loan growth and the level of nonaccrual loans. During 2007, nonaccrual loans increased $6.9 million or 178% when compared to $3.9 million as of December 31, 2006. During 2006, nonaccrual loans increased $2.9 million or 288% when compared to $994,000 as of December 31, 2005.

•

Noninterest income increased by 25% in 2007. The increase in noninterest income was primarily attributable to the increase in conduit loan referral income of $583,000 or 85% as a result of more referrals during 2007 as compared to the same period in 2006. Gains from the sale of SBA loans increased $75,000 or 20% which resulted from more loans sold during 2007, when compared to 2006. Also as a result of the Company’s growth, other miscellaneous income increased by $59,000 or 92% during 2007, when compared to the same period in 2006. In 2006, noninterest income decreased 29%, primarily due to the decrease in gains from the sale of SBA loans of $1.021 million as a result of unanticipated personnel changes in the SBA department, which resulted in a temporary decrease in SBA loans sold during 2006 as compared to the same period in 2005, and the decrease of $288,000 in conduit loan referral income was primarily the result of less income associated with loan referral activity during 2006 as compared to the same period in 2005.

•

Noninterest expense increased by 5% in 2007. The increase in noninterest expense was primarily due to the increase of $873,000 or 9% in salaries and employee benefits. Staff was increased during 2007 to provide resources in order to maintain satisfactory customer service in growth areas, and to enhance business development activities in certain markets. In 2006, the Company updated and redesigned its Loan Production Commissions and Incentives Policy. As a result, commissions and incentives expense decreased $1.284 million. Also, in 2006, the Company changed its internal credit policy relating to loan origination costs. As a result, in 2006 the Company recorded $2.2 million in deferred loan costs reducing salary expense. These decreases were offset by increases in base salaries of $895,000 and stock option compensation cost of $533,000 due to the adoption of FASB 123R.

Financial condition summary

The Company’s total assets were $689.5 million at December 31, 2007, an increase of $138.4 million, or 25%, compared to total assets of $551.1 million at December 31, 2006. The following are important factors in understanding our financial condition:

•

Investment securities available for sale increased by $53.5 million or 74%. During the third quarter of 2007, the Company entered into a $45.1 million repurchase agreement that included an interest rate floor to mitigate interest rate risk in a declining rate environment. The repurchase agreement was collateralized by the purchase of three federal agency mortgage-backed securities totaling $48.6 million. In addition, obligations of states and local government securities increased $1.4 million as the Company took advantage of relative value in that sector.

•	Net loans increased by $88.4 million or 21% from December 31, 2006. Strong loan demand in the Company’s market areas contributed to the increase in net loans.

•

Interest-bearing deposits increased by $22.5 million or 7% from December 31, 2006. The increase in interest-bearing deposits was primarily the result of the Company’s continued emphasis to attract new customers.

•

Borrowings from Federal Home Loan Bank. At December 31, 2007 the Company had borrowings from the Federal Home Loan Bank (“FHLB”) totaling $64.5 million compared to no borrowings at December 31, 2006. The Company allowed brokered certificates of deposit to run off and replaced with less expensive Federal Home Loan Bank borrowings.

•

Nonperforming assets increased by $11.4 million or 296% from December 31, 2006. The increase was primarily attributable to the addition of four construction and development loans totaling $10.0 million that were placed on non-accrual status during 2007, partially offset by the payoff of one commercial loan totaling $2.5 million. Loans 90 days past due increased $2.2 million and are primarily attributed to one commercial real estate loan totaling $1.2 million and two commercial loans totaling $956,000. In addition, $2.3 million was transferred to other real estate owned.

•

Stock Repurchase Program. On September 21, 2007 the Board of Directors of the Company approved a plan to incrementally repurchase up to an aggregate of $3.0 million of the Company’s common stock. See item 5 above (“Stock Repurchases”).

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

2007 compared to 2006 analysis. The Company’s net interest margin for the year ended December 31, 2007 was 5.14% compared to 6.07% for the same period in 2006. The increase in rates paid for money market deposits and time deposits, coupled with the fact that these categories increased as a percentage of total deposits were the major contributors toward compressing our net interest margin. The percentage of total average interest-bearing deposits represented by time deposits increased to 44% from 35% from December 31, 2006 to December 31, 2007. The shift in this average deposit mix also contributed to the reduction of the net interest margin in 2007 when compared to 2006.

For the year ended December 31, 2007, total interest-earning assets averaged $577.8 million, which represented an increase of $111.5 million or 24%, as compared to $466.3 million for the same period in 2006. This increase is primarily attributable to the increase in loans as a result of loan demand, coupled with the purchase of a $30 million FNMA U.S. agency security that settled during September of 2006 and the purchase of three federal agency mortgage-backed securities totaling $48.6 million that settled during July of 2007. Total interest-bearing deposits and other interest-bearing liabilities averaged $452.8 million, which represented an increase of $104.5 million or 30%, as compared to $348.3 million for the same period in 2006. This increase is primarily attributable to the increase in money market and time deposits, coupled with the increase of $40.3 million in the average balance of repurchase agreements.

The Company reported total interest income of $49.2 million for the year ended December 31, 2007, which represented an increase of $8.4 million or 21%, over total interest income of $40.8 million for the same period in 2006. The increase for the year ended December 31, 2007, when compared to the same period in 2006 is primarily the result of increases in interest and fees on loans of approximately $5.6 million that resulted from an increase of $60.5 million in average loans, coupled with the increase of $2.9 million in interest income on taxable investments that resulted in part from the addition of the $45.1 million in federal agency mortgage backed securities that settled during the third quarter of 2007.

The Company reported total interest expense of $19.5 million for the year ended December 31, 2007, which represented an increase of $7.1 million or 57%, over total interest expense of $12.4 million for the same period in 2006. The increase is primarily attributable to an increase in the average balance of time deposits, coupled with the increase in the average balance of repurchase agreements and Federal Home Loan Bank borrowings.

For the year ended December 31, 2007, net interest income before provision for loan losses was $29.7 million, which represented an increase of $1.4 million or 5%, over net interest income before provision for loan losses of $28.3 million for the same period in 2006. The increase in net interest income for the year ended 2007 as compared to 2006 was primarily due to the increase in average total loans.

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

For the year ended December 31, 2006, total interest-earning assets averaged $466.3 million, which represented an increase of $75.8 million or 19%, as compared to $390.5 million for the same period in 2005. This increase was primarily attributable to the increase in loans as a result of our strong business climate and loan demand, coupled with an increase in federal funds sold as a result of the Company’s improved liquidity position. Total interest-bearing deposits and other interest-bearing liabilities averaged $348.3 million, which represented an increase of $69.4 million or 25%, as compared to $278.9 million for the same period in 2005. This increase is primarily attributable to the increase in money market deposit and time deposit accounts. There were no Federal Home Loan Bank borrowings outstanding during 2006 compared to an average of $22.3 million for the year ended December 31, 2005.

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

The following table shows the Company’s average balances of earning assets, and interest-bearing liabilities; the amount of interest income and interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest income and the net interest margin for the periods indicated:

Distribution, Rate and Yield Analysis of Net Interest Income

	For the Years Ended December 31,
	2007			2006			2005
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
	(Dollars in Thousands)
Interest-earning Assets:
Federal funds sold	$6,511	$334	5.13%	$20,579	$1,010	4.91%	$9,659	$350	3.62%
Interest-bearing deposits in financial institutions	2,271	116	5.11%	2,578	125	4.85%	2,893	134	4.63%
Investment securities:
Taxable[11]	73,121	4,050	5.54%	22,264	1,148	5.16%	11,853	450	3.80%
Non-taxable	23,929	1,009	4.22%	9,429	395	4.19%	3,859	165	4.28%

Total investments	105,832	5,509	5.21%	54,850	2,678	4.88%	28,264	1,099	3.89%
Loans[12]	471,926	43,670	9.25%	411,415	38,065	9.25%	362,231	32,097	8.86%

Total interest-earning assets	$577,758	$49,179	8.51%	$466,265	$40,743	8.74%	$390,495	$33,196	8.50%

Interest-bearing Liabilities:
Interest-bearing deposits
Interest-bearing demand deposits	$19,375	$62	0.32%	$26,468	$94	0.36%	$21,400	$56	0.26%
Money market deposits	175,728	6,767	3.85%	158,763	5,451	3.43%	99,052	2,228	2.25%
Savings deposits	12,804	101	0.79%	21,196	223	1.05%	24,655	188	0.76%
Time deposits $100,000 or greater	90,182	4,305	4.77%	58,490	2,458	4.20%	58,537	1,852	3.16%
Other time deposits	75,109	3,476	4.63%	55,880	2,209	3.95%	37,787	1,089	2.88%

Total interest-bearing deposits	373,198	14,711	3.94%	320,797	10,435	3.25%	241,431	5,413	2.24%
FHLB borrowings	13,221	625	4.73%	—	—	0.00%	22,255	649	2.92%
Federal funds purchased	1,403	71	5.06%	9	—	0.00%	708	19	2.68%
Repurchase agreement	49,528	2,901	5.86%	9,205	546	5.93%	—	—	0.00%
Subordinated notes payable to subsidiary Trust	15,409	1,199	7.78%	18,306	1,443	7.88%	14,492	975	6.73%

Total interest-bearing liabilities	$452,759	$19,507	4.31%	$348,317	$12,424	3.57%	$278,886	$7,056	2.53%

Net interest income		$29,672			$28,319			$26,140

Net interest margin[13]			5.14%			6.07%			6.69%

[11]	Yields on securities have not been adjusted to a tax equivalent basis because the impact is not material.
[12]

Loans are gross, which excludes the allowance for loan losses, and net of deferred fees. Nonaccrual loans are included in the table for computation purposes, but the foregone interest of such loans is excluded. Loan fees were approximately $1.9 million; $2.2 million and $4.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

[13]	Net interest income as a percentage of average interest-earning assets.

The following table shows a rate and volume analysis for changes in interest income, interest expense, and net interest income for the periods indicated.

Rate/Volume Analysis of Net Interest Income

	Year Ended December 31, 2007 vs. 2006			Year Ended December 31, 2006 vs. 2005
	Increases (Decreases) Due to			Increases (Decreases) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in Thousands)
Increase (Decrease) in Interest Income:
Federal funds sold	$(690)	$14	$(676)	$396	$264	$660
Interest-bearing deposits in financial institutions	(15)	6	(9)	(15)	6	(9)
Investment securities:[14]
Taxable	2,622	280	2,902	395	303	698
Non-taxable	607	7	614	238	(8)	230
Loans[15]	5,599	6	5,605	4,358	1,610	5,968

Total	$8,123	$313	$8,436	$5,372	$2,175	$7,547

Increase (Decrease) in Interest Expense:
Interest-bearing demand deposits	$(25)	$(7)	$(32)	$13	$25	$38
Money market deposits	582	734	1,316	1,343	1,880	3,223
Savings deposits	(88)	(34)	(122)	(26)	61	35
Time deposits $100,000 or greater	1,332	515	1,847	(1)	607	606
Other time deposits	760	507	1,267	521	599	1,120
FHLB borrowings	—	625	625	(649)	—	(649)
Federal funds purchased	—	71	71	(19)	—	(19)
Repurchase agreement	2,392	(37)	2,355	—	546	546
Subordinated notes payable to subsidiary trusts	(228)	(16)	(244)	257	211	468

Total	$4,725	$2,358	$7,083	$1,487	$3,881	$5,368

Total change in net interest income	$3,398	$(2,045)	$1,353	$3,885	$(1,688)	$2,179

[14]	Yields on securities have not been adjusted to a tax equivalent basis because the impact is not material.
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

For the year ended December 31, 2007, the provision for loan losses was $2.350 million, compared to $1.320 million and $2.140 million for 2006 and 2005, respectively. The allowance for loan losses to total gross loans less unearned income as of December 31, 2007 was 1.31%. The provision for 2007 and 2006 was in response to loan growth and the level of nonaccrual loans. During 2007, nonaccrual loans increased $6.9 million or 178% when compared to $3.9 million as of December 31, 2006. During 2006, nonaccrual loans increased $2.9 million or 288% when compared to $994,000 as of December 31, 2005. For a more detailed discussion on nonaccrual loans see “Nonperforming Assets” below.

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

2007 compared to 2006 analysis. Noninterest income totaled $4.2 million for the year ended December 31, 2007. This represented an increase of $837,000 or 25% when compared to $3.4 million for the same period in 2006.

The increase in noninterest income was primarily attributable to the increase in conduit loan referral income of $583,000 or 85% as a result of more referrals during 2007 as compared to the same period in 2006. Gains from the sale of SBA loans increased $75,000 or 20% which resulted from more loans sold during 2007, when compared to 2006. Also as a result of the Company’s growth, other miscellaneous income increased by $59,000 or 92% during 2007, when compared to the same period in 2006.

For the year ended December 31, 2007 as compared to 2006, noninterest income as an annualized percentage of average earning decreased to 0.73% from 0.75%.

2006 compared to 2005 analysis. Noninterest income totaled $3.371 million for the year ended December 31, 2006. This represented a decrease of $1.360 million, or 29% when compared to $4.731 million for the same period in 2005.

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

For the year ended December 31, 2006 as compared to 2005, noninterest income as a percentage of average earning assets decreased to 0.75% from 1.21% primarily due to the decreases in gains from sale of loans and conduit loan referral income discussed above.

The following table sets forth the various components of the Company’s noninterest income for the periods indicated:

Noninterest Income

	For the Years Ended December 31,
	2007		2006		2005
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Customer service fees	$1,736	41.26%	$1,691	50.17%	$1,651	34.88%
Gains from sale of loans	448	10.65%	373	11.06%	1,394	29.47%
Increase in cash surrender value of life insurance	506	12.02%	448	13.29%	269	5.69%
Broker fee income	128	3.04%	111	3.29%	226	4.78%
Conduit loan referral income	1,267	30.11%	684	20.29%	972	20.55%
Other income	123	2.92%	64	1.90%	219	4.63%

Total noninterest income	$4,208	100.00%	$3,371	100.00%	$4,731	100.00%

Noninterest income as a percentage of average earning assets		0.73%		0.75%		1.21%

Noninterest Expense

Noninterest expense for the Company includes salaries and employee benefits, net occupancy and equipment expense, marketing expense, data processing and professional fees, and other operating expenses.

2007 compared to 2006 analysis. Noninterest expense totaled $18.9 million for the year ended December 31, 2007. This represented an increase of $833,000 or 5% when compared to $18.1 million for the same period in 2006. The increase in noninterest expense was primarily due to the increase of $873,000 or 9% in salaries and employee benefits. Staff was increased during 2007 to provide resources in order to maintain satisfactory customer service in growth areas, and to enhance business development activities in certain markets.

For the year ended December 31, 2007 as compared to 2006, noninterest expense as an annualized percentage of average earning assets decreased to 3.28% from 4.03%. This decrease is reflective of Management’s continuing efforts to control overhead expenses and improve operating efficiency.

2006 compared to 2005 analysis. Noninterest expense totaled $18.107 million for the year ended December 31, 2006. This represented a decrease of $2.281 million, or 11% when compared to $20.388 million for the same period in 2005. The decrease in noninterest expense was primarily due to decreases of $1.748 million and $278,000 in salaries and employee benefits and marketing and advertising, respectively.

During the first quarter of 2006, the Company updated and redesigned its Loan Production Commissions and Incentives Policy. As a result, commissions and incentives expense decreased $1.284 million. This decline was expected due to this Policy change. Also, during the first quarter of 2006, the Company changed its internal credit policy relating to loan origination cost. As a result, in 2006 the Company recorded $2.2 million in deferred loan costs reducing salary expense. The decline was expected due to this Policy change. These decreases were offset by increases in base salaries of $895,000 and stock option compensation cost of $533,000 due to the adoption of FASB 123R. In 2005, the Company launched a money market campaign by print advertising targeting our market areas. In 2006 advertising expenses related to this campaign decreased significantly. This is the primary reason for the $278,000 decrease in marketing and advertising expense.

For the year ended December 31, 2006 as compared to 2005, noninterest expense as a percentage of average earning assets decreased to 4.03% from 5.22%. This decrease is reflective of Management’s continuing efforts to control overhead expenses.

While some level of expense increase is expected in the normal course of business, we are focused on controlling overhead expenses where possible. Improvement is evident in the Company’s efficiency ratio, which dropped to 55.05% in 2007 from 56.77% in 2006 and 65.86% for 2005.

The following table sets forth the breakdown of noninterest expense for the periods indicated:

Noninterest Expense

	For the Years Ended December 31,
	2007		2006		2005
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Salaries, wages and employee benefits	$10,570	55.81%	$9,697	53.55%	$11,445	56.14%
Net occupancy expense	2,298	12.13%	2,216	12.24%	2,051	10.06%
Marketing and advertising	966	5.10%	1,234	6.82%	1,512	7.42%
Data processing fees	1,087	5.74%	837	4.62%	1,056	5.18%
Professional fees	819	4.32%	1,081	5.97%	1,114	5.46%
Postage, telephone, supplies	539	2.85%	557	3.08%	594	2.91%
Directors’ fees	215	1.14%	220	1.21%	239	1.17%
Other operating expense	2,446	12.91%	2,265	12.51%	2,377	11.66%

Total other expenses	$18,940	100.00%	$18,107	100.00%	$20,388	100.00%

Noninterest expense as a percentage of average earning assets		3.28%		4.03%		5.22%

Efficiency ratio		55.05%		56.77%		65.86%

Income Taxes

In 2007 the Company’s provision for federal and state income taxes was $4.7 million, while the provision was $4.8 million and $3.3 million for 2006 and 2005, respectively. This equates to 39.3% of income before taxes in 2007, 39.4% in 2006, and 39.1% in 2005. The amount of the tax provision is determined by applying the Company’s statutory income tax rates to pre-tax book income, adjusted for permanent differences between pre-tax book income and actual taxable income. Such permanent differences include but are not limited to tax-exempt interest income, increases in the cash surrender value of bank-owned life insurance, compensation expense on incentive stock options and certain other expenses that are not allowed as tax deductions, and tax credits.

Financial Condition

A comparison between the summary year-end balance sheets for 2003 through 2007 was presented previously in the table of Selected Financial Data (see Item 6 above). As indicated in that table, the Company’s total assets, loans, and shareholders’ equity have grown each year for the past four years. In 2007 total assets increased $138.4 million, or 25%, due primarily to the increase in available for sale investment securities and loan growth. Total assets were $689.5 million and $551.1 million at December 31, 2007 and 2006, respectively. The major components of the Company’s balance sheet are individually analyzed below, along with off-balance sheet information.

Loans

Total gross loans were $522.2 million at December 31, 2007, compared to $433.3 million and $388.5 million at December 31, 2006 and 2005, respectively. Total gross loans less unearned income represented 76% of total assets at December 31, 2007, compared to 78% and 85% of total assets at December 31, 2006 and 2005, respectively.

2007 compared to 2006 analysis. Total gross loans increased by $88.9 million, or 21% during 2007. Real estate loans, which includes construction and development loans increased $68.5 million or 27% during 2007 and represented approximately 77% of the total loan growth of $88.9 million. Due to the current environment, it is anticipated that the Company will not experience its historical growth in construction and development loans. Commercial loans increased $15.7 million or 9% during 2007 due to the continued success of our business development efforts in and around the marketplaces the Company serves.

2006 compared to 2005 analysis. Total gross loans increased by $44.8 million, or 12% during 2006. Real estate loans, which includes construction and development loans increased $28.8 million or 13% during 2006 and represented approximately 64% of the total loan growth of $44.8 million. Commercial loans increased $14.6 million or 10% during 2006.

Loans Held For Sale

The Company actively generates SBA loans as part of its primary operating activity of making loans. The guaranteed portion of each individual loan is sold on the secondary market simultaneously with the booking, and therefore the Company has no inventory “held for sale,” unlike some institutions that warehouse loans to sell as “pools.” The Company retains the unguaranteed portion of the SBA loans. The total gain on sale of loans was $448,000 or 0.84% of total interest and noninterest income as of December 31, 2007 and $373,000 or 0.85% of total interest and noninterest income as of December 31, 2006.

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

The following table sets forth the composition of the Company’s loan portfolio as of the dates indicated:

Loan Portfolio Composition

	As of December 31,
	2007		2006		2005		2004		2003
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Real estate loans:
Construction and development	$240,550	46.06%	$174,040	40.16%	$137,292	35.34%	$124,309	39.62%	$70,654	36.94%
Residential loans	2,505	0.48%	3,063	0.71%	3,440	0.89%	3,650	1.16%	6,169	3.23%
Commercial and multi- family	79,820	15.29%	77,245	17.83%	84,813	21.83%	77,316	24.64%	64,260	33.60%
Commercial loans	181,426	34.75%	165,765	38.26%	151,207	38.91%	102,582	32.71%	42,009	21.94%
Consumer loans	8,556	1.64%	4,764	1.10%	2,784	0.72%	1,107	0.35%	2,035	1.06%
Equity lines of credit	7,111	1.36%	6,762	1.56%	7,644	1.97%	3,475	1.11%	4,088	2.14%
Credit card and other loans	2,191	0.42%	1,652	0.38%	1,304	0.34%	1,284	0.41%	2,063	1.09%

Total gross loans	$522,159	100.00%	$433,291	100.00%	$388,484	100.00%	$313,723	100.00%	$191,278	100.00%

Less:
Unearned income	(710)		(1,350)		(1,955)		(1,556)		(948)
Allowance for loan losses	(6,805)		(5,741)		(5,376)		(4,137)		(2,108)

Total net loans	$514,644		$426,200		$381,153		$308,030		$188,222

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

Loans Repricing or Maturing16

	As of December 31, 2007
	Within One Year	After One But Within Five Years	After Five Years	Total
	(Dollars in Thousands)
Real estate loans:
Construction and development	$229,384	$11,140	$26	$240,550
Residential loans	1,276	27	1,202	2,505
Commercial and multi-family	14,305	29,670	35,845	79,820
Commercial loans	109,314	60,436	11,676	181,426
Consumer loans	8,065	438	53	8,556
Equity lines of credit	6,861	—	250	7,111
Credit card and other loans	2,191	—	—	2,191

Total loans	$371,396	$101,711	$49,052	$522,159

Loans with predetermined (fixed) interest rates	$204,644	$48,130	$47,871	$300,645

Loans with variable (floating) interest rates	$166,752	$53,581	$1,181	$221,514

[16]	Loan amounts are shown before deferred loan fees and before the allowance for loan losses.

For a comprehensive discussion of the Company’s liquidity position, re-pricing characteristics of the balance sheet, and sensitivity to changes in interest rates, see the “Liquidity and Market Risk Management” section.

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

Total unused commitments to extend credit were $200.2 million at December 31, 2007 and $226.3 million at December 31, 2006, representing 38% and 52% of outstanding gross loans at December 31, 2007 and 2006, respectively. The Company’s standby letters of credit were $10.2 million and $3.2 million at December 31, 2007 and 2006, respectively.

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

December 31, 2006 to December 31, 2007 analysis. Nonperforming assets at December 31, 2007 increased $11.4 million or 296% to $15.3 million, from $3.9 million at December 31, 2006, and represented 2.92% and 0.89% of total gross loans and other real estate owned, respectively. The increase was primarily attributable to the addition of four construction and development loans totaling $10.0 million that were placed on non-accrual status during 2007, partially offset by the payoff of one commercial loan totaling $2.5 million.

Of the $10.0 million addition in construction and development loans, $3.5 million represents a 28 single family tract. A notice of sale has been filed on the project with an anticipated sale date in February 2008. $2.5 million represents a 6 single family tract and a notice of default has been filed on the project. Another $2.5 million represents 17 single family homes of a 92 lot tract, and $1.5 million represents 5 single family homes of a 14 lot tract. As market conditions change, the Company obtains current appraisals and adjusts the value of the loans as needed. As of December 31, 2007 the current market values on these projects support the recorded values of the loans.

Loans 90 days past due increased $2.2 million and are primarily attributed to one commercial real estate loan totaling $1.2 million and two commercial loans totaling $956,000.

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

In August 2007, the Company acquired through foreclosure the underlying real property collateralizing a construction and development loan of $139,000. To acquire the property, the Company capitalized $7,000 in costs associated with the acquisition, however, there was no charge against the allowance for loan losses.

In October 2007, the Company acquired through foreclosure the underlying real property collateralizing a construction and development loan of $1.2 million. To acquire the property, the Company capitalized $77,000 in costs associated with the acquisition, however, there was no charge against the allowance for loan losses.

December 31, 2005 to December 31, 2006 analysis. Nonaccrual loans at December 31, 2006 increased $2.9 million or 288% to $3.9 million, from $994,000 at December 31, 2005, and represented 0.89% and 0.26% of total gross loans, respectively. The increase was primarily attributable to the addition of five commercial loans totaling $3.5 million, of which $2.5 million was attributed to one commercial loan. There was also an addition of one residential real estate loan totaling $18,000. The additions were partially offset by the payoff of three commercial loans totaling $330,000. There were two commercial loans charged-off totaling $119,000 and three commercial loans with principal paydowns totaling $174,000. At December 31, 2006 the Company had no other real estate owned and no loans 90 days or more past due and still accruing.

The following table provides information with respect to the components of the Company’s nonperforming assets as of the dates indicated:

Nonperforming Assets

	As of December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)
Nonaccrual loans:[17]
Real estate loans:
Construction and development	$9,994	$—	$—	$—	$69
Residential loans	—	18	—	—	—
Commercial and multi-family	—	—	—	—	353
Commercial loans	736	3,840	994	125	175
Consumer loans	—	—	—	—	8
Equity lines of credit	—	—	—	—	—
Credit card and other loans	—	—	—	—	16

Total nonaccrual loans	10,730	3,858	994	125	621

Loans 90 days or more past due (as to principal or interest) and still accruing:
Real estate loans:
Construction and development	—	—	—	—	—
Residential loans	—	—	—	—	—
Commercial and multi-family	1,223	—	—	—	—
Commercial loans	979	—	—	—	—
Consumer loans	—	—	—	—	—
Equity lines of credit	—	—	—	—	—
Credit card and other loans	18	—	—	—	—

Total loans 90 days or more past due And still accruing	2,220	—	—	—	—

Restructured loans	—	—	—	—	—

Total nonperforming loans	12,950	3,858	994	125	621
Other real estate owned	2,343	—	—	—	—

Total nonperforming assets	$15,293	$3,858	$994	$125	$621

Nonperforming loans as a percentage of total gross loans[18]	2.48%	0.89%	0.26%	0.04%	0.33%
Nonperforming assets as a percentage of total loans and other real estate owned	2.92%	0.89%	0.26%	0.04%	0.33%
Allowance for loan losses to nonperforming loans	52.55%	148.81%	540.85%	3,309.60%	339.45%
Allowance for loan losses	$6,805	$5,741	$5,376	$4,137	$2,108

[17]

Additional interest income of approximately $840,000 would have been recorded for the year ended December 31, 2007 if these loans had been paid or accrued in accordance with their original terms and had been outstanding throughout the applicable period then ended.

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

The allowance for loan losses totaled $6.8 million at December 31, 2007 compared to $5.7 million and $5.4 million at December 31, 2006 and 2005, respectively and as a percentage of total loans outstanding was 1.31%, 1.33% and 1.39%, respectively. The process for monitoring the adequacy of the allowance, as well as supporting documentation regarding the allowance follows.

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

The aggregate loan portfolio risk ratings were stratified as follows for the period indicated:

	Pass/ Homogeneous:	Special Mention:	Substandard:	Doubtful:	Loss:	Total:
December 31, 2007	87.90%	10.41%	1.69%	0.00%	0.00%	100.00%

For the years ended December 31, 2007, 2006 and 2005, the Company had net charge-offs of $1.286 million, $955,000 and $901,000, respectively. Implicit in lending activity is the risk that losses will occur and that the amount of such loss will vary over time. In many cases Management exercises considerable judgment in determining the timing of the recognition of inherent losses with the objective to present a realistic presentation of the quality of the loan portfolio.

Except for nonperforming assets and impaired loans, Management is not aware of any loans as of December 31, 2007 for which known credit problems of the borrower would cause serious doubt as to the ability of such borrowers to comply with their present loan repayment terms. Management cannot, however, predict the extent to which the deterioration in general economic conditions, real estate values, increase in general rates of interest, changing financial conditions or business of a borrower may adversely affect a borrower’s ability to repay. The ratio of the allowance for loan losses to total loans was determined by Management to be adequate at December 31, 2007, 2006 and 2005.

The following table summarizes the activity in the Company’s allowance for loan losses for the periods indicated:

Allowance for Loan Losses

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)
Balances:
Average total loans outstanding during period	$471,926	$411,415	$362,231	$257,005	$161,207

Total loans outstanding at end of period, net of unearned income	$521,449	$431,941	$386,529	$312,167	$190,330

Allowance for Loan Losses:
Balance at beginning of period	$5,741	$5,376	$4,137	$2,108	$1,772
Charge-offs:
Real estate loans:
Construction and development	725	—	—	—	—
Residential loans	—	—	—	—	—
Commercial and multi-family	—	375	—	—	—
Commercial loans	1,007	688	996	121	217
Consumer loans	8	—	2	14	2
Equity lines of credit	—	55	—	—	—
Credit card and other loans	2	5	10	20	2

Total charge-offs	1,742	1,123	1,008	155	221

Recoveries:
Real estate loans:
Construction and development	—	—	—	—	—
Residential loans	2	2	2	2	23
Commercial and multi-family	—	—	—	—	—
Commercial loans	454	163	105	79	140
Consumer loans	—	3	—	4	34
Equity lines of credit	—	—	—	—	—
Credit card and other loans	—	—	—	1	—

Total recoveries	456	168	107	86	197

Net charge-offs	(1,286)	(955)	(901)	(69)	(24)
Provision charged to operations	2,350	1,320	2,140	2,098	360
Allowance for loan losses balance, end of period	$6,805	$5,741	$5,376	$4,137	$2,108

Ratios:[19]
Net loan charge-offs to average total loans	0.27%	0.23%	0.25%	0.03%	0.01%
Allowance for loan losses to average total loans	1.44%	1.40%	1.48%	1.61%	1.31%
Allowance for loan losses to total loans at end of period	1.31%	1.33%	1.39%	1.33%	1.11%
Allowance for loan losses to total nonperforming loans	52.55%	148.81%	540.85%	3,309.60%	339.45%
Net loan (charge-offs) recoveries to allowance for loan losses at end of period	(18.90)%	(16.63)%	(16.76)%	(1.67)%	(1.14)%
Net loan (charge-offs) recoveries to provision for loan losses	(54.72)%	(72.35)%	(42.10)%	(3.29)%	(6.67)%

[19]	Total loans are gross loans less unearned income.

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

Allocation of Allowance for Loan Losses

	As of December 31,
	2007		2006		2005		2004		2003
Balance at End of Period Applicable to	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans
	(Dollars in Thousands)
Real estate loans:
Construction and development	$2,997	46.06%	$2,426	40.16%	$1,705	35.34%	$1,697	39.62%	$534	36.94%
Residential loans	23	0.48%	24	0.71%	33	0.89%	47	1.16%	114	3.23%
Commercial and multi- family	730	15.29%	610	17.83%	835	21.83%	454	24.64%	392	33.60%
Commercial loans	2,667	34.75%	2,434	38.26%	2,583	38.91%	1,859	32.71%	975	21.94%
Consumer loans	277	1.64%	153	1.10%	98	0.72%	25	0.35%	—	0.31%
Equity lines of credit	102	1.36%	89	1.56%	115	1.97%	39	1.11%	46	2.14%
Credit card and other loans	9	0.42%	5	0.38%	6	0.34%	16	0.41%	47	1.84%

Total allowance for loan loss	$6,805	100.00%	$5,741	100.00%	$5,376	100.00%	$4,137	100.00%	$2,108	100.00%

Total loans net of unearned income	$521,449		$431,941		$386,529		$312,167		$190,330

Investment Securities

The Company’s investment portfolio provides income to the Company and also serves as a source of liquidity. Total yield, risk and maturity are among the factors considered in building the investment portfolio. Pursuant to FASB 115, securities must be classified as “held to maturity,” “available for sale,” or “trading securities.” Those securities held in the “available for sale” category must be carried on the Company’s books at fair market value. At December 31, 2007, 2006 and 2005, 100% of the investment securities owned by the Company were classified as “available for sale.”

At December 31, 2007, the Company’s investment portfolio at fair value consisted of $30.8 million in U.S. government agency securities, $71.2 million in federal agency mortgage-backed securities and $24.1 million in obligations of states and local government securities for a total of $126.1 million. At December 31, 2006, the Company’s investment portfolio at fair value consisted of $30.2 million in U.S. government agency securities, $19.7 million in federal agency mortgage-backed securities and $22.7 million in obligations of states and local government securities for a total of $72.6 million.

2007 compared to 2006 analysis. The Company’s investment portfolio increased $53.5 million or 74% to $126.2 million. During the third quarter of 2007, the Company entered into a $45.1 million repurchase agreement that included an interest rate floor to mitigate interest rate risk in a declining rate environment. The repurchase agreement was collateralized by the purchase of three federal agency mortgage-backed securities totaling $48.6 million. In addition, obligations of states and local government securities increased $1.4 million as the Company took advantage of relative value in that sector.

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

The following table summarizes the amortized cost, unrealized gains and losses, fair value and distribution of the Company’s investment securities as of the dates indicated:

Investment Portfolio

	As of December 31,
	2007				2006				2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in Thousands)
Available for Sale:
U.S. treasury and government agency securities	$30,000	$816	$—	$30,816	$30,000	$210	$—	$30,210	$—	$—	$—	$—
Federal agency mortgage-backed Securities	69,352	1,852	(23)	71,181	19,597	190	(61)	19,726	8,242	51	(120)	8,173
Obligations of states and local government securities	24,450	78	(389)	24,139	22,782	120	(189)	22,713	3,937	98	—	4,035

Total	$123,802	$2,746	$(412)	$126,136	$72,379	$520	$(250)	$72,649	$12,179	$149	$(120)	$12,208

The following table summarizes, as of December 31, 2007, the maturity characteristics of the investment portfolio, by investment category. Expected remaining maturities may differ from remaining contractual maturities because obligors may have the right to prepay certain obligations with or without penalties.

Investment Maturities and Repricing Schedule

	As of December 31, 2007
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
Available for Sale:
U.S. treasury and government agency securities	$—	0.00%	$30,816	5.45%	$—	0.00%	$—	0.00%	$30,816	5.45%
Federal agency mortgage-backed Securities	102	4.41%	13,459	5.24%	46,293	5.85%	11,327	5.77%	71,181	5.72%
Obligations of states and local government securities	—	0.00%	1,270	4.71%	3,632	4.20%	19,237	4.13%	24,139	4.17%

Total	$102	4.41%	$45,545	5.37%	$49,925	5.73%	$30,564	4.74%	$126,136	5.36%

The Company also had investments in interest-bearing time certificates of deposit at other financial institutions totaling $1.9 million, $2.9 million and $2.3 million at December 31, 2007, 2006 and 2005, respectively.

Cash and due from banks

Cash on hand and balances due from correspondent banks totaled $11.1 million at the end of 2007 and $18.4 million at the end of 2006. At December 31, 2007, cash and due from banks comprised 1.6% of total assets, compared to 3.3% at December 31, 2006. These balances fluctuate frequently and by large amounts depending on the status of cash items in process of collection and cash on hand, thus period-end balances are not optimal indicators of trends in cash and due from banks. Annual average balances provide a much more appropriate gauge. The average balances for 2007 and 2006 were $12.1 million and $12.2 million, respectively.

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

Total deposits were $478.0 million at December 31, 2007, compared to $456.5 million and $401.3 million at December 31, 2006 and 2005, respectively, and represented increases of 5% and 14% in 2007 and 2006, respectively.

2007 compared to 2006 analysis. Total deposits increased $21.5 million, or 5%, to $478.0 million at December 31, 2007 from $456.5 million at December 31, 2006. Noninterest-bearing demand deposits decreased $1.0 million or 1% at December 31, 2007 as compared to December 31, 2006. Interest bearing demand deposits decreased $8.9 million or 36%, while money market deposit accounts increased $36.9 million, or 24% at December 31, 2007 as compared to December 31, 2006. Savings deposit accounts decreased $6.0 million or 33% at December 31, 2007 as compared to December 31, 2006. Time deposits of $100,000 or greater increased $18.8 million, or 25% at December 31, 2007 as compared to December 31, 2006, and other time deposits decreased $18.3 million, or 25%.

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

During the third quarter of 2006 the Company launched a noninterest-bearing deposit sales campaign. As of December 31, 2006 the Bank was able to attract approximately $5.1 million in new noninterest-bearing deposits, based on average balance in 2006. The deposit sales campaign was the primary contributor to the increase in noninterest-bearing demand deposits from December 31, 2005 to December 31, 2006. The increase in interest-bearing and money market deposit accounts was primarily the result of the Company’s efforts to attract new customers. The increase in time deposits of $100,000 or greater was primarily the result of additional brokered certificates of deposit acquired to support our loan growth.

Cost of funds

The Company’s cost of funds is calculated as total interest expense on interest-bearing deposits and other interest-bearing liabilities, as a percentage of average interest-bearing deposits and other interest-bearing liabilities.

2007 compared to 2006 analysis. The rate paid on the Company’s interest-bearing deposits increased to 3.94% for the year ended December 31, 2007 from 3.25% for the same period in 2006. For all interest bearing liabilities, the average rate for the year ended December 31, 2007 was 4.31% as compared to 3.57% for the same period in 2006. Market rate increases, coupled with the increase in rates paid on money market deposit accounts as a result of the Company’s efforts to attract new customers impacted the Company’s cost of funds.

From December 31, 2006 to December 31, 2007 the percentage of total average deposits represented by time deposits increased from 27% to 34%. The shift in this average deposit mix also contributed to the increase in cost of funds for 2007 versus 2006.

2006 compared to 2005 analysis. The rate paid on the Company’s interest-bearing deposits increased to 3.25% for the year ended December 31, 2006 from 2.24% for the same period in 2005. For all interest bearing liabilities, the average rate for the year ended December 31, 2006 was 3.57% as compared to 2.53% for the same period in 2005. Market rate increases, the addition of $30 million repurchase agreement and the increase in rates paid on money market deposit accounts as a result of the Company’s efforts to attract new customers impacted the Company’s cost of funds.

From December 31, 2005 to December 31, 2006 the percentage of total average deposits represented by money market deposits changed to 37% from 29% while average noninterest-bearing demand deposits changed to 25% from 30%. The shift in this average deposit mix also contributed to the increased cost of funds in the year ended December 31, 2006 versus 2005.

The following table summarizes the distribution of average daily deposits and the average daily rates paid for the periods indicated:

Average Deposits and Other Borrowings

	For the Years Ended December 31,
	2007		2006		2005
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in Thousands)
Demand deposits, noninterest bearing	$108,923	0.00%	$107,797	0.00%	$105,462	0.00%

Interest-bearing deposits:
Interest-bearing demand deposits	19,375	0.32%	26,468	0.36%	21,400	0.26%
Money market deposits	175,728	3.85%	158,763	3.43%	99,052	2.25%
Savings deposits	12,804	0.79%	21,196	1.05%	24,655	0.76%
Time deposits $100,000 or greater	90,182	4.77%	58,490	4.20%	58,537	3.16%
Other time deposits	75,109	4.63%	55,880	3.95%	37,787	2.88%

Total interest-bearing deposits	373,198	3.94%	320,797	3.25%	241,431	2.24%

FHLB borrowings	13,221	4.73%	—	0.00%	22,255	2.92%
Federal funds purchased	1,403	5.06%	9	0.00%	708	2.68%
Repurchase agreement	49,528	5.86%	9,205	5.93%	—	0.00%
Subordinated notes payable to subsidiary trusts	15,409	7.78%	18,306	7.88%	14,492	6.73%

Total deposits and other borrowings	$561,682	3.47%	$456,114	2.72%	$384,348	1.84%

Average rate excluding demand deposits		4.31%		3.57%		2.53%

The following table summarizes the composition of average deposits as a percentage of total average deposits for the periods indicated:

Percent of Total Average Deposit Composition

	For the Years Ended December 31,
	2007	2006	2005
	Percent of Total	Percent of Total	Percent of Total
Demand deposits, noninterest bearing	22.59%	25.15%	30.41%
Interest-bearing deposits:
Interest-bearing demand deposits	4.02%	6.18%	6.17%
Money market deposits	36.44%	37.03%	28.55%
Savings deposits	2.66%	4.95%	7.11%
Time deposits $100,000 or greater	18.71%	13.65%	16.87%
Other time deposits	15.58%	13.04%	10.89%

Total average deposits	100.00%	100.00%	100.00%

The following table sets forth the scheduled maturities of the Company’s time deposits in denominations of $100,000 or greater for the periods indicated:

	3 Months or Less	Over 3 Months Through 6 Months	Over 6 Months Through 12 Months	Over 12 Months	Total
	(Dollars in Thousands)
December 31, 2007	$34,550	$26,540	$16,310	$16,289	$93,689

December 31, 2006	$23,643	$23,418	$19,739	$8,093	$74,893

Other Borrowings

The Company utilizes other short-term borrowings to temporarily fund loan growth when customer deposit growth has not kept pace with increases in outstanding loan balances, or when additional liquidity is required to support higher customer cash utilization.

Short-term borrowings principally include overnight fed funds purchased and advances from the Federal Home Loan Bank of San Francisco (FHLB). The details of these borrowings for the periods indicated are presented below:

Short-term Borrowings

	2007	2006	2005
	(dollars in thousands)
Federal funds purchased:
Balance at December 31,	$2,560	$—	$—
Average amount outstanding	$1,403	$9	$708
Maximum amount outstanding at any month end	$8,150	$—	$7,000
Average interest rate for the year	5.06%	5.63%	2.68%
FHLB Borrowings:
Balance at December 31,	$64,500	$—	$—
Average amount outstanding	$13,221	$—	$22,255
Maximum amount outstanding at any month end	$64,500	$—	$40,000
Average interest rate for the year	4.73%	0.00%	2.92%

Contractual Obligations

As of December 31, 2007, the Company had contractual obligations for the following payments, by type and period due:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
	(Dollars in Thousands)
Subordinated notes payable to subsidiary trusts	$12,300	$—	$—	$—	$12,300
Operating lease obligations	3,511	1,065	1,441	716	289

Total	$15,811	$1,065	$1,441	$716	$12,589

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

Shareholders’ equity

Total Shareholders’ equity was $52.3 million at December 31, 2007, compared to $42.2 million and $33.4 million at December 31, 2006 and 2005, respectively.

2007 compared to 2006 analysis. The increase of $10.1 million, or 24% as of December 31, 2007 was primarily due to $7.9 million in year-to-date net income, $626,000 credited to capital in relation to compensation expense associated with the issuance of stock options, the proceeds of $781,000 from the exercise of stock options, including tax benefit, and the $1.2 million increase in the unrealized gain of marketable securities.

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

Regulatory Capital

As of December 31, 2007, the Company’s Total Risk-Based and Tier 1 Risk-Based Capital Ratios were 12.94% and 11.69%, compared to 12.92% and 10.83% at December 31, 2006. The Company’s Leverage Capital Ratio at December 31, 2007 was 8.74%, compared to 9.46% at December 31, 2006.

As of December 31, 2007, the Bank’s Total Risk-Based and Tier 1 Risk-Based Capital Ratios were 12.52% and 11.26%, compared to 12.47% and 11.22% at December 31, 2006. The Bank’s Leverage Capital Ratio at December 31, 2007 was 8.43%, compared to 9.82% at December 31, 2006.

As of the end of 2007, both the Company and the Bank were considered to be “well capitalized” by regulatory standards. We do not foresee any circumstances that would cause either the Company or the Bank to be less than “well capitalized”, although no assurance can be given that this will not occur.

Trust preferred securities

The Company had issued a total of $18 million in trust preferred securities, $6 million of which was redeemed in 2007 through its unconsolidated wholly owned subsidiaries, Centennial Capital Trust I, Centennial Capital Trust II, and Centennial Capital Trust III.

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

Trust preferred proceeds are generally considered to be Tier 1 or Tier 2 capital for regulatory purposes, but long-term debt in accordance with generally accepted accounting principles. At December 31, 2007, $12.0 million of the Company’s Tier 1 capital consisted of trust preferred securities; however, no assurance can be given that trust preferred securities will continue to be treated as Tier 1 capital in the future.

Detailed information concerning the capital amounts and ratios for both the Company and the Bank is contained in Note 17 to the financial statements appearing in Item 8 herein.

Liquidity and market risk management

Liquidity

Liquidity is defined as the Company’s ability to raise cash when it needs it at a reasonable cost and with a minimum of principal loss. The Company must be capable of meeting all obligations to our customers at any time and, therefore, active management of our liquidity position is critical.

Given the uncertain nature of our customers’ demands as well as the Company’s desire to take advantage of earnings enhancement opportunities, the Company must have available adequate sources of on and off balance sheet funds that can be acquired in time of need. Accordingly, in addition to the liquidity provided by normal cashflows, liquidity must be supplemented with additional sources. As of December 31, 2007 the Company had Federal Funds borrowing arrangements with five correspondent banks totaling $55.0 million, and a secured line of credit with the FHLB totaling approximately $84.6 million. Other funding alternatives may also be appropriate, including, wholesale and retail repurchase agreements and Brokered certificates of deposit to a limit of 30% of total consolidated assets.

As of December 31, 2007, brokered deposits totaled $22.3 million and were 3% of total consolidated assets.

The Company will periodically (at least quarterly) review a Tier 3 Basic Surplus/Deficit calculation. If the calculation produces a positive (“BASIC SURPLUS”), then all of the Company’s short-term and potentially volatile liabilities are covered by its liquid asset position. Conversely, a negative (“BASIC DEFICIT”) represents the extent to which non-liquid assets are being supported by vulnerable liabilities. Since there can be a significant cost associated with carrying excess liquidity, the Company will exercise care to avoid unnecessary expense/opportunity loss in this regard. The Board of Directors also authorizes the use of qualifying FHLB loan collateral and brokered CD’s in the Company’s liquidity/funds management practices to supplement basic surplus.

The Company’s policy is to maintain the liquidity ratio at above 10%. The Company’s liquidity ratio is a measure of liquid assets to total consolidated assets. On a consolidated basis, the liquidity ratio was 25.6% at December 31, 2007 and 24.8% at December 31, 2006.

Management’s position is that the standby funding sources available to the Company are adequate and reliable to meet the Company’s current and anticipated short-term liquidity needs.

The following table sets forth certain information with respect to the Company’s liquidity as of the periods indicated:

Liquidity/Basic Surplus

	December 31, 2007	December 31, 2006
	(Dollars in Thousands)
I. Liquid Assets
Federal funds sold	$—	$2,900
Available/unencumbered security collateral	11,052	17,450
Unpledged government and agency guaranteed loans	1,061	132
Interest-bearing deposits in financial institutions maturing within 30 days	100	—

Total liquid assets	12,213	20,482

II. Short Term / Potentially Volatile Liabilities & Coverages
Federal funds purchased	(2,560)	—
25% of regular time deposits maturing within 30 days	(1,208)	(730)
30% of time deposits $100,000 or greater maturing within 30 days	(3,636)	(1,885)
10% of other deposits	(32,820)	(30,725)

Basic Surplus (Deficit)	(28,011)	(12,858)

III. Qualifying FHLB Loan Collateral
Maximum borrowing capacity	84,586	34,255
Current FHLB advance balances	(64,500)	—

Basic Surplus (Deficit) with FHLB	(7,925)	21,397

IV. Brokered Deposit Access
Maximum Board authorized brokered CD capacity	206,850	165,338
Current brokered CD balances	(22,286)	(50,324)
Basic Surplus with FHLB and brokered CD’s	$176,639	$136,411

Percent of assets	25.6%	24.8%

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

In connection with the above-mentioned strategy, the Company studies the change in net interest income and net interest margin given immediate and parallel interest rate shocks over a 12-month horizon. The Company’s goal is to manage the effect of these changes within Board-established parameters of “less than a 10% change” for up/down 200 basis points. Shown below are possible changes to net interest income and the net interest margin based upon the model’s program under 200 basis point increases or decreases as of December 31, 2007:

Change (in Basis Points)	Net Interest Income (next twelve months)	Change in Net Interest Income	% Change in Net Interest Income	Net Interest Margin
(Dollars in Thousands)
+ 200	$32,741	$2,604	8.64%	5.13%
– 200	27,543	(2,593)	(8.61%)	4.32%

These results indicate the effect of immediate rate changes and do not consider the yield from reinvesting in short-term versus long-term instruments. The above profile illustrates that if there were an immediate and sustained downward adjustment of 200 basis points in interest rates, the net interest margin over the next twelve months would likely be 4.32%. Conversely, if there were an immediate increase of 200 basis points in interest rates, the Company’s net interest margin would likely be 5.13%. The net interest margin will improve if rates rise and decline if rates fall. Management and the Board of Directors consider the results indicated by the report to be acceptable.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information concerning quantitative and qualitative disclosures about market risk called for by item 305 of Regulation S-K is included as part of Item 7 above. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Market Risk Management.”

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company and Subsidiary at December 31, 2007 and 2006 and for each of the years in the three-year period ended December 31, 2007, are included herein:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

    1st Centennial Bancorp and Subsidiary

    Redlands, California

We have audited the accompanying consolidated statements of condition of 1st Centennial Bancorp and subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited 1st Centennial Bancorp and subsidiary’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). 1st Centennial Bancorp and subsidiary’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 1st Centennial Bancorp and subsidiary as of December 31, 2007 and 2006, and the results of its operations and cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, 1st Centennial Bancorp and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by COSO.

/s/    HUTCHINSON AND BLOODGOOD LLP

Glendale, California

March 6, 2008

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

December 31, 2007 and 2006

(Dollars In Thousands, Except Share Data)

	2007	2006
ASSETS
Cash and due from banks	$11,075	$18,385
Federal funds sold	—	2,900

Total cash and cash equivalents	11,075	21,285
Interest-bearing deposits in financial institutions	1,862	2,922
Investment securities available for sale	126,136	72,649
Stock investments, restricted, at cost	3,518	1,681
Loans, net of allowance for loan losses of $6,805 and $5,741	514,644	426,200
Accrued interest receivable	4,503	3,469
Premises and equipment, net	2,985	3,152
Goodwill	4,180	4,180
Cash surrender value of life insurance	14,562	11,639
Other assets	6,036	3,950

Total assets	$689,501	$551,127

LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$110,125	$111,154
Interest-bearing deposits	367,830	345,309

Total deposits	477,955	456,463
Accrued interest payable	826	432
Federal funds purchased	2,560	—
Borrowings from Federal Home Loan Bank	64,500	—
Repurchase agreements	75,113	30,000
Other liabilities	3,925	3,729
Subordinated notes payable to subsidiary trusts	12,300	18,306

Total liabilities	637,179	508,930

COMMITMENTS AND CONTINGENCIES (Notes 13 and 15)
SHAREHOLDERS’ EQUITY
Common stock, no par value; authorized 10,000,000 shares, issued and outstanding 4,866,145 and 3,212,215 shares at December 31, 2007 and 2006, respectively	29,001	27,998
Retained earnings	21,921	14,038
Accumulated other comprehensive income	1,400	161

Total shareholders’ equity	52,322	42,197

Total liabilities and shareholders’ equity	$689,501	$551,127

The accompanying notes are an integral part of these consolidated financial statements.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS

Years Ended December 31, 2007, 2006 and 2005

(Dollars In Thousands, Except Per Share Data)

	2007	2006	2005
Interest income:
Loans, including fees	$43,670	$38,065	$32,097
Deposits in financial institutions	116	125	134
Federal funds sold	334	1,010	350
Investments:
Taxable	4,050	1,148	450
Tax-exempt	1,009	395	165

Total interest income	49,179	40,743	33,196

Interest expense:
Interest bearing demand and savings deposits	6,930	5,768	2,472
Time deposits $100,000 or greater	4,305	2,458	1,852
Other time deposits	3,476	2,209	1,089
Interest on borrowed funds	4,796	1,989	1,643

Total interest expense	19,507	12,424	7,056

Net interest income	29,672	28,319	26,140
Provision for loan losses	2,350	1,320	2,140

Net interest income after provision for loan losses	27,322	26,999	24,000

Noninterest income:
Customer service fees	1,736	1,691	1,651
Gains from sale of loans	448	373	1,394
Conduit loan referral income	1,267	684	972
Other income	757	623	714

Total noninterest income	4,208	3,371	4,731

Noninterest expense:
Salaries and employee benefits	10,570	9,697	11,445
Net occupancy expense	2,298	2,216	2,051
Other operating expenses	6,072	6,194	6,892

Total noninterest expense	18,940	18,107	20,388

Income before provision for income taxes	12,590	12,263	8,343
Provision for income taxes	4,701	4,836	3,260

Net income	$7,889	$7,427	$5,083

Basic earnings per share[20]	$1.63	$1.55	$1.08

Diluted earnings per share[20]	$1.51	$1.41	$1.01

[20]	Adjusted for the 50% stock distribution declared for shareholders of record on May 1, 2007, and distributed May 15, 2007.

The accompanying notes are an integral part of these consolidated financial statements.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2007, 2006 and 2005

(Dollars In Thousands, Except Share Data)

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
BALANCE, DECEMBER 31, 2004	1,939,611	21,208	6,706	87	28,001
Comprehensive income:
Net income	—	—	5,083	—	5,083
Change in net unrealized gain on investment securities available for sale, after tax effects	—	—	—	(86)	(86)

Total comprehensive income					4,997

Stock dividend	135,815	5,161	(5,161)	—	—
Cash paid in lieu of fractional shares	—	—	(11)	—	(11)
Compensation expense on incentive stock options	—	8	—	—	8
Vesting on issuance of restricted stock awards	—	41	—	—	41
Exercise of stock options, including tax benefit	24,649	385	—	—	385

BALANCE, DECEMBER 31, 2005	2,100,075	26,803	6,617	1	33,421
Comprehensive income:
Net income	—	—	7,427	—	7,427
Change in net unrealized gain on investment securities available for sale, after tax effects	—	—	—	160	160

Total comprehensive income					7,587

Stock distribution	1,062,656	—	—	—	—
Cash paid in lieu of fractional shares	—	—	(6)	—	(6)
Compensation expense on incentive stock options	—	542	—	—	542
Retirement of unvested restricted stock awards	(578)	—	—	—	—
Vesting on issuance of restricted stock awards	—	36	—	—	36
Exercise of stock options, including tax benefit	50,062	617	—	—	617

BALANCE, DECEMBER 31, 2006	3,212,215	27,998	14,038	161	42,197
Comprehensive income:
Net income	—	—	7,889	—	7,889
Change in net unrealized gain on investment securities available for sale, after tax effects	—	—	—	1,239	1,239

Total comprehensive income					9,128

Stock distribution	1,614,406	—	—	—	—
Cash paid in lieu of fractional shares	—	—	(6)	—	(6)
Compensation expense on incentive stock options	—	626	—	—	626
Stock repurchase	(20,000)	(440)	—	—	(440)
Vesting on issuance of restricted stock awards	—	36	—	—	36
Exercise of stock options, including tax benefit	59,524	781	—	—	781

BALANCE, DECEMBER 31, 2007	4,866,145	$29,001	$21,921	$1,400	$52,322

The accompanying notes are an integral part of these consolidated financial statements.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2007, 2006 and 2005

(Dollars In Thousands)

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,889	$7,427	$5,083
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	641	675	662
Loss (gain) on disposal of equipment	(4)	(7)	16
Provision for loan losses	2,350	1,320	2,140
Loss (gain) from sale of investments	(40)	(3)	5
Amortization of deferred loan fees	(1,267)	(1,714)	(2,157)
Amortization of excess purchase value of deposits	—	9	14
Stock compensation expense	662	578	49
Deferred income tax provision (benefit)	(899)	(178)	(625)
Amortization of excess value of loans	—	—	38
Net amortization of premiums (discounts) on investments and interest-bearing deposits	(176)	62	204
Increase in cash surrender value of life insurance	(506)	(404)	(247)
Increase in assets:
Accrued interest receivable	(1,034)	(1,044)	(1,659)
Other assets	(1,258)	(318)	(135)
Increase (decrease) in liabilities:
Accrued interest payable	394	262	(145)
Other liabilities	196	709	1,086

Net cash provided by operating activities	6,948	7,374	4,329

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits in financial institutions	1,148	(514)	1,691
Activity in available-for-sale securities:
Purchase of securities	(60,035)	(67,266)	—
Proceeds from sales, maturities and principal repayments of securities	7,986	6,907	7,491
Purchases of Federal Home Loan Bank stock	(1,837)	(61)	(5)
Net increase in loans	(88,675)	(44,653)	(73,144)
Payments for other real estate owned	(852)	—	—
Additions to bank premises and equipment	(470)	(168)	(1,217)
Purchase of life insurance policies	(2,417)	(4,500)	—

Net cash used in investing activities	(145,152)	(110,255)	(65,184)

The accompanying notes are an integral part of these consolidated financial statements.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(Dollars In Thousands)

	2007	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in noninterest-bearing demand deposits	$(1,029)	$5,033	$13,501
Net increase in interest-bearing deposits	22,521	50,155	95,972
Proceeds from (repayments of) federal funds purchased	2,560	—	(475)
Proceeds from (repayments of) Federal Home Loan Bank borrowings	64,500	—	(21,000)
Proceeds from repurchase agreements	45,113	30,000	—
Proceeds from (redemption of) trust preferred securities	(6,006)	—	5,155
Stock repurchases	(440)	—	—
Cash dividends paid in lieu of fractional shares	(6)	(6)	(11)
Proceeds from exercise of stock options	781	617	385

Net cash provided by financing activities	127,994	85,799	93,527

Net increase (decrease) in cash and cash equivalents	(10,210)	(17,082)	32,672
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	21,285	38,367	5,695

CASH AND CASH EQUIVALENTS, END OF YEAR	$11,075	$21,285	$38,367

SUPPLEMENTARY INFORMATION:
Interest paid	$19,113	$12,153	$7,187

Income taxes paid	$5,020	$5,468	$3,677

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to other real estate owned, after charge-off of $446	$1,491	$—	$—

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

In consolidating, the Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under accounting principles generally accepted in the United States. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, variable interest entities (VIEs) are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in an entity is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The Company’s wholly owned subsidiaries, Centennial Capital Trust II and Centennial Capital Trust III, are VIEs for which the Company is not the primary beneficiary. Accordingly, the accounts of these entities are not included in the Company’s consolidated financial statements.

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

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES—(Continued)

Investment Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at cost. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains or losses excluded from earnings and reported in other comprehensive income, net of related tax. There were no “trading” or “held to maturity” debt securities at December 31, 2007 and 2006.

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

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES—(Continued)

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Fair value is based on commitments on hand from investors or prevailing market prices. Net unrealized losses, if any, are recognized through a valuation allowance by a charge to income. The Company actively generates Small Business Administration (SBA) loans as part of its primary operating activity of making loans. The guaranteed portion of each individual loan is sold on the secondary market simultaneously with the booking, and therefore the Company has no inventory “held for sale,” unlike some institutions that warehouse loans to sell as “pools.” The Company retains the unguaranteed portion of the SBA loans. The total gain on sale of loans was $448,000 or 0.84% of gross revenue for 2007, $373,000 or 0.85% of gross revenue for 2006, $1,394,000 million or 3.7% for 2005. The Company reported the gain on sale of loans as operating activities on the Consolidated Statement of Cash Flows.

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

Goodwill and Other Intangible Assets

Goodwill is carried as an asset on the Company’s consolidated statements of condition, and is evaluated at least once per year for impairment. If the carrying value of the goodwill is determined to be impaired, the Company will write-down the amount of goodwill to its estimated value. The amount of goodwill written-off will be expensed in the year impairment is determined. There were no changes to the carrying amount of goodwill during the years ended December 31, 2007 and 2006.

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

Costs relating to development and improvement of foreclosed real estate are capitalized to the extent they do not exceed net realizable value, whereas costs relating to holding property are expensed.

Valuations are periodically performed by management, and an allowance for losses is established through a charge to operations if the carrying value of a property exceeds its fair value, less estimated costs to sell.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES—(Continued)

Cash Surrender Value of Life Insurance

Cash surrender value of life insurance is carried at the amount of cash that may be realized by the Company upon discontinuance or surrender of the contract prior to its maturity. The amounts are net of any surrender charges or other charges, in accordance with EITF 06-5.

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

The Company adopted the provisions of SFAS No. 123R, effective January 1, 2006, using the modified prospective method and began recording compensation expense associated with stock-based awards in accordance with SFAS No. 123R. SFAS No. 123R requires all share-based payments to be recognized as compensation expense through the income statement based on their fair values at issue date. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow required under current guidelines. Pre-tax stock-based compensation expense was $625,000 and $542,000 for the years ended December 31, 2007 and 2006.

As a result of the adoption of SFAS No. 123R and based on the stock-based compensation awards outstanding as of December 31, 2007, the Company expects to recognize additional pre-tax compensation cost (in thousands) as follows:

2008	2009	2010	2011	2012	Total
$ 572	$511	$502	$273	$39	$1,897

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

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model for those options granted through December 31, 2005 and the Binomial method for those options granted after December 31, 2005. Under both methods, the following weighted average assumptions were used for option granted in 2007, 2006 and 2005, to arrive at the fair value for each grant:

	2007	2006	2005
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	22.11%	21.37%	21.69%
Risk-free interest rate	4.69%	4.60%	4.13%
Expected term	5-10 years	10 years	10 years

The expected volatility is based on historical volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

The following table illustrates the effect on the Company’s net income and earnings per share, had the Company applied the fair value recognition provision of SFAS No. 123R for the year ended December 31, 2005. Earnings per share amounts have been adjusted for all dividends, including the 50% stock distribution declared for shareholders of record on May 1, 2007, and distributed May 15, 2007:

Net income:
As reported	$5,083
Pro forma	4,791
Compensation cost, net of taxes	$292

Basic earnings per share:
As reported	$1.08
Pro forma	1.02
Diluted earnings per share:
As reported	$1.01
Pro forma	0.95

Employee Benefit Plan

The Company has a defined contribution plan consisting of an Employee Stock Ownership Plan with 401(K) Provisions (KSOP). Contributions expense is recognized based on cash contributions paid or committed to be paid to the KSOP. All shares held by the KSOP are deemed outstanding for purposes of earnings per share calculations. Dividends declared on all shares held by the KSOP are charged to the Company’s retained earnings.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES—(Continued)

Earnings Per Share21

Basic earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock grants and stock options and are determined using the treasury stock method. Weighted-average number of common shares outstanding for basic earnings per share amounted to 4,850,263, 4,780,001 and 4,693,214 for 2007, 2006 and 2005, respectively. Weighted-average number of common shares outstanding for dilutive earnings per share amounted to 5,239,917, 5,266,987 and 5,054,229 for 2007, 2006 and 2005, respectively.

Statement of Cash Flows

For the purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold.

Comprehensive Income

Generally accepted accounting principles (GAAP) requires that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the consolidated statements of condition, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income at December 31 are as follows:

	2007	2006	2005
Unrealized holding gain (loss) on available for sale securities	$2,105	$260	$(148)
Reclassification adjustment for (gains) losses realized in income	(40)	(3)	5

Net unrealized income (loss)	2,065	257	(143)
Tax effect	(826)	(97)	57

Unrealized gain (loss) net-of-tax	$1,239	$160	$(86)

Reclassifications

Certain amounts in the 2006 and 2005 consolidated financial statements have been reclassified to conform to the 2007 presentation, with no effect on consolidated net income or shareholders’ equity.

[21]	All share and per share information has been adjusted to reflect the 50% stock distribution declared to shareholders of record on May 1, 2007, and distributed May 15, 2007.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES—(Continued)

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (an interpretation of SFAS Statement No. 109). FIN 48 is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. FIN 48 was issued to clarify the accounting for uncertainty in income taxes recognized in the consolidated financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of FIN 48 did not have an impact on the Company’s consolidated financial statements and results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. Dl, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to SFAS No. 133 requirements. SFAS No. 155 also establishes a requirement to evaluate interests in securitized financial assets in order to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election may also be applied upon adoption of SFAS No. 155 for hybrid financial instruments that had been bifurcated under paragraph-12 of SFAS No. 133 prior to the adoption of SFAS No. 155. The adoption of SFAS No. 155 did not have an impact on the Company’s consolidated financial statements and results of operations.

In March of 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for servicing of financial assets. SFAS No. 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized servicing assets and liabilities, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods: (1) the amortization of servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss or (2) the reporting of servicing assets or liabilities at fair value at each reporting date and reporting changes in fair value in earnings in the period in which the changes occur. SFAS No. 156 also requires additional disclosures for all separately recognized servicing rights. Early adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued consolidated financial statements, including interim consolidated financial statements, for any period of that fiscal year. SFAS No. 156 is effective the earlier of the date an entity adopts the requirements of SFAS No. 156, or as of the beginning of its first fiscal year beginning after September 15, 2006. An entity should apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions after the effective date of SFAS No. 156. The adoption of SFAS No. 156 did not have an impact on the Company’s consolidated financial statements and results of operations.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES—(Continued)

Recent Accounting Pronouncements (continued)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but applies under other existing accounting pronouncements that require or permit fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and, therefore, should be determined based on the assumptions that market participants would use in pricing that asset or liability. SFAS No. 157 also establishes a fair value hierarchy that distinguishes between market participant assumptions developed based on market data obtained from independent sources and the Company’s own assumptions about market participant assumptions based on the best information available. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years with earlier adoption permitted. The Company does not expect adoption of SFAS No. 157 to have a significant impact on the Company’s consolidated financial statements and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 which is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has decided not to adopt SFAS No. 159.

In September 2006, the Emerging Issues Task Force (EITF) reached a final consensus on Issue No. 06-5 (EITF 06-5), Accounting for Purchase of Life Insurance—Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85-4. EITF 06-5 requires that the cash surrender value and any amounts provided by the contractual terms of an insurance policy that are realizable at the balance sheet date be considered in determining the amount that could be realized under Technical Bulletin No. 85-4. The provisions of EITF 06-5 require (1) consideration of the effect of contractual restrictions that limit amounts that could be realized, (2) exclusion from the amount that could be realized of amounts recoverable at the discretion of the insurance company, (3) amounts that are recoverable by the policyholder in periods beyond one year from the surrender of the policy be discounted, and (4) an assumption that policies will be surrendered on an individual life—by—individual life basis. The provisions of EITF 06-5 were effective for fiscal years beginning after December 15, 2006 and were to be applied as a change in accounting principle either through a cumulative-effect adjustment to retained earnings or other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption; or through retrospective application to all prior periods. The adoption of EITF 06-5 did not have an impact on the Company’s consolidated financial statements and results of operations.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Bank is required to maintain an average account balance with the Federal Reserve Bank. At December 31, 2007 and 2006, the Company met the requirements by maintaining amounts of $551,000 and $614,000, respectively.

Note 3. INVESTMENT SECURITIES, AVAILABLE FOR SALE

The following is a comparison of amortized cost and approximate fair value of investment securities at December 31, 2007 and 2006:

	2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US agency securities	$30,000	$816	$—	$30,816
Federal agency mortgage-backed Securities	69,352	1,852	(23)	71,181
Obligations of states and Local government securities	24,450	78	(389)	24,139

	$123,802	$2,746	$(412)	$126,136

	2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
US agency securities	$30,000	$210	$—	$30,210
Federal agency mortgage-backed Securities	19,597	190	(61)	19,726
Obligations of states and Local government securities	22,782	120	(189)	22,713

	$72,379	$520	$(250)	$72,649

The amortized cost and fair value of investment securities available for sale at December 31, 2007, by contractual maturity, are shown below. Expected maturities for mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or retire obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Within one year	$—	$—
Over 1 year to 5 years	31,247	32,086
Over 5 years to 10 years	3,595	3,632
Over 10 years	19,608	19,237

	54,450	54,955
Federal agency mortgage-backed securities	69,352	71,181

	$123,802	$126,136

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. INVESTMENT SECURITIES, AVAILABLE FOR SALE—(Continued)

As of December 31, 2007 and 2006, U.S. agency securities, federal agency mortgage-backed securities and obligations of states and local government securities with an amortized cost of $90,314,000 and $31,331,000 and fair values of $91,787,000 and $31,584,000 respectively, were pledged as collateral as required or permitted by law.

During the year ended December 31, 2007, the Company sold 13 securities with proceeds of $3,635,000 and a net realized gain of $40,000. During the year ended December 31, 2006, the Company sold 17 securities with proceeds of $3,302,000 and a net realized gain of $3,000.

Information pertaining to securities with gross unrealized losses at December 31, 2007, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or Longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Federal agency mortgage-backed securities	$(23)	$2,739	$—	$—
Obligations of states and local government securities	(251)	10,225	(138)	8,928

	$(274)	$12,964	$(138)	$8,928

At December 31, 2007, the aggregate depreciation of the investment securities with unrealized losses was 1.6% from the Company’s amortized cost basis. These unrealized losses relate to five long-term Federal agency mortgage-backed securities and fifteen obligations of states and local government securities. Loss positions are due to changes in market yields. The securities are well secured and, based on managements evaluation of available evidence, no unrealized losses are deemed to be other than temporary.

Note 4. STOCK INVESTMENTS, RESTRICTED

Restricted stock investments include the following at December 31, and are recorded at cost:

	2007	2006
Pacific Coast Bankers’ Bank stock	$487	$487
Federal Home Loan Bank stock	3,031	1,194

	$3,518	$1,681

The Bank is required to hold shares of stock in the Federal Home Loan Bank of San Francisco (FHLB) based on the greater of 1% of the membership asset value, which is calculated using Call Report data from the most recent year-end, or 4.7% of its advances from the FHLB as of the most recent quarter-end.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. LOANS

The composition of the Company’s loan portfolio at December 31 is as follows:

	2007	2006
Real estate loans
Construction and development	$240,550	$174,040
Residential	2,505	3,063
Commercial and multi-family	79,820	77,245
Commercial loans	181,426	165,765
Consumer loans	8,556	4,764
Equity lines of credit	7,111	6,762
Credit card and other loans	2,191	1,652

Total loans	522,159	433,291
Less unearned income	(710)	(1,350)
Less allowance for loan losses	(6,805)	(5,741)

Net loans	$514,644	$426,200

Changes in the allowance for loan losses are summarized as follows:

	2007	2006	2005
Balance as of January 1	$5,741	$5,376	$4,137
Provision charged to expense	2,350	1,320	2,140
Loans charged-off	(1,742)	(1,123)	(1,008)
Recoveries of loans previously charged-off	456	168	107

Balance as of December 31	$6,805	$5,741	$5,376

Loans serviced for others are not included in the accompanying statements of condition. The unpaid principal balances of loans serviced for others were $79,594,000 and $54,711,000 at December 31, 2007 and 2006, respectively.

The balance of capitalized loan servicing rights included in other assets was $285,000 and $409,000 at December 31, 2007 and 2006, respectively.

The following table is a summary of information pertaining to impaired loans as of December 31:

	2007	2006
Impaired loans without a valuation allowance	$1,223	$2,880
Impaired loans with a valuation allowance	10,730	978

Total impaired loans	$11,953	$3,858

Valuation allowance related to impaired loans	$793	$304

Total non-accrual loans	$10,730	$3,858

Total loans past-due ninety days or more and still accruing	$2,220	$—

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. LOANS—(Continued)

	December 31,
	2007	2006	2005
Average investment in impaired loans	$6,429	$1,707	$416

For the years ended December 31, 2007, 2006 and 2005, there was no interest income recognized on impaired loans on either an accrual basis or cash basis for the time that the loans were impaired. No additional funds were committed to be advanced in connection with impaired loans.

Note 6. PREMISES AND EQUIPMENT

Premises and equipment at December 31 consist of the following:

	2007	2006
Land	$132	$132
Building	1,199	1,133
Equipment, leasehold improvements, furniture and fixtures	6,452	6,209
Assets pending	79	45

Total	7,862	7,519
Less accumulated depreciation and amortization	(4,877)	(4,367)

	$2,985	$3,152

Total depreciation expense amounted to $641,000, $675,000 and $662,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company leases space for branch and loan premises. Pursuant to the terms of the noncancelable operating lease agreements in effect at December 31, 2007, future minimum rent commitments under these leases are as follows:

	Operating Lease Expense	Sublease Income	Net Lease Expense
2008	$1,065	$24	$1,041
2009	848	20	828
2010	593	—	593
2011	376	—	376
2012	340	—	340
After 2012	289	—	289

	$3,511	$44	$3,467

Gross rent expense for the years ended December 31, 2007, 2006 and 2005 amounted to $922,000, $887,000 and $855,000, respectively. Total sublease income for the years ended December 31, 2007, 2006 and 2005 amounted to $35,000, $83,000 and $61,000, respectively.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. DEPOSITS

Deposit account balances at December 31, 2007 and 2006 are summarized as follows:

	2007	2006
Demand deposits, noninterest bearing	$110,125	$111,154
Interest-bearing deposits:
Interest-bearing demand deposits	15,667	24,615
Money market deposits	190,311	153,406
Savings deposits	12,096	18,071
Time deposits $100,000 or greater	93,689	74,893
Other time deposits	56,067	74,324

	$477,955	$456,463

A summary of total time deposits by maturity at December 31 is as follows:

	2007	2006
Within 1 year	$126,684	$130,234
After 1 year through 3 years	20,353	17,117
After 3 years through 5 years	2,647	1,866
After 5 years	72	—

	$149,756	$149,217

Note 8. REPURCHASE AGREEMENTS

In September 2006, the Company entered into a repurchase agreement totaling $30.0 million, which was collateralized with the acquisition of a $30.0 million US agency security. Interest is at 3-month LIBOR (5.14% at December 31, 2007) plus .53% with an additional downward adjustment if LIBOR falls below 5.4%. The interest rate was 5.41% at December 31, 2007 with an average interest rate of 5.91% during the year. As of December 31, 2007, the $30.0 million repurchase agreement matures within two years. These borrowings are currently secured by a US agency security and a federal agency mortgage-backed security classified as available for sale with a market value of $33.1 million. The repurchase agreement is carried at cost and as structured, does not require derivative accounting.

In July 2007, the Company entered into a repurchase agreement totaling $45.1 million, which was collateralized with the acquisition of a three federal agency mortgage backed securities totaling $47.6 million. Interest is at 3-month LIBOR (5.01% at December 31, 2007) plus .4875% with an additional downward adjustment if LIBOR falls below 5.36%. The interest rate was 5.15% at December 31, 2007 with an average interest rate of 5.55% during the year. As of December 31, 2007, the $45.1 million repurchase agreement matures within four years. These borrowings are currently secured by four federal agency mortgage-backed securities classified as available for sale with a market value of $49.7 million. The repurchase agreement is carried at cost and as structured, does not require derivative accounting.

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

On July 7, 2007, the Trust redeemed 100% of its trust preferred securities that were issued on July 11, 2002 with a maturity date of October 7, 2032, as allowed by the early redemption provisions of the transaction documents concerning those securities. Simultaneously, the Company retired the $6,186,000 principal amount of junior subordinated debentures issued to the Trust that became due and payable upon redemption of the trust preferred securities. The Trust, which was dissolved on July 12, 2007, returned the $186,000 in capital to the Company in exchange for the cancellation of the common securities in that amount originally issued by the Trust to the Company at the close of the transaction in 2002.

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

The Subordinated Debt Securities bear a variable interest rate equal to 3-month LIBOR plus 2.85%. (5.24% + 2.85% = 8.09% at December 31, 2007). The Company used the proceeds of approximately $7 million as a capital infusion for its subsidiary 1st Centennial Bank in August 2004. Total broker and legal costs associated with the issuance amounted to $87,500 and are being amortized over a 5-year period.

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

The Subordinated Debt Securities bear interest at 6.032% for the first five years through December 15, 2010 and at a variable interest rate equal to 3-month LIBOR plus 1.45% thereafter. The Company used the proceeds of approximately $5 million as a capital infusion for its subsidiary, 1st Centennial Bank, in September 2005. There was no cost to the Trust associated with the issuance.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. SUBORDINATED NOTES PAYABLE TO SUBSIDIARY TRUSTS—(Continued)

Centennial Capital Trust III (continued)

As of December 31, 2007 and 2006, accrued interest payable to Centennial Capital Trust II and III totaled $148,000 and $289,000, respectively and are included in other liabilities in the accompanying consolidated statement of condition.

Note 10. RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has granted loans to certain directors, principal officers, their immediate families, and affiliated companies in which they are principal shareholders. All loans were made under terms that are consistent with the Company’s normal lending policies. Aggregate related party loan transactions were as follows:

	2007	2006
Balance as of January 1	$2,456	$2,430
Net borrowings (payments)	(524)	26

Balance as of December 31	$1,932	$2,456

Deposits from related parties held by the Company at December 31, 2007 and 2006 totaled $4,254,000 and $3,965,000, respectively.

Note 11. STOCK OPTIONS22

The Company has an omnibus stock incentive plan which includes, among other awards, both incentive and nonqualified stock options, and authorizes the issuance of stock options to salaried employees and non-employee directors. Incentive stock options are available only to employees of the Company, while nonqualified stock options are available to directors of the Company.

Option prices are determined by the Company’s directors and must be equal to or greater than the prevailing market price of the Company’s common stock at the time the option is granted. Options are vested at a rate of 20% a year for five years and expire ten years from the date the options are granted. The maximum number of shares reserved for issuance upon exercise of options under the Plan is 1,000,077 shares of the Company’s capital stock. The number of stock options remaining available for future issuance is 51,073. Options issued have an exercise price ranging from $2.63 to $28.67 per share. Upon exercise of stock options, it is the Company’s policy to issue new shares of stock rather than repurchase existing shares.

[22]	All share and per share information has been adjusted to reflect the 50% stock distribution declared to shareholders of record on May 1, 2007, and distributed May 15, 2007.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. STOCK OPTIONS—(Continued)

The following is a summary of the Company’s stock option activity for 2007 and 2006:

	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options granted and outstanding at beginning of year	903,335	$10.44	844,612	$8.65
Options granted	119,239	25.14	200,063	16.27
Options exercised	(67,967)	6.46	(94,703)	6.52
Options forfeited	(5,603)	15.62	(46,637)	10.88

Options granted and outstanding at end of year	949,004	$12.54	903,335	$10.44

Options exercisable at year-end	589,843	$9.01	514,337	$7.84
Weighted average fair value of options granted during year		$10.84		$10.41

Information pertaining to options outstanding at December 31, 2007 is as follows:

	2007
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.63 to $13.00	460,151	4.35 years	$6.72	420,427	$6.41
$13.01 to $28.67	488,853	8.02 years	$18.02	169,416	$15.44

Options outstanding at end of year	949,004	6.24 years	$12.54	589,843	$9.01

The intrinsic value of options exercised during the year ended December 31, 2007 was $1.3 million. The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2007 was $6.8 million. The aggregate intrinsic value represents the total pretax intrinsic value based on stock options with an exercise less than the Company’s closing stock price of $20.50 as of December 31, 2007, which would have been received by the option holders had those option holders exercised those options as of that date.

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested options, December 31, 2006	389,000	$8.70
Options granted	119,239	$10.84
Options vested	(143,475)	$5.65
Options canceled	(5,603)	$8.91

Non-vested options, December 31, 2007	359,161	$9.90

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. INCOME TAXES

The components of the provision for income taxes at December 31 are as follows:

	2007	2006	2005
Current tax provision:
Federal	$4,032	$3,698	$2,889
State	1,568	1,316	996

	5,600	5,014	3,885

Deferred tax benefit:
Federal	(701)	(143)	(527)
State	(198)	(35)	(98)

	(899)	(178)	(625)

	$4,701	$4,836	$3,260

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	2007	2006	2005
Statutory tax rates	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	7.2	7.2	7.2
Municipal bond income	(2.8)	(1.2)	(0.7)
Cash surrender value of life insurance	(1.7)	(1.5)	(1.3)
Stock compensation expense	0.6	1.8	—
Other, net	0.1	(0.9)	(0.1)

Effective tax rates	37.4%	39.4%	39.1%

The tax effects of the temporary differences in income and expense items that give rise to deferred taxes at December 31 are as follows:

	2007	2006
Deferred tax assets:
Allowance for loan losses	$2,776	$1,974
Employee benefit plans	600	327
State income taxes	331	447
Depreciation and amortization	76	22
Stock-based compensation	146	66

	3,929	2,836

Deferred tax liabilities:
Net unrealized gain on investment securities available-for-sale	(934)	(111)
Deferred loan costs	(134)	(119)
Goodwill	(602)	(465)
FHLB stock dividends	(110)	(72)
Restricted stock awards	(42)	(38)

	(1,822)	(805)

Net deferred tax asset	$2,107	$2,031

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

As of December 31, 2007 and 2006, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2007	2006
Standby letters of credit	$10,190	$3,231
Unadvanced funds on construction and development loans	115,664	143,676
Unadvanced funds on commercial loans	62,990	63,235
Unadvanced funds on consumer loans	7,772	5,304
Unadvanced funds on equity lines of credit	10,272	10,986
Unadvanced funds on credit card and other loans	3,537	3,060

	$210,425	$229,492

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

Standby letters of credit are conditional lending commitments issued by the Company to guarantee the financial performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. When deemed necessary, the Company holds appropriate collateral supporting those commitments. Management does not anticipate any material losses as a result of these transactions. The Company considers standby letters of credit to be guarantees under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The amount of the liability related to guarantees on December 31, 2007 was immaterial.

Legal Proceedings

The Company is party from time to time to claims and legal proceedings arising in the ordinary course of business. It is the Opinion of management that the disposition or ultimate determination of such claims and legal proceedings will not have a material adverse effect on the consolidated financial condition and results of operations of the Company.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. COMMITMENTS AND CONTINGENCIES—(Continued)

Employment Agreements and Special Termination Agreements

The Company has entered into employment agreements with two of its key officers. The agreements provide for a specified minimum annual compensation and the continuation of benefits currently received. However, employment under the agreements may be terminated for cause, as defined, without incurring any continuing obligations. The agreements also acknowledge the establishment of a salary continuation plan to provide benefits to certain executive officers at the age of retirement (See Note 16).

Both of the employment agreements contain special termination clauses which provide for certain lump-sum severance payments within a specified period following a “change in control,” as defined in the agreements.

Note 14. EMPLOYEE BENEFIT PLANS

Employee Stock Ownership Plan with 401(k) Provisions (KSOP)

The Company has established an employee stock ownership plan with 401(k) provisions (KSOP) covering substantially all employees of the Company. Employees who have completed six months of service and have attained age 21 are eligible to participate in the KSOP. Employees become fully vested after five years of service. Contributions to the KSOP, whether in cash or securities, are made at the discretion of the Company’s Board of Directors in an amount not to exceed the maximum allowable as an income tax deduction. No contributions were made to the employee stock ownership plan portion of the KSOP during the years ended December 31, 2007, 2006 and 2005.

The Company’s 401(k) savings and retirement provision to the KSOP includes substantially all employees. The employees attain vesting in the Company’s contribution over six years. Employees may contribute up to 75% of their compensation, subject to certain limits based on federal tax laws. Under the terms of the KSOP, the Company may make matching contributions at the discretion of the Board of Directors. Matching contributions to the 401(k) portion of the KSOP by the Company amounted to $73,000, $166,000 and $227,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 15. CONCENTRATION OF CREDIT RISK

The Company services customers in Redlands, Brea, Escondido, Palm Desert, Irwindale and Temecula and has no concentration of deposits with any one particular customer or industry.

At December 31, 2007 and 2006, the Company had approximately $8,246,000 and $17,164,000, respectively, of noninterest-bearing deposits with its correspondent banks, substantially all of which are not insured by the Federal Deposit Insurance Corporation (FDIC). At December 31, 2007 and 2006, approximately 62% and 59%, respectively, of the Company’s loan portfolio consisted of construction and development loans (46% and 40%, respectively), residential loans, commercial and multi-family loans.

Note 16. DEFERRED COMPENSATION AGREEMENTS

Salary Continuation Agreements

The Company has entered into salary continuation agreements, which provide for payments to certain officers at the age of retirement. Included in other liabilities at December 31, 2007 and 2006, respectively, is $1,218,000 and $796,000 of deferred compensation related to these agreements. The plans are funded through life insurance policies that generate a cash surrender value to fund the future benefits.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. DEFERRED COMPENSATION AGREEMENTS—(Continued)

Director Deferred Compensation Agreements

During 2007, the Company entered into director deferred compensation agreements, which provide for payments to each of its non-employee directors at the earlier of age 73 or 5 years from July 20, 2007. Included in other liabilities at December 31, 2007 is $120,000 of deferred compensation related to these agreements. The plans are funded through life insurance policies that generate a cash surrender value to fund the future benefits.

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

Quantitative measures established by the regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2007 and 2006, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2007, the Bank and Company were categorized as well capitalized and met all subject capital adequacy requirements, based on the most recent notification from the FDIC. To be categorized as well capitalized, a bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Company’s or the Bank’s category.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. SHAREHOLDERS’ EQUITY—(Continued)

Minimum Regulatory Requirements (continued)

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2007 and 2006 are as follows:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007:
Total capital to risk-weighted assets:
Consolidated	$65,006	12.94%	$40,178	8.00%	$50,223	10.00%
1st Centennial Bank	62,859	12.52%	40,172	8.00%	50,215	10.00%
Tier 1 capital to risk-weighted assets:
Consolidated	58,713	11.69%	20,089	4.00%	30,134	6.00%
1st Centennial Bank	56,566	11.26%	20,086	4.00%	30,129	6.00%
Tier 1 capital to average assets:
Consolidated	58,713	8.74%	26,870	4.00%	33,587	5.00%
1st Centennial Bank	56,566	8.43%	26,852	4.00%	33,565	5.00%
As of December 31, 2006:
Total capital to risk-weighted assets:
Consolidated	61,806	12.92%	$32,284	8.00%	$47,855	10.00%
1st Centennial Bank	59,691	12.47%	32,284	8.00%	47,855	10.00%
Tier 1 capital to risk-weighted assets:
Consolidated	51,827	10.83%	19,142	4.00%	28,713	6.00%
1st Centennial Bank	53,701	11.22%	19,142	4.00%	28,713	6.00%
Tier 1 capital to average assets:
Consolidated	51,827	9.46%	21,905	4.00%	27,381	5.00%
1st Centennial Bank	53,701	9.82%	21,885	4.00%	27,356	5.00%

Note 18. RESTRICTIONS ON DIVIDENDS, LOANS AND ADVANCES

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends that may be paid at any date is generally limited to the retained earnings of the Bank; in addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. As of December 31, 2007, the Company does not have any outstanding loans or advances with the Bank. The Company’s policy in reference to loans or advances between the Company and the Bank states that any loans will be made in accordance with applicable federal and state regulations regarding affiliate transactions and generally accepted accounting principles.

Note 19. DIVIDENDS PAID

The Company did not pay a cash dividend in 2007, 2006 or 2005. During 2007 and 2006, the Company made a 50% stock distribution, which resulted in the issuance of 1,614,406 and 1,062,656 shares, respectively. During 2005, the Board of Directors approved a 7% stock dividend, which resulted in the issuance of 135,815 shares.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20. OTHER OPERATING EXPENSES

The following sets forth the breakdown of other operating expenses for the years ended December 31:

	2007	2006	2005
Marketing and advertising	$966	$1,234	$1,512
Data processing fees	1,087	837	1,056
Professional fees	819	1,081	1,114
Postage, telephone, supplies	539	557	594
Directors’ fees	215	220	239
Other operating expense	2,446	2,265	2,377

	$6,072	$6,194	$6,892

Note 21. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Following is the parent company only financial information for 1st Centennial Bancorp:

STATEMENTS OF CONDITION

December 31, 2007 and 2006

(Dollars In Thousands)

	2007	2006
ASSETS
Cash	$1,014	$1,432
Investment in subsidiaries	62,496	58,527
Other assets	1,300	1,061

Total assets	$64,810	$61,020

LIABILITIES AND SHAREHOLDERS’ EQUITY
Subordinated notes payable to subsidiary trusts	$12,300	$18,306
Other liabilities	188	517

	12,488	18,823

Shareholders’ equity
Common stock	29,001	27,998
Retained earnings	21,921	14,038
Accumulated other comprehensive income	1,400	161

Total shareholders’ equity	52,322	42,197

Total liabilities and shareholders’ equity	$64,810	$61,020

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY—(Continued)

STATEMENTS OF EARNINGS

Years Ended December 31, 2007, 2006 and 2005

(Dollars In Thousands)

	2007	2006	2005
Income:
Interest income on capital securities of subsidiary trusts	$40	$42	$27

Expense:
Interest expense	1,199	1,443	975
Other expense	1,171	1,183	707

Total expense	2,370	2,626	1,682

Loss before equity in undistributed net income of subsidiary	(2,330)	(2,584)	(1,655)

Equity in undistributed net income of subsidiary	9,328	8,957	5,996

Tax benefit	891	1,054	742

Net income	$7,889	$7,427	$5,083

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2007, 2006 and 2005

(Dollars In Thousands)

	2007	2006	2005
OPERATING ACTIVITIES
Net income	$7,889	$7,427	$5,083
Adjustment to reconcile net income to net cash used in operating activities:
Equity in undistributed income of subsidiaries	(9,328)	(8,957)	(5,996)
Amortization	6	2	1
Fair value of options and restricted stockawards, in noninterest expense	662	578	49
Increase in other assets	(245)	(298)	(171)
Increase (decrease) in other liabilities	(329)	61	237

Net cash used in operating activities	(1,345)	(1,187)	(797)

INVESTING ACTIVITIES
Payments from (advances to) subsidiaries	$6,500	$1,000	$(5,000)
Payments from (advances to) subsidiary trusts	98	—	(155)

Net cash provided by (used in) investing activities	6,598	1,000	(5,155)

FINANCING ACTIVITIES
Net proceeds from (payments to) subordinated notes payable to subsidiary trusts	(6,006)	—	5,155
Stock repurchases	(440)	—	—
Cash dividends paid in lieu of fractional shares	(6)	(6)	(11)
Proceeds from exercise of stock options	781	617	385

Net cash provided by (used in) financing activities	(5,671)	611	5,529

Net increase (decrease) in cash and cash equivalents	(418)	424	(423)
Cash and cash equivalents, beginning of year	1,432	1,008	1,431

Cash and cash equivalents, end of year	$1,014	$1,432	$1,008

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22. FEDERAL HOME LOAN BANK LINE OF CREDIT

The Company is a member of the Federal Home Loan Bank of San Francisco (FHLB). The Company has an available line of credit with the FHLB which provides for advances of up to $84,586,000. FHLB advances at December 31, 2007 totaled $64,500,000 and were at various interest rates ranging from 4.01% to 4.78%. The FHLB advances are collateralized by real estate and commercial loans made by the Company.

Note 23. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and Cash Equivalents—The carrying amounts of cash and short-term instruments approximate fair value.

Interest-Bearing Deposits in Financial Institutions—The carrying amounts of interest-bearing deposits in financial institutions approximate the estimated fair value of such assets.

Investment Securities—Fair values for securities are based on quoted market prices.

Stock investments, restricted, at cost—The carrying value of restricted stock approximate fair value.

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

Borrowings from federal home loan bank—The carrying amounts of borrowings from Federal Home Loan Bank are estimated using discounted cash flow analysis and interest rates currently being offered for borrowings from federal home loan bank with similar terms.

Repurchase agreements—The carrying amounts of repurchase agreements are estimated using discounted cash flow analyses and interest rates currently being offered for repurchase agreements with similar terms.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23. FAIR VALUE OF FINANCIAL INSTRUMENTS—(Continued)

Subordinated Notes Payable to Subsidiary Trusts—The carrying amounts for subordinated notes payable to subsidiary trusts approximate the estimated fair value of such liabilities.

Off-Balance-Sheet Instruments—The carrying amount of commitments to extend credit approximate fair value.

The estimated fair value and related carrying or notional amounts of the Company’s financial instruments are as follows:

	December 31,
	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$11,075	$11,075	$21,285	$21,285
Interest bearing deposits In financial institutions	1,862	1,862	2,922	3,224
Investment securities, available for sale	126,136	126,136	72,649	72,649
Stock investments, restricted, at cost	3,518	3,518	1,681	1,681
Loans, net	514,644	524,642	426,200	424,454
Accrued interest receivable	4,503	4,503	3,469	3,469
Cash surrender value of life insurance	14,562	14,562	11,639	11,639
Financial liabilities:
Deposits	477,955	460,666	456,463	452,701
Accrued interest payable	826	826	432	432
Federal funds sold	2,560	2,560	—	—
Borrowings from Federal Home Loan Bank	64,500	64,518	—	—
Repurchase agreements	75,113	74,944	30,000	30,000
Subordinated notes payable to subsidiary trusts	12,300	12,300	18,306	18,306
Off-balance sheet credit related to financial instruments:
Commitments to extend credit	$210,425	$210,425	$229,492	$229,492

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2007 and 2006. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since those dates, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 24. QUARTERLY DATA (UNAUDITED)

	Years Ended December 31,
	2007				2006
	(Dollars In Thousands, Except Per Share Data)
	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3[r]d Qtr.	2nd Qtr.	1st Qtr.

Interest income	$13,106	$12,749	$11,867	$11,457	$11,614	$10,338	$9,799	$8,992
Interest expense	5,510	5,273	4,552	4,172	3,969	3 308	2,764	2,383

Net interest income	7,596	7,476	7,315	7,285	7,645	7 030	7,035	6,609
Provision for loan losses	1,650	300	300	100	500	200	155	465

Net interest income after provision for loan losses	5,946	7,176	7,015	7,185	7,145	6,830	6,880	6,144
Noninterest income	1,183	864	1,255	906	715	697	791	1,168
Noninterest expense	4,555	4,637	4,810	4,938	4,564	4,357	4,705	4,481

Income before provision for income taxes	2,574	3,403	3,460	3,153	3,296	3,170	2,966	2,831
Provision for income taxes	932	1,277	1,314	1,178	1,281	1,321	1,119	1,115

Net income	$1,642	$2,126	$2,146	$1,975	$2,015	$1,849	$1,847	$1,716

Earnings per share (basic)[23]	$0.34	$0.44	$0.44	$0.41	$0.42	$0.39	$0.39	$0.35

Earnings per share (diluted)[23]	$0.31	$0.41	$0.41	$0.38	$0.38	$0.35	$0.35	$0.33

[23]	Adjusted for the 50% stock distribution declared for shareholders of record on May 1, 2007, and distributed May 15, 2007.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Management believes that the Company maintained effective internal control over financial reporting as of December 31, 2007.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by Hutchinson and Bloodgood LLP, an independent registered public accounting firm, as stated in their report appearing in Item 8.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting or in other factors in the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

The attestation report of the independent registered public accounting firm, Hutchinson and Bloodgood LLP, on the Company’s internal control over financial reporting is included in Item 8 under the heading “Report of Independent Registered Public Accounting Firm,” and is incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be furnished pursuant to this item with respect to Directors and Executive Officers of the Company will be set forth under the caption “Election of Directors” in the Company’s proxy statement for the 2008 Annual Meeting of Shareholders (the “Proxy Statement”), which the Company will file with the SEC within 120 days after the close of the Company’s 2007 fiscal year in accordance with SEC Regulation 14A under the Securities Exchange Act of 1934. Such information is hereby incorporated by reference.

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

The information required to be furnished pursuant to this item will be set forth under the captions “Executive Officer and Director Compensation” and “Compensation Discussion and Analysis” in the Proxy Statement, and is incorporated herein by reference.

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

Other Information Concerning Security Ownership of Certain Beneficial Owners and Management

The remainder of the information required by Item 12 will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Election of Directors” in the Proxy Statement, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be furnished pursuant to this item will be set forth under the captions “Related Party Transactions” and “Corporate Governance Director Independence” in the Proxy Statement, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be furnished pursuant to this item will be set forth under the caption “Relationship with Independent Registered Public Accounting Firm—Fees” in the Proxy Statement, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

Exhibit No.	Description of Exhibits

3.1	Articles of Incorporation of the Company[24]

3.2	Amendment to Articles of Incorporation of the Company[25]

3.3	Amendment to Articles of Incorporation of the Company[26]

3.4	Restated By-Laws of the Company[27]

10.1	Form of Indemnification Agreement[28]

10.2	Amended and Restated Stock Incentive Plan[29]

10.3	1st Centennial Bank Employee Stock Ownership Plan (with 401(k) provisions) dated August 1, 2004[29]

10.4	Employment Agreement of Beth Sanders dated December 1, 2004[29]

10.5	Employment Agreement of Suzanne Dondanville dated December 1, 2004[29]

10.6	Salary Continuation Agreement of Anne Elizabeth Sanders dated December 1, 2001[30]

10.7	Salary Continuation Agreement of Suzanne Dondanville dated December 17, 2002[31]

10.8	Salary Continuation Agreement of Clifford Schoonover dated December 17, 2002[31]

10.9	Amendment to Salary Continuation Agreement of Anne Elizabeth Sanders dated December 1, 2000[32]

10.10	Amendment to Salary Continuation Agreement of Suzanne Dondanville dated December 17, 2002[32]

10.11	Amendment to Salary Continuation Agreement of Clifford Schoonover dated December 17, 2002[32]

10.12	Salary Continuation Agreement of Thomas E. Vessey dated April 7, 2006[33]

10.13	Salary Continuation Agreement of John P. Lang dated April 7, 2006[33]

10.14	Form of Agreement between 1st Centennial Bank and Officers with respect to Death Benefit. [34]

10.15	Indenture for Trust Preferred Securities dated September 28, 2005[35]

10.16	Amended and Restated Declaration of Trust for Trust Preferred Securities dated September 28, 2005[35]

10.17	Guarantee Agreement for Trust Preferred Securities dated September 28, 2005[35]

10.18	Indenture for Trust Preferred Securities dated January 15, 2004[36]

10.19	Amended and Restated Declaration of Trust for Trust Preferred Securities dated January 15, 2004[36]

10.20	Guarantee Agreement for Trust Preferred Securities dated January 15, 2004[36]

10.24	Director Deferred Compensation Plan/Agreement entered into with each non-employee Director effective July 20, 2007[37]

Exhibit No.	Description of Exhibits
21	Subsidiaries of Registrant

23.1	Consent of Hutchinson and Bloodgood LLP

31.1	Certification of Chief Executive Officer (Section 302 Certification)

31.2	Certification of Chief Financial Officer (Section 302 Certification)

32	Certification of Periodic Financial Report (Section 906 Certification)

[24]	Incorporated by reference to exhibit of the same number on Form S-4 dated October 20, 1999.
[25]	Incorporated by reference to exhibit of the same number on Form 10-QSB for the quarter ended June 30, 2002.
[26]	Incorporated by reference to exhibit of the same number on Form SB-2 dated March 13, 2003.
[27]	Incorporated by reference to exhibit of the same number on Form 8-K dated January 19, 2007.
[28]	Incorporated by reference to exhibit 10.2 on Form SB-2 dated March 21, 2001.
[29]	Incorporated by reference to exhibit 10.10, 10.9, 10.31 and 10.32, respectively, on Form 10-KSB for the year ended December 31, 2004.
[30]	Incorporated by reference to exhibit 10.30 on Form 10-QSB for the quarter ended September 30, 2004.
[31]	Incorporated by reference to exhibit 10.17 and 10.18, respectively, on Form SB-2 dated March 13, 2003.
[32]	Incorporated by reference to exhibit 10.25, 10.24 and 10.26, respectively, on Form 10-KSB for the year ended December 31, 2003.
[33]	Incorporated by reference to exhibit 99.1 on Form 8-K dated April 11, 2006.
[34]	Incorporated by reference to exhibit 99.1 on Form 8-K dated November 3, 2006.
[35]	Incorporated by reference to exhibit 10.35, 10.36 and 10.37, respectively, on Form 10-Q for the quarter ended September 30, 2005.
[36]	Incorporated by reference to exhibit 10.25, 10.26 and 10.27, respectively, on Form 10-QSB for the quarter ended March 31, 2004.
[37]	Incorporated by reference to exhibit 99.1 on Form 8-K dated July 20, 2007.

(b) Financial Statement Schedules

Schedules to the financial statements are omitted because the required information is not applicable or because the required information is presented in the Company’s Consolidated Financial Statements or related notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of March 2008.

/s/ THOMAS E. VESSEY
Thomas E. Vessey
President and Chief Executive Officer

/s/ BETH SANDERS
Beth Sanders
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:	Title:	Date:

/s/ JAMES R. APPLETON James R. Appleton	Director	March 06, 2008

/s/ BRUCE J. BARTELLS Bruce J. Bartells	Director	March 06, 2008

/s/ CAROLE H. BESWICK Carole H. Beswick	Director	March 06, 2008

/s/ LARRY JACINTO Larry Jacinto	Director	March 06, 2008

/s/ RONALD J. JEFFREY Ronald J. Jeffrey	Director	March 06, 2008

/s/ WILLIAM A. MCCALMON William A. McCalmon	Director	March 06, 2008

/s/ PATRICK J. MEYER Patrick J. Meyer	Chairman of the Board	March 06, 2008

/s/ STANLEY C. WEISSER Stanley C. Weisser	Director	March 06, 2008

/s/ DOUGLAS F. WELEBIR Douglas F. Welebir	Director	March 06, 2008

/S/ THOMAS E. VESSEY Thomas E. Vessey	Director, President and Chief Executive Officer	March 06, 2008