Form 10-Q
period 2008-03-31
1ST CENTENNIAL BANCORP
filed 2008-05-09
CIK 1097081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to section 13 or 15(d) of the Securities

Exchange Act of 1934

For the quarterly period ended March 31, 2008

Commission file number: 000-29105

1st CENTENNIAL BANCORP

(Exact Name of Registrant as specified in its charter)

California	91-1995265
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

218 East State Street, Redlands, California 92373
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

Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer  ☐    Accelerated filer  ☑     Non-accelerated filer  ☐     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

The number of shares of Common Stock of the registrant outstanding as of May 7, 2008 was 4,884,081.

PART I – FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

March 31, 2008 and December 31, 2007

Dollars in thousands, except share data	2008	2007
	(Unaudited)
ASSETS
Cash and due from banks	$14,326	$11,075
Federal funds sold	11,580	—

Total cash and cash equivalents	25,906	11,075
Interest-bearing deposits in financial institutions	1,780	1,862
Investment securities, available for sale	127,531	126,136
Stock investments restricted, at cost	4,252	3,518
Loans, net of allowance for loan losses of $6,317 and $6,805	518,351	514,644
Accrued interest receivable	3,441	4,503
Premises and equipment, net	2,899	2,985
Goodwill	4,180	4,180
Cash surrender value of life insurance	14,716	14,562
Other assets	12,817	6,036

Total assets	$715,873	$689,501

LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$103,649	$110,125
Interest-bearing deposits	390,095	367,830

Total deposits	493,744	477,955
Accrued interest payable	514	826
Federal funds purchased	—	2,560
Borrowings from federal home loan bank	79,500	64,500
Repurchase agreements	75,113	75,113
Other liabilities	3,612	3,925
Subordinated notes payable to subsidiary trusts	12,300	12,300

Total liabilities	664,783	637,179

SHAREHOLDERS’ EQUITY
Common stock, no par value; authorized 10,000,000 shares, issued and outstanding 4,878,145 and 4,866,145 shares at March 31, 2008 and December 31, 2007, respectively	28,951	29,001
Retained earnings	20,466	21,921
Accumulated other comprehensive income	1,673	1,400

Total shareholders’ equity	51,090	52,322

Total liabilities and shareholders’ equity	$715,873	$689,501

The accompanying notes are an integral part of these consolidated financial statements.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2008 and 2007 (Unaudited)

	Three Months Ended March 31,
Dollar amounts in thousands, except per share amounts	2008	2007
Interest income:
Loans, including fees	$9,568	$10,372
Deposits in financial institutions	23	37
Federal funds sold	12	122
Investments
Taxable	1,426	681
Tax-exempt	270	245

Total interest income	11,299	11,457

Interest expense:
Interest bearing demand and savings deposits	1,322	1,549
Time deposits $100,000 or greater	1,001	919
Other time deposits	633	895
Interest on borrowed funds	1,703	809

Total interest expense	4,659	4,172

Net interest income	6,640	7,285
Provision for loan losses	5,105	100

Net interest income after provision for loan losses	1,535	7,185

Noninterest income:
Customer service fees	436	399
Gains from sale of loans	203	30
Conduit loan referral income	259	255
Other income	365	222

Total noninterest income	1,263	906

Noninterest expense:
Salaries and employee benefits	2,946	2,694
Net occupancy expense	567	588
Other operating expenses	1,895	1,656

Total noninterest expense	5,408	4,938

Income (loss) before provision for income taxes (benefits)	(2,610)	3,153
Provision for income taxes (benefits)	(1,155)	1,178

Net income (loss)	$(1,455)	$1,975

Basic earnings (loss) per share	$(0.30)	$0.41

Diluted earnings (loss) per share	$(0.29)	$0.37

The accompanying notes are an integral part of these consolidated financial statements.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2008 and 2007 (Unaudited)

Dollar amounts in thousands, except share amounts

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
BALANCE, DECEMBER 31, 2006	3,212,215	$27,998	$14,038	$161	$42,197

Comprehensive income:
Net income	—	—	1,975	—	1,975
Change in net unrealized gain on investment securities available for sale, after tax effects	—	—	—	6	6

Total comprehensive income					1,981

Compensation expense on incentive stock options	—	126	—	—	126
Exercise of stock options, including tax benefit	11,326	167	—	—	167

BALANCE, MARCH 31, 2007	3,223,541	$28,291	$16,013	$167	$44,471

BALANCE, DECEMBER 31, 2007	4,866,145	$29,001	$21,921	$1,400	$52,322

Comprehensive income (loss):
Net loss	—	—	(1,455)	—	(1,455)
Change in net unrealized gain on investment securities available for sale, after tax effects	—	—	—	273	273

Total comprehensive income (loss)					(1,182)

Compensation expense on incentive stock options	—	149	—	—	149
Stock repurchases	—	(294)	—	—	(294)
Exercise of stock options, including tax benefit	12,000	95	—	—	95

BALANCE, MARCH 31, 2008	4,878,145	$28,951	$20,466	$1,673	$51,090

The accompanying notes are an integral part of these consolidated financial statements.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2008 and 2007 (Unaudited)

Dollar amounts in thousands	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,455)	$1,975
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	154	163
Gain from sale of investments	(130)	(34)
Provision for loan losses	5,105	100
Amortization of deferred loan fees	(93)	(342)
Fair value of stock options and restricted stock awards in noninterest expense	158	135
Deferred income tax expense (benefit)	162	(12)
Net amortization of premiums (discounts) on investments and interest-bearing deposits	(83)	(25)
Increase in cash surrender value of life insurance	(154)	(112)
Change in:
Accrued interest receivable	1,062	420
Other assets	(6,946)	(440)
Accrued interest payable	(312)	22
Other liabilities	(313)	588

Net cash provided by (used in) operating activities	(2,845)	2,438

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in interest-bearing deposits in financial institutions	100	—
Activity in available for sale securities:
Purchases of securities	(4,761)	(5,357)
Proceeds from sales, maturities and principal repayments of securities	3,837	4,019
Purchases of Federal Home Loan Bank stock	(734)	(18)
Net increase in loans	(8,719)	(20,874)
Acquisition of other real estate owned	—	(769)
Additions to bank premises and equipment	(68)	(114)

Net cash used in investing activities	(10,345)	(23,113)

The accompanying notes are an integral part of these consolidated financial statements.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Three Months Ended March 31, 2008 and 2007 (Unaudited)

Dollar amounts in thousands	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in noninterest-bearing demand deposits	(6,476)	(3,768)
Net increase in interest-bearing deposits	22,265	23,909
Redemptions from federal funds purchased	(2,560)	—
Proceeds from federal home loan bank borrowings	15,000	—
Stock repurchases	(294)	—
Proceeds from exercise of stock options	86	167

Net cash provided by financing activities	28,021	20,308

Net increase (decrease) in cash and cash equivalents	14,831	(367)
CASH AND CASH EQUIVALENTS, BEGINNING	11,075	21,285

CASH AND CASH EQUIVALENTS, ENDING	$25,906	$20,918

SUPPLEMENTAL INFORMATION:
Interest paid	$4,971	$4,150

Income taxes paid	$125	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to other real estate owned	$5,396	$171

The accompanying notes are an integral part of these consolidated financial statements.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

1st Centennial Bancorp (“the Company”) is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended and is headquartered in Redlands, California. The Company was incorporated in August 1999 and acquired 100% of the outstanding shares of 1st Centennial Bank (“the Bank”) in December 1999. The Bank operates six full service branches and three loan production offices, which provide commercial and consumer banking services and also a broad array of products and services throughout its operating areas in Southern California.

Basis of Presentation

The unaudited financial information included herein has been prepared in conformity with the accounting principles and practices disclosed in the consolidated financial statements, Note 1, included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2007, filed with the Securities and Exchange Commission (“SEC”). The accompanying interim consolidated financial statements contained herein are unaudited. However, in the opinion of the Company, all adjustments, consisting of normal recurring items necessary for a fair presentation of the operating results for the periods shown, have been made. The results of operations for the three months ended March 31, 2008 may not be indicative of operating results for the full year ending December 31, 2008. Certain prior year and prior quarter amounts have been reclassified to conform to current classifications with no effect on shareholders’ equity or results of operations.

Note 2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but applies under other existing accounting pronouncements that require or permit fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and, therefore, should be determined based on the assumptions that market participants would use in pricing that asset or liability. SFAS No. 157 also establishes a fair value hierarchy that distinguishes between market participant assumptions developed based on market data obtained from independent sources and the Company’s own assumptions about market participant assumptions based on the best information available. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years with earlier adoption permitted. The adoption of SFAS No. 157 did not have an impact on the Company’s consolidated financial statements and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 which is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has decided not to adopt SFAS No. 159.

Note 3. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share represents income (loss) available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects additional common shares that would have been outstanding, if potential dilutive common shares had been issued, as well as any adjustment to income (loss) that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method. Earnings (loss) per share calculations were adjusted to give retroactive effect to stock dividends and distributions.

The weighted average number of shares used in computing basic and diluted earnings (loss) per share is as follows:

Earnings (loss) per share calculation

For the three months ended March 31,

(In thousands, except per share amounts)

	2008			2007
	Net Income (loss)	Weighted average shares	Per share amount	Net Income	Weighted average shares	Per share amount
Basic earnings (loss) per share	$(1,455)	4,870	$(0.30)	$1,975	4,819	$0.41
Effect of dilutive shares:
assumed exercise of outstanding options	—	171	0.01	—	482	(0.04)
Diluted earnings (loss) per share	$(1,455)	5,041	$(0.29)	$1,975	5,301	$0.37

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

The following table shows the amounts of total off-balance sheet commitments by category as of the dates indicated:

Off-Balance sheet commitments

	March 31, 2008	December 31, 2007
	(Dollars in Thousands)
Standby letters of credit	$9,159	$10,190
Undisbursed loans and lines of credit	212,016	196,698
Available credit card lines	3,699	3,537

Total off-balance sheet commitments	$224,874	$210,425

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

This discussion focuses primarily on the results of operations of the Company and its subsidiary on a consolidated basis for the three months ended March 31, 2008 and 2007, and the financial condition of the Company as of March 31, 2008 and December 31, 2007.

Management’s discussion and analysis is written to provide greater insight into the results of operations and the financial condition of the Company and its subsidiary. For a more complete understanding of the Company and its operations, reference should be made to the consolidated financial statements included in this report and in the Company’s 2007 Annual Report on Form 10-K.

Certain statements in this report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, possible future deteriorating economic conditions in the Company’s areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; risks of available-for-sale securities declining significantly in value as interest rates rise or issuer’s of such securities suffering financial losses; and regulatory risks associated with the variety of current and future regulations to which the Company is subject. All of these risks could have a material adverse impact on the Company’s consolidated financial condition, results of operations or prospects, and these risks should be considered in evaluating the Company. Segment reporting is not presented since the Company’s revenue is attributed to a single reportable segment. For additional information concerning these factors, refer to the Company’s Form 10-K for the year ended December 31, 2007.

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

As the Company adds new products and expands its geographic coverage, it increases the complexity of its loan portfolio. The Company will enhance its methodologies to keep pace with the size and complexity of the loan portfolio. Management might report a materially different amount for the provision for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management’s Discussion and Analysis section entitled “Financial Condition - Allowance for Loan Losses.” Although Management believes the level of the allowance as of March 31, 2008 was adequate to absorb losses inherent in the loan portfolio, a decline in the local economy may result in increasing losses that cannot reasonably be predicted at this time.

SUMMARY OF PERFORMANCE

Results of operations summary

Net loss for the three months ended March 31, 2008 was $(1.455) million, which is $(3.430) million or 174% lower than net income of $1.975 million for the same period in 2007. Basic and diluted loss per share were $(0.30) and $(0.29) respectively, for the three months ended March 31, 2008, as compared to basic and diluted earnings per share of $0.41 and $0.37 respectively, for the same period in 2007. Earnings (loss) per share calculations were adjusted to give retroactive effect to stock dividends and distributions. Return on average assets and return on average equity for the three months ended March 31, 2008 were (0.83)% and (10.86)% respectively, as compared to 1.43% and 18.42% respectively, for the same period in 2007.

The primary drivers behind the variance in results of operations for the three months ended March 31, 2008 relative to the same period in 2007 are as follows:

•

The Company’s net interest margin as of March 31, 2008 was 4.05% compared to 5.60% for the same period in 2007, due to a combination of Federal Reserve Bank rate cuts since March 31, 2007 totaling 300 basis points and the reversal of approximately $1.0 million in interest income as a result of the addition of $47.8 million in nonaccrual loans since December 31, 2007 (see nonaccrual loans below). The compression of the net interest margin was partially offset by repurchase agreements entered into during the third quarters of 2006 and 2007 which included interest rate floors. (See net interest income/net interest margin discussion below).

•

Provision for loan losses increased by $5.0 million or 5005%. The Company increased its loan loss provision for the first quarter of 2008 due to credit quality concerns stemming from deteriorating economic conditions and increased weakness in the real estate sector, which has resulted in an increase in impaired loans.

Financial Condition Summary

The Company’s total assets were $715.9 million at March 31, 2008, an increase of $26.4 million, or 4%, compared to total assets of $689.5 million at December 31, 2007. The most significant changes in the Company’s statement of condition during the first three months of 2008 are outlined below:

•

Interest-bearing deposits increased $22.3 million or 6% from December 31, 2007. The increase in interest-bearing deposit accounts was primarily the result of the Company’s efforts to attract new customers to participate in the certificate of deposit account registry service (CDARS). Since December 31, 2007 the Company increased CDARS deposits by $36.4 million. The increase was partially offset by the reduction in brokered certificates of deposits of $11.3 million that the Company let run off to replace them with less expensive FHLB borrowings.

•	Federal funds sold stood at $11.6 million at March 31, 2008 compared to no federal funds sold at December 31, 2007, due to an improved liquidity position.

•

Nonperforming assets at March 31, 2008 increased $51.0 million or 333% to $66.3 million, from $15.3 million at December 31, 2007, and represented 12.45% and 2.92% of total gross loans and other real estate owned, respectively.

Nonaccrual loans:

The increase in nonaccrual loans was primarily attributable to the addition of nineteen construction and development loans totaling $52.4 million and one commercial real estate loan totaling $1.2 million that were placed on non-accrual status during the first quarter of 2008. The additions were partially offset by the transfer of two construction loans totaling $6.0 million to other real estate owned.

Loans 90 days or more past due:

Loans 90 days or more past due decreased $2.2 million and is attributable to one commercial real estate loan totaling $1.2 million that was transferred to nonaccrual status and the payoff of two commercial loans totaling $956,000.

Other real estate owned:

During the first quarter of 2008, the Company acquired through foreclosure the underlying real property collateralizing two construction and development loans of $3.1 million and 2.3 million, respectively. The Company did not have a charge against the allowance for loan losses in connection with the acquisitions.

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

The Company’s net interest margin as of March 31, 2008 was 4.05% compared to 5.60% for the same period in 2007, due to a combination of interest rate cuts and the reversal of interest income on nonaccrual loans. The yield on total interest earning assets decreased 1.93% while the cost on total deposits and other borrowings decreased 0.69%.

Since March 31, 2007 the Federal Reserve Bank cut the federal funds rate six times for a total of 300 basis points, which in turn lowers the prime rate. The Federal Reserve Bank rate cuts, coupled with the reversal of approximately $1.0 million in interest income as a result of the addition of $47.8 million in nonaccrual loans since December 31, 2007 impacted the yield on loans, which decreased 2.22%, while deposit rates decreased 0.69%. In addition, as part of an Asset/Liability strategy to mitigate interest rate risk in a rates down environment and reduce our asset sensitivity risk, the Company entered into two repurchase agreements that included embedded interest rate floors during the third quarters of 2006 and 2007, for $30 million and $45.1 million, respectively. The interest expense on the repurchase agreements decreased 2.48%, resulting in a net decrease in the net interest margin of 1.56%. Had the increase in nonaccrual loans not occurred, the net interest margin as of March 31, 2008 would have been 4.68%.

During 2008, the Company increased its FHLB borrowings primarily to replace more expensive brokered certificates of deposits. As a result, from March 31, 2007 to March 31, 2008 the percentage of total average interest-bearing deposits represented by other time deposits, which included brokered certificates of deposits, decreased to 13% from 17%.

For the first three months of 2008, total interest-earning assets averaged $660.1 million, which represented an increase of $132.8 million or 25%, as compared to $527.3 million for the same period in 2007. This increase is primarily attributable to the increase in loans as a result of loan demand, coupled with the purchase of three federal agency mortgage-backed securities totaling $48.6 million that settled during July of 2007. Total interest-bearing deposits and other interest-bearing liabilities averaged $539.6 million, which represented an increase of $133.6 million or 33%, as compared to $406.0 million for the same period in 2007. This increase is primarily attributable to the increase in FHLB borrowings, coupled with the increase of $45.1 million in the average balance of repurchase agreements. The Company reported total interest income of $11.3 million for the three months ended March 31, 2008, which represented a decrease of $158,000 or 1%, over total interest income of $11.5 million for the same period in 2007. The Company reported total interest expense of $4.7 million for the three months ended March 31, 2008, which represented an increase of $487,000 or 12%, over total interest expense of $4.2 million for the same period in 2007.

For the three months ended March 31, 2008, net interest income before provision for loan losses was $6.6 million, which represented a decrease of $645,000 or 9%, over net interest income before provision for loan losses of $7.3 million for the same period in 2007.

The following table shows the average interest-earning assets and interest-bearing liabilities; the amount of interest income or interest expense; and the average yield or rate for each category of interest-earning assets and interest- bearing liabilities and the net interest margin (net interest income divided by average earning assets) for the periods indicated.

Distribution, Yield and Rate1 Analysis of Net Interest Income

	For the Three Months Ended March 31,
	2008			2007
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
	(Dollars in Thousands)
Interest-earning Assets:
Federal funds sold	$2,150	$12	2.24%	$9,275	$122	5.33%
Interest-bearing deposits in financial institutions	1,777	23	5.21%	2,932	37	5.12%
Investment securities:[2]
Taxable	102,984	1,426	5.57%	50,306	681	5.49%
Non-taxable	27,001	270	4.02%	23,510	245	4.23%

Total investments	133,912	1,731	5.20%	86,023	1,085	5.12%
Loans[3]	526,198	9,568	7.31%	441,256	10,372	9.53%

Total interest-earning assets	$660,110	11,299	6.88%	$527,279	11,457	8.81%

Interest-bearing Liabilities:
Interest-bearing deposits
Interest-bearing demand deposits	$16,411	7	0.17%	$24,416	23	0.38%
Money market deposits	183,071	1,302	2.86%	161,690	1,497	3.75%
Savings deposits	12,562	13	0.42%	13,757	29	0.85%
Time deposits $100,000 or greater	92,603	1,001	4.35%	78,020	919	4.78%
Other time deposits	61,458	633	4.14%	79,324	895	4.58%

Total interest-bearing deposits	366,105	2,956	3.25%	357,207	3,363	3.82%

FHLB borrowings	76,643	766	4.02%	—	—	0.00%
Federal funds purchased	9,442	88	3.75%	471	7	6.03%
Repurchase agreements	75,113	641	3.43%	30,000	437	5.91%
Subordinated notes payable to subsidiary trusts	12,300	208	6.80%	18,306	365	8.09%

Total borrowings	173,498	1,703	3.95%	48,777	809	6.73%

Total interest-bearing liabilities	$539,603	4,659	3.47%	$405,984	4,172	4.17%

Net interest income		$6,640			$7,285

Net interest margin[4]			4.05%			5.60%

[1]	Average rates/yields for these periods have been annualized using actual days.

[2]	Yields on securities have not been adjusted to a tax equivalent basis because the impact is not material.

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

Rate5/Volume Analysis of Net Interest Income

	Three Months Ended March 31, 2008 vs. 2007
	Increases (Decreases) Due to
	Volume	Rate	Total
	(Dollars in Thousands)
Increase (Decrease) in Interest Income:
Federal funds sold	$(94)	$(16)	$(110)
Interest-bearing deposits in financial institutions	(15)	1	(14)
Investment securities:[6]
Taxable	713	32	745
Non-taxable	36	(11)	25
Loans[7]	1,997	(2,801)	(804)

Total	$2,637	$(2,795)	$(158)

Increase (Decrease) in Interest Expense:
Interest-bearing demand deposits	$(8)	$(8)	$(16)
Money market deposits	198	(393)	(195)
Savings deposits	(3)	(13)	(16)
Time deposits $100,000 or greater	172	(90)	82
Other time deposits	(202)	(60)	(262)
FHLB borrowings	—	766	766
Federal funds purchased	133	(52)	81
Repurchase agreements	657	(453)	204
Subordinated notes payable to subsidiary trusts	(120)	(37)	(157)

Total	$827	$(340)	$487

Total change in net interest income	$1,810	$(2,455)	$(645)

PROVISION FOR LOAN LOSSES

Credit risk is inherent in the business of making loans. The Company sets aside an allowance or reserve for loan losses through charges to earnings, which are shown in the statement of operations as the provision for loan losses. Specifically identifiable and quantifiable losses are immediately charged off against the allowance. The loan loss provision is determined by conducting a monthly evaluation of the adequacy of the Company’s allowance for loan losses, and charging the shortfall, if any, to the current month’s expense. This has the effect of creating variability in the amount and frequency of charges to the Company’s earnings.

The provision for loan losses totaled $5.105 million for the three months ended March 31, 2008. This represented an increase of $5.005 million or 5005% when compared to $100,000 for the same period in 2007. The Company increased its loan loss provision for the first quarter of 2008 due to credit quality concerns stemming from deteriorating economic conditions and increased weakness in the real estate sector, which has resulted in an increase in impaired loans.

[5]	Rates for these periods on which calculations are based have been annualized using actual days.

[6]	Yields on securities have not been adjusted to a tax equivalent basis because the impact is not material.

[7]

Loans are gross, which excludes the allowance for loan losses, and net of deferred fees. Nonaccrual loans are included in the table for computation purposes, but the foregone interest on such loans is excluded.

For the three months ended March 31, 2008 and 2007, the Company had net charge-offs of $5.6 million and $37,000, respectively. The process for monitoring the adequacy of the allowance for loan losses, as well as supporting documentation regarding the allowance for loan losses is analyzed below. See “Allowance for Loan Losses”.

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

Noninterest income totaled $1.3 million for the three months ended March 31, 2008. This represented an increase of $357,000 or 39% when compared to $906,000 for the same period in 2007.

The increase in noninterest income was primarily attributable to the increase in gains from the sale of SBA loans of $173,000 or 577% as a result of more loans sold during the first three months of 2008, when compared to 2007. In addition, other miscellaneous income increased $135,000 or 196% during the first three months of 2008, when compared to the same period in 2007 as a result of a sale of a FNMA security that resulted in a gain of $130,000.

For the three months ended March 31, 2008 as compared to 2007, noninterest income as an annualized percentage of average earning assets increased to 0.77% from 0.70%.

The following table sets forth components of the Company’s noninterest income for the periods indicated and expresses the amounts as a percentage of total noninterest income:

Noninterest Income

	For the Three Months Ended March 31,
	2008		2007
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Customer service fees	$436	34.53%	$399	44.03%
Gains from sale of loans	203	16.07%	30	3.31%
Increase in cash surrender value of life insurance	154	12.19%	111	12.25%
Broker fee income	7	0.55%	42	4.64%
Conduit loan referral income	259	20.51%	255	28.15%
Other miscellaneous income	204	16.15%	69	7.62%

Total noninterest income	$1,263	100.00%	$906	100.00%

As a percentage of average earning assets (annualized)		0.77%		0.70%

NONINTEREST EXPENSE

Noninterest expense for the Company includes salaries and employee benefits, net occupancy and equipment expense, marketing expense, data processing and professional fees, and other operating expenses.

Noninterest expense totaled $5.4 million for the three months ended March 31, 2008. This represented an increase of $470,000 or 10% when compared to $4.9 million for the same period in 2007. The increase in noninterest expense was primarily due to increases of $252,000 or 9% and $245,000 or 41% in salaries and employee benefits and other operating expense, respectively.

The increase in salaries and employee benefits was due to the Company’s growth, coupled with salary increases.

The increase in other operating expense is primarily attributable to the increases in federal deposit insurance expense, other real estate owned expense and Director deferred compensation expense, as discussed below.

For the three months ended March 31, 2008 as compared to 2007, federal deposit insurance expense increased $76,000 or 178% as a result of the federal deposit insurance corporation’s (FDIC) new risk-based insurance assessment system effective January 1, 2007. An FDIC credit available to the Bank for prior contributions offset the assessments for 2007 and was fully utilized in the first, second and most of the third quarterly assessments. Other real estate owned expense increased $77,000 or 1,988% as a result of the increase in other real estate owned. The Company recorded $79,000 in Director deferred compensation expense during the first three months of 2008 compared to no expense during the first three months of 2007 as a result of the Director Deferred Compensation Agreements effective July 20, 2007 with each of the Company’s non-employee directors.

For the three months ended March 31, 2008 as compared to 2007, noninterest expense as an annualized percentage of average earning assets decreased to 3.30% from 3.80%. This decrease is reflective of Management’s continuing efforts to control overhead expenses and improve operating efficiency.

The following table sets forth components of the Company’s noninterest expense for the periods indicated and express the amounts as a percentage of total noninterest expense:

Noninterest Expense

	For the Three Months Ended March 31,
	2008		2007
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Salaries and employee benefits	$2,946	54.48%	$2,694	54.55%
Net occupancy expense	567	10.48%	588	11.91%
Marketing	311	5.75%	312	6.32%
Data processing fees	271	5.01%	256	5.18%
Professional fees	259	4.79%	277	5.61%
Postage, telephone, supplies	137	2.53%	146	2.96%
Directors’ fees	74	1.37%	67	1.36%
Other operating expense	843	15.59%	598	12.11%

Total noninterest expense	$5,408	100.00%	$4,938	100.00%

As a percentage of average earning assets (annualized)		3.30%		3.80%

INCOME TAXES

Income tax benefits were $(1.155) million for the first three months of 2008 compared to income tax provision of $1.178 million for the first three months of 2007, representing 44.3% and 37.4%, respectively, of pre-tax income for those periods. The amount of tax provision (benefits) is determined by applying the Company’s statutory income tax rates to pre-tax book income, adjusted for permanent differences between pre-tax book income and actual taxable income. Such permanent differences include but are not limited to tax-exempt interest income, increases in the cash surrender value of bank-owned life insurance, compensation expense associated with stock options and certain other expenses that are not allowed as tax deductions, and tax credits.

FINANCIAL CONDITION

GENERAL

The Company’s total assets were $715.9 million at March 31, 2008, an increase of $26.4 million, or 4%, compared to $689.5 million at December 31, 2007. Total net loans increased $3.7 million, or 1%, to $518.3 million at March 31, 2008 as compared to $514.6 million at December 31, 2007. The Company’s investment portfolio increased $1.4 million or 1% to $127.5 million at March 31, 2008 as compared to $126.1 million at December 31, 2007. Total deposits at March 31, 2008 were $493.7 million, which represented an increase of $15.7 million, or 3% from total deposits of $478.0 million at December 31, 2007. The increase was primarily in interest-bearing deposits, which increased $22.3 million or 6% to $390.1 million at March 31, 2008 compared to $367.8 million at December 31, 2007. Noninterest-bearing demand deposits decreased $6.5 million or 6% to $103.6 million at March 31, 2008 compared to $110.1 million at December 31, 2007. The major components of the Company’s statement of financial condition are individually analyzed below, along with off-balance sheet information.

LOANS

Total gross loans were $525.3 million at March 31, 2008 as compared to $522.2 million at December 31, 2007. Total gross loans increased by $3.1 million, or 1% for the first three months of 2008. Total gross loans represented 73% of total assets at March 31, 2008 and 76% of total assets at December 31, 2007. Real estate loans, which include construction and development loans, decreased $805,000 or 0.25% during the first three months of 2008. Commercial loans increased $3.1 million or 2% during the first three months of 2008 due to the continued success of our business development efforts in and around the marketplaces the Company serves.

LOANS HELD FOR SALE

The Company actively generates SBA loans as part of its primary operating activity of making loans. The guaranteed portion of each individual loan is sold on the secondary market simultaneously with the booking of the loan, and therefore the Company has no inventory “held-for-sale,” unlike some institutions that warehouse loans to sell as “pools.” The Company retains the unguaranteed portion of the SBA loans. The total gain on sale of loans was $203,000 or 1.62% of total interest and noninterest income as of March 31, 2008 and $30,000 or 0.24% of total interest and noninterest income as of March 31, 2007.

The following table shows the amounts of total loans outstanding by category as of the dates indicated:

Loan Portfolio Composition

	March 31, 2008		December 31, 2007
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Real estate loans:
Construction and development	$240,825	45.84%	$240,550	46.06%
Residential loans	2,443	0.47%	2,505	0.48%
Commercial and multi-family	78,802	15.00%	79,820	15.29%
Commercial loans	184,501	35.13%	181,426	34.75%
Consumer loans	9,695	1.85%	8,556	1.64%
Equity lines of credit	7,905	1.50%	7,111	1.36%
Credit card and other loans	1,098	0.21%	2,191	0.42%

Total gross loans	525,269	100.00%	522,159	100.00%

Less:
Unearned income	(601)		(710)
Allowance for loan losses	(6,317)		(6,805)

Total net loans	$518,351		$514,644

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

December 31, 2007 to March 31, 2008 analysis. Nonperforming assets at March 31, 2008 increased $51.0 million or 333% to $66.3 million, from $15.3 million at December 31, 2007, and represented 12.45% and 2.92% of total gross loans and other real estate owned, respectively.

Nonaccrual loans:

The increase in nonaccrual loans was primarily attributable to the addition of nineteen construction and development loans totaling $52.4 million and one commercial real estate loan totaling $1.2 million that were placed on non-accrual status during the first quarter of 2008. The additions were partially offset by the transfer of two construction loans totaling $6.0 million to other real estate owned.

As of March 31, 2008 nonaccrual loans totaled $58.5 million and have been adjusted for impairment that resulted in approximately $4.5 million in charge-offs during the first quarter of 2008. The Company establishes a plan with each borrower that falls into nonaccrual status that is based on receiving payments, however, it is uncertain whether such a plan will prove to be successful. It is also uncertain to determine whether the loans that are currently classified as nonaccrual will require further adjustments for impairment.

Loans 90 days or more past due:

Loans 90 days or more past due decreased $2.2 million and is attributable to one commercial real estate loan totaling $1.2 million that was transferred to nonaccrual status and the payoff of two commercial loans totaling $956,000.

Other real estate owned:

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

During the first quarter of 2008, the Company acquired through foreclosure the underlying real property collateralizing two construction and development loans of $3.1 million and 2.3 million, respectively. The Company did not have a charge against the allowance for loan losses in connection with the acquisitions.

March 31, 2007 to March 31, 2008 analysis. Nonperforming assets at March 31, 2008 increased $62.5 million or 1,659% to $66.3 million, from $3.8 million at March 31, 2007, and represented 12.457% and 0.83% of total gross loans and other real estate owned, respectively.

Nonaccrual loans:

The increase in nonaccrual loans was primarily attributable to the addition of twenty-one construction and development loans totaling $56.4 million, five commercial loans totaling $754,000 and one commercial real estate loan totaling $1.2 million that were placed on non-accrual status since March 31, 2007. The additions were partially offset by the payoff of three commercial loans totaling $2.7 million.

Other real estate owned:

Since March 31, 2007, the Company acquired through foreclosure the underlying real property collateralizing four construction and development loans totaling $6.8 million. The Company did not have a charge against the allowance for loan losses in connection with the acquisitions.

Except for nonperforming assets and impaired loans, Management is not aware of any loans as of March 31, 2008 for which known credit problems of the borrower would cause serious doubt as to the ability of such borrowers to comply with their present loan repayment terms. Management cannot, however, predict the extent to which the deterioration in general economic conditions, real estate values, increase in general rates of interest, changing financial conditions or business of a borrower may adversely affect a borrower’s ability to repay.

The following table provides information with respect to the components of the Company’s nonperforming assets as of the dates indicated:

Nonperforming Assets

	March 31, 2008	December 31, 2007	March 31, 2007
	(Dollars in Thousands)
Nonaccrual loans:[8]
Real estate loans:
Construction and development	$56,354	$9,994	$—
Residential loans	—	—	17
Commercial and multi-family	1,223	—	—
Commercial loans	858	736	2,748
Consumer loans	—	—	—
Equity lines of credit	90	—	—
Credit card and other loans	—	—	—

Total nonaccrual loans	58,525	10,730	2,765

Loans 90 days or more past due (as to principal or interest) and still accruing:
Real estate loans:
Construction and development	—	—	—
Residential loans	—	—	—
Commercial and multi-family	—	1,223	—
Commercial loans	—	979	62
Consumer loans	—	—	—
Equity lines of credit	—	—	—
Credit card and other loans	14	18	—

Total loans 90 days or more past due and still accruing	14	2,220	62

Restructured loans[9]	—	—	—

Total nonperforming loans	58,539	12,950	2,827
Other real estate owned	7,740	2,343	940

Total nonperforming assets	$66,279	$15,293	$3,767

Nonperforming loans as a percentage of total loans[10]	11.16%	2.48%	0.62%
Nonperforming assets as a percentage of total loans and other real estate owned	12.45%	2.92%	0.83%
Allowance for loan losses to nonperforming loans	10.79%	52.55%	205.31%
Allowance for loan losses	$6,317	$6,805	$5,804

The increase in nonperforming assets is primarily attributable to the significant slowdown in residential real estate sales that began in the fall of 2007. Approximately $164 million of our loan portfolio consists of loans made to purchase, develop and build residential real estate. During the summer of 2007, the subprime mortgage market collapsed as loans with adjustable interest rates began resetting and homeowners could not afford the higher payments. The effects of this

[8]

Additional interest income of approximately $1.6 million would have been recorded for the three months ended March 31, 2008 if these loans had been paid or accrued in accordance with their original terms and had been outstanding throughout the applicable period then ended.

[9]	Restructured loans are loans where the terms are renegotiated to provide a reduction or deferral of interest or principal due to deterioration in the financial position of the borrower.

[10]	Total loans are gross loans, which excludes the allowance for loan losses, and net of deferred fees.

dilemma rippled throughout the national and international economy as many of these loans had been packaged and sold to financial firms around the world. The home mortgage loan market in our local markets began to experience illiquidity during this period that affected prime customers as well. With the significant slowing of home and land sales, the prices of homes and land have begun to decline. Many potential home and land purchasers are not making purchases as they watch the market for further slowing sales and declining prices. Therefore, many of our customers who develop and sell residential real estate cannot service their loans because they are not generating any revenue. During the first quarter of 2008 Management undertook a critical evaluation of the loan portfolio relating to residential real estate loans as a result of the precipitous decrease in housing prices subsequent to year-end. As a result, in addition to writing down a significant amount of loans, Management also placed a substantial number of such loans on nonaccrual status. Presently, the majority of our loans in this category continue to perform; however, management cannot predict the impact of future economic changes on our nonperforming assets.

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

The allowance for loan losses totaled $6.3 million at March 31, 2008 compared to $6.8 million at December 31, 2007 and as a percentage of total loans outstanding was 1.20% and 1.31%, respectively. The ratio of the allowance for loan losses to total loans was determined by Management to be adequate at March 31, 2008 and December 31, 2007.

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

The aggregate loan portfolio risk ratings were stratified as follows for the period indicated:

	Pass/ Homogeneous:	Special Mention:	Substandard:	Doubtful:	Loss:	Total:
March 31, 2008	79.34%	8.73%	11.89%	0.04%	0.00%	100.00%

For the three months ended March 31, 2008 and 2007, the Company had net charge-offs of $5.6 million and $37,000, respectively. The increase is primarily attributable to charge-offs totaling $5.2 million in construction and development loans due to credit quality concerns stemming from deteriorating economic conditions and increased weakness in the real estate sector. Implicit in lending activity is the risk that losses will occur and that the amount of such loss will vary over time. In many cases Management exercises considerable judgment in determining the timing of the recognition of inherent losses with the objective to present a realistic presentation of the quality of the loan portfolio.

The following table summarizes the activity in the Company’s allowance for loan losses for the periods indicated:

Allowance for Loan Losses

	March 31, 2008	December 31, 2007	March 31, 2007
	(Dollars in Thousands)
Balances:
Average total loans outstanding during period	$526,198	$471,926	$441,256

Total loans outstanding at end of period, net of unearned income	$524,668	$521,449	$453,566

Allowance for Loan Losses:
Balance at beginning of period	$6,805	$5,741	$5,741
Charge-offs:
Real estate loans:
Construction and development	5,220	725	—
Residential loans	—	—	—
Commercial and multi-family	—	—	—
Commercial loans	459	1,007	446 [11]
Consumer loans	3	8	—
Equity lines of credit	—	—	—
Credit card and other loans	7	2	—

Total charge-offs	5,689	1,742	446

Recoveries:
Real estate loans:
Construction and development	—	—	—
Residential loans	—	2	1
Commercial and multi-family	5	—	—
Commercial loans	91	454	408
Consumer loans	—	—	—
Equity lines of credit	—	—	—
Credit card and other loans	—	—	—

Total recoveries	96	456	409

Net charge-offs	(5,593)	(1,286)	(37)

Provision charged to operations	5,105	2,350	100

Allowance for loan losses balance, end of period	$6,317	$6,805	$5,804

Ratios:[12]
Net loan charge-offs to average total loans	1.06%	0.27%	0.01%
Allowance for loan losses to average total loans	1.20%	1.44%	1.32%
Allowance for loan losses to total loans at end of period	1.20%	1.31%	1.28%
Allowance for loan losses to total nonperforming loans	10.79%	52.55%	205.31%
Net loan charge-offs to allowance for loan losses at end of period	(88.54)%	(18.90)%	(0.64)%
Net loan charge-offs to provision for loan losses	(109.56)%	(54.72)%	(37.00)%

[11]

Represents the Company’s charge to the allowance for loan losses for the difference between total debt outstanding and the estimated fair value, less selling costs on other real estate owned recorded. (See nonperforming assets above).

[12]	Total loans are gross loans, which excludes the allowance for loan losses, and net of deferred fees.

INVESTMENTS

The Company’s investment portfolio provides income to the Company and also serves as a source of liquidity. Total yield, risk and maturity are among the factors considered in building the investment portfolio. Pursuant to SFAS No. 115, securities must be classified as “held to maturity,” “available for sale,” or “trading securities.” Those securities held in the “available for sale” category must be carried on the Company’s books at fair market value. At March 31, 2008 and December 31, 2007, 100% of the investment securities owned by the Company were classified as “available for sale.”

At March 31, 2008, the Company’s investment portfolio at fair value consisted of $31.1 million in U.S. government agency securities, $70.3 million in federal agency mortgage-backed securities and $26.1 million in obligations of states and local government securities for a total of $127.5 million. At December 31, 2007, the Company’s investment portfolio at fair value consisted of $30.8 million in U.S. government agency securities, $71.2 million in federal agency mortgage-backed securities and $24.1 million in obligations of states and local government securities for a total of $126.1 million.

The Company’s investment portfolio increased $1.4 million or 1% to $127.5 million. During the first quarter of 2008, the Company sold a FNMA security totaling $2.2 million that resulted in a gain of $130,000 and replaced it with the purchase of a FHLMC security totaling $2.5 million. In addition, obligations of states and local government securities increased $2.2 million as the Company took advantage of relative value in that sector.

The following table is a comparison of amortized cost and fair value of investment securities as of the dates indicated:

Investment Portfolio

	March 31, 2008				December 31, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
		(Dollars in Thousands)
Available for Sale:
U.S. government agency securities	$30,000	$1,105	$—	$31,105	$30,000	$816	$—	$30,816
Federal agency mortgage-backed securities	68,123	2,382	(165)	70,340	69,352	1,852	(23)	71,181
Obligations of states and local government securities	26,618	144	(676)	26,086	24,450	78	(389)	24,139

Totals	$124,741	$3,631	$(841)	$127,531	$123,802	$2,746	$(412)	$126,136

The Company also had investments in interest-bearing time certificates of deposit at other financial institutions totaling $1.8 million at March 31, 2008 and $1.9 million at December 31, 2007.

DEPOSITS

Total deposits increased $15.7 million, or 3%, to $493.7 million at March 31, 2008 from $478.0 million at December 31, 2007. Noninterest-bearing demand deposits decreased $6.5 million or 6% at March 31, 2008 as compared to December 31, 2007. Interest-bearing demand deposits increased $1.6 million or 10%, while money market deposit accounts decreased $5.5 million, or 3% at March 31, 2008 as compared to December 31, 2007. Savings deposit accounts increased $345,000 or 3% at March 31, 2008 as compared to December 31, 2007. Time deposits of $100,000 or greater decreased $2.2 million, or 2% at March 31, 2008 as compared to December 31, 2007, and other time deposits increased $28.0 million, or 50%.

The increase in other time deposit accounts was primarily the result of the Company’s efforts to attract new customers to participate in the certificate of deposit account registry service (CDARS). Since December 31, 2007 the Company increased CDARS deposits by $36.4 million. The increase was partially offset by the reduction in brokered certificates of deposits of $11.3 million that the Company let run off to replace them with less expensive FHLB borrowings.

Cost of funds

The Company’s cost of funds is calculated as total interest expense on interest-bearing deposits and other interest-bearing liabilities, annualized as a percentage of average interest-bearing deposits and other interest-bearing liabilities.

The rate paid on the Company’s interest-bearing deposits decreased to 3.25% for the three months ended March 31, 2008 from 3.82% for the same period in 2007. For all interest bearing liabilities, the average rate for the three months ended March 31, 2008 was 3.47% as compared to 4.17% for the same period in 2007.

As part of an Asset/Liability strategy to mitigate interest rate risk in a rates down environment and reduce our asset sensitivity risk, the Company entered into two repurchase agreements that included embedded interest rate floors during the third quarters of 2006 and 2007, for $30 million and $45.1 million, respectively. Market rate decreases, coupled with the Asset/Liability strategy decreased the Company’s cost of funds for the three months ended March 31, 2008, when compared to the same period in 2007.

During 2008, the Company increased its FHLB borrowings primarily to replace more expensive brokered certificates of deposits. As a result, from March 31, 2007 to March 31, 2008 the percentage of total average interest-bearing deposits represented by other time deposits, which included brokered certificates of deposits decreased to 13% from 17%.

The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated:

Average Deposits and Other Borrowings13

	Three Months Ended March 31,
	2008		2007
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in Thousands)
Demand deposits, noninterest bearing	$103,430	0.00%	$106,711	0.00%

Interest-bearing deposits:
Interest-bearing demand deposits	16,411	0.17%	24,416	0.38%
Money market deposits	183,071	2.86%	161,690	3.75%
Savings deposits	12,562	0.42%	13,757	0.85%
Time deposits $100,000 or greater	92,603	4.35%	78,020	4.78%
Other time deposits	61,458	4.14%	79,324	4.58%

Total interest-bearing deposits	366,105	3.25%	357,207	3.82%

FHLB borrowings	76,643	4.02%	—	0.00%
Federal funds purchased	9,442	3.75%	471	6.03%
Repurchase agreement	75,113	3.43%	30,000	5.91%
Subordinated notes payable to subsidiary trusts	12,300	6.80%	18,306	8.09%

Total deposits and other borrowings	$643,033	2.91%	$512,695	3.30%

Average rate excluding noninterest bearing demand deposits		3.47%		4.17%

The following table summarizes the composition of average deposits as a percentage of total average deposits for the periods indicated:

Percent of Total Average Deposit Composition

	Three Months Ended March 31,
	2008	2007
	Percent of Total	Percent of Total
Demand deposits, noninterest bearing	22.03%	23.00%
Interest-bearing deposits:
Interest-bearing demand deposits	3.50%	5.26%
Money market deposits	38.98%	34.85%
Savings deposits	2.68%	2.97%
Time deposits $100,000 or greater	19.72%	16.82%
Other time deposits	13.09%	17.10%

Total average deposits	100.00%	100.00%

[13]	Rates for these periods on which calculations are based have been annualized using actual days.

The following table sets forth the scheduled maturities of time certificates of deposit accounts outstanding in amounts of $100,000 or more for the periods indicated:

	3 Months or Less	Over 3 Months Through 6 Months	Over 6 Months Through 12 Months	Over 12 Months	Total
	(Dollars in Thousands)
March 31, 2008	$36,665	$18,841	$28,251	$7,747	$91,504

December 31, 2007	$34,550	$26,540	$16,310	$16,289	$93,689

LIQUIDITY AND MARKET RISK MANAGEMENT

Liquidity

Liquidity is defined as the Company’s ability to raise cash when it needs it at a reasonable cost and with a minimum of principal loss. The Company must be capable of meeting all obligations to our customers at any time and, therefore, active management of our liquidity position is critical.

Given the uncertain nature of our customers’ demands as well as the Company’s desire to take advantage of earnings enhancement opportunities, the Company must have available adequate sources of on and off balance sheet funds that can be acquired in time of need. Accordingly, in addition to the liquidity provided by normal cash flows, liquidity must be supplemented with additional sources. As of March 31, 2008 the Company had Federal Funds borrowing arrangements with five correspondent banks totaling $55.0 million, and a secured line of credit with the FHLB totaling approximately $81.8 million. Other funding alternatives may also be appropriate, including the Federal Reserve Bank discount window, wholesale and retail repurchase agreements and Brokered certificates of deposit to a limit of 30% of total consolidated assets.

As of March 31, 2008, brokered deposits totaled $16.3 million, representing 2% of total consolidated assets.

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

The Company’s policy is to maintain the liquidity ratio at above 10%. The Company’s liquidity ratio is a measure of liquid assets to total consolidated assets. On a consolidated basis, the liquidity ratio was 26.1% at March 31, 2008 and 25.6% at December 31, 2007.

Management’s position is that the standby funding sources available to the Company are adequate and reliable to meet the Company’s current and anticipated short-term liquidity needs.

The following table sets forth certain information with respect to the Company’s liquidity as of the periods indicated:

Liquidity/Basic Surplus

	March 31, 2008	December 31, 2007
	(Dollars in Thousands)
I. Liquid Assets
Federal funds sold	$11,580	$—
Available/unencumbered security collateral	10,542	11,052
Unpledged government and agency guaranteed loans	1,110	1,061
Interest-bearing deposits in financial institutions maturing within 30 days	—	100

Total liquid assets	23,232	12,213
II. Short Term / Potentially Volatile Liabilities & Coverages
Federal funds purchased	—	(2,560)
25% of regular time deposits maturing within 30 days	(1,232)	(1,208)
30% of time deposits $100,000 or greater maturing within 30 days	(4,354)	(3,636)
10% of other deposits	(31,815)	(32,820)

Basic Deficit	(14,169)	(28,011)
III. Qualifying FHLB Loan Collateral
Maximum borrowing capacity	81,827	84,586
Current FHLB advance balances	(79,500)	(64,500)

Basic Surplus with FHLB	(11,842)	(7,925)

IV. Brokered Deposit Access
Maximum Board authorized brokered CD capacity	214,762	206,850
Current brokered CD balances	(16,254)	(22,286)

Basic Surplus with FHLB and brokered CD’s	$186,666	$176,639

Percent of assets	26.1%	25.6%

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

In connection with the above-mentioned strategy, the Company studies the change in net interest income and net interest margin given immediate and parallel interest rate shocks over a 12-month horizon. The Company’s goal is to manage the effect of these changes within Board-established parameters of “less than a 10% change” for up/down 200 basis points. Shown below are possible changes to net interest income and the net interest margin based upon the model’s program under 200 basis point increases or decreases as of March 31, 2008:

Change (in Basis Points)	Net Interest Income (next twelve months)	Change in Net Interest Income	% Change in Net Interest Income	Net Interest Margin
(Dollars in Thousands)
+ 200	$29,101	$2,396	8.97%	4.41%
– 200	24,281	(2,425)	(9.08)%	3.68%

These results indicate the effect of immediate rate changes and do not consider the yield from reinvesting in short-term versus long-term instruments. The above profile illustrates that if there were an immediate and sustained downward adjustment of 200 basis points in interest rates, the net interest margin over the next twelve months would likely be 3.68%. Conversely, if there were an immediate increase of 200 basis points in interest rates, the Company’s net interest margin would likely be 4.41%. The net interest margin will improve if rates rise and decline if rates fall. Management and the Board of Directors consider the results indicated by the report to be acceptable.

CAPITAL RESOURCES

The FRB and the FDIC have both established guidelines to implement risk-based capital requirements. Falling below minimum established levels might limit a bank or bank holding company from certain activities. Failure to satisfy applicable guidelines may also subject a banking institution to a variety of enforcement actions by Federal regulatory authorities.

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

As of March 31, 2008 and December 31, 2007, the Company and the Bank were “Well Capitalized.”

Total shareholders’ equity was $51.1 million at March 31, 2008, compared to $52.3 million at December 31, 2007. The decrease of $1.2 million, or 2% during the first three months of 2008, was primarily due to $(1.455) million in year-to-date net loss, $149,000 credited to capital in relation to compensation expense associated with the issuance of stock options, proceeds of $95,000 from the exercise of stock options, including tax benefit, decrease of $294,000 associated with the Company’s stock repurchase program and $273,000 increase in the unrealized gain of marketable securities.

The following table illustrates the capital and prompt corrective action guidelines applicable to the Company and the Bank, as well as their total risk-based capital ratios, Tier 1 capital ratios and leverage ratios as of the dates indicated:

	Actual Amount/Ratio		Minimum Capital Requirement Amount/Ratio		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions Amount/Ratio
As of March 31, 2008:
Total capital to risk-weighted assets:
the Company	$63,964	11.84%	$43,237	8.00%	$54,046	10.00%
the Bank	62,167	11.51%	43,211	8.00%	54,013	10.00%
Tier 1 capital to risk-weighted assets:
the Company	57,204	10.58%	21,618	4.00%	32,428	6.00%
the Bank	55,412	10.26%	21,605	4.00%	32,408	6.00%
Tier 1 capital to average assets:
the Company	57,204	8.20%	27,897	4.00%	34,871	5.00%
the Bank	55,412	7.95%	27,878	4.00%	34,847	5.00%
As of December 31, 2007:
Total capital to risk-weighted assets:
the Company	$65,006	12.94%	$40,178	8.00%	$50,223	10.00%
the Bank	62,859	12.52%	40,172	8.00%	50,215	10.00%
Tier 1 capital to risk-weighted assets:
the Company	58,713	11.69%	20,089	4.00%	30,134	6.00%
the Bank	56,566	11.26%	20,086	4.00%	30,129	6.00%
Tier 1 capital to average assets:
the Company	58,713	8.74%	26,870	4.00%	33,587	5.00%
the Bank	56,566	8.43%	26,852	4.00%	33,565	5.00%

Of the Company’s $57.2 million of Tier 1 capital at March 31, 2008, $12.0 million consisted of Trust Preferred Securities. Trust Preferred Securities, up to the amount of 25% of core capital, may be included in Tier 1 capital for regulatory purposes, but classified as long-term debt in accordance with generally accepted accounting principles, however, no assurance can be given that trust preferred securities will continue to be treated as Tier 1 capital in the future.

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

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) promulgated under the Exchange Act) as of the end of the period covered by this report on Form 10-Q (the “Evaluation Date”) have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiary would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting or in other factors that occurred in the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the normal course of business, the Company from time to time is involved in claims and legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial condition or results of operation.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors listed in the Company’s 2007 Form 10-K for the fiscal year ended December 31, 2007 except that the first four risk factors listed in that section have been revised to read in full as follows.

Changes in economic conditions in our market areas have and may continue to materially affect our business.

Our success significantly depends upon the growth in population, income levels, deposits and housing starts in our primary and secondary markets. If prevailing economic conditions locally or nationally are unfavorable, the communities in which we operate could be adversely affected. We are currently experiencing adverse economic conditions in some of our real estate market areas, which may affect the ability of our customers to repay their loans to us and generally negatively affect our financial condition and results of operations. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies and are thus disproportionately impacted.

The market value of the real estate securing our loans as collateral has been adversely affected by the slowing economy and unfavorable changes in economic conditions in our market areas and may be further adversely affected in the future. As of March 31, 2008, approximately 61% of our loans receivable were secured by real estate. Any sustained period of increased payment delinquencies, foreclosures or losses caused by the adverse market and economic conditions such as we experienced in the first quarter of 2008, will adversely affect the value of our assets, our revenues, results of operations and financial condition. In addition, the State of California continues to face fiscal challenges, the short-term effects of which on the State’s economy cannot be predicted.

Because of our concentrations of real estate loans, current conditions and deterioration in the housing market and the homebuilding industry may lead to increased losses and further worsening of delinquencies and nonperforming assets in our loan portfolios, which may have a further adverse impact on our results of operations.

Our loan portfolio is heavily concentrated in construction and development real estate loans. As of March 31, 2008, $240.8 million represented construction and development loans secured by real estate, $2.4 million represented residential loans secured by residential real estate and $78.8 million represented loans secured by commercial and multifamily real estate. Total nonperforming assets at March 31, 2008 increased $51.0 million or 333% to $66.3 million, from $15.3 million at December 31, 2007, and represented 12.45% and 2.92% of total gross loans and other real estate owned, respectively. During the first quarter of 2008 we wrote down a total of $5.7 million in loans, resulting in net charge-offs for the quarter of $5.6 million, compared to $1.3 million for the year ended December 31, 2007 and $37,000 for the first quarter of 2007. See “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Nonperforming Assets” and “– Allowance for Loan Losses.”

There has been substantial industry concern and national publicity over real estate asset quality among financial institutions due in large part to issues related to subprime mortgage lending, declining real estate values and general economic concerns. While the Company had no subprime mortgage loans as of March 31, 2008 or at any time in its history, the ripple effect from the subprime mortgage crisis has had a severe impact on the housing and the residential mortgage markets. The homebuilding industry in some of the market areas in which we lend has experienced a significant decline in demand for new homes and an oversupply of new and existing homes available for sale. Our customers who are builders and developers face greater difficulty in selling their homes in markets where these trends are more pronounced. The result was a sharp increase in our delinquencies and nonperforming assets in the first quarter of 2008. While we do not anticipate charge-offs or increases in our level of nonperforming assets of the same magnitude as we experienced in the first quarter of 2008, they may continue to be substantial until market conditions improve.

In general, the banking regulators have begun to give commercial real estate (“CRE”) loans greater scrutiny, due to perceived risks relating to the cyclical nature of the real estate market and the related risks for lenders with high concentrations of such loans.

All of our lending involves underwriting risks, especially in a competitive lending market.

At March 31, 2008, construction and development loans represented 46%, residential, commercial and multi-family loans represented 15% and commercial loans represented 35% of our total loan portfolio.

Commercial lending, even when secured by the assets of a business, involves considerable risk of loss in the event of failure of the business. To reduce such risk, we typically take additional security interests in other collateral, such as real property, certificates of deposit or life insurance, and/or obtain personal guarantees.

Construction lending differs from other types of real estate lending because of uncertainties inherent in estimating construction costs, the length of the construction period and the market for the project upon completion. Commercial mortgage lending entails risks of delays in leasing and excessive vacancy rates. All real estate secured lending involves risks that real estate values in general will fall. We seek to reduce our risk of loss through our underwriting and monitoring procedures. The overwhelming majority of our nonperforming assets as of March 31, 2008, and our charge-offs for the first quarter of 2008, involved construction and development loans. See “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Nonperforming Assets” and “– Allowance for Loan Losses.”

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could be negatively impacted.

Our success depends to a significant extent upon the quality of our assets, particularly loans. In originating loans, there is a likelihood of credit losses. The risk of loss will vary with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for the loan. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses that Management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could have a material adverse effect on our results of operations. Management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based on such factors, Management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for loan losses including allocations for specific loans when their ultimate collectability is considered impaired.

If our assumptions are wrong, our current allowance may not be sufficient to cover future loan losses, and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Material additions to our allowance would materially decrease our net income. As a result of the precipitous decrease in housing prices subsequent to year-end, we undertook a critical evaluation of the loan portfolio relating to residential real estate loans, resulting in substantial charge-offs for the first quarter of 2008, a substantial increase in the level of nonperforming assets, and a provision for loan losses of $5.1 million. At March 31, 2008, the allowance was $6.3 million, or 1.2% of total loans, compared to $6.8 million or 1.3% of total loans as of December 31, 2007. At March 31, 2008, the ratio of the allowance to nonperforming loans was 10.8%, compared to 52.6% at year-end. We expect to continue to make significant provisions to our allowance in 2008; however, we can make no assurance that our allowance will be adequate to cover future loan losses given current and future market conditions.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchases

On September 21, 2007, the Company’s Board of Directors approved a stock repurchase program pursuant to which the Company may purchase up to $3 million in its common stock in open market transactions. The repurchase program is to continue for a period of 12 months.

The following table provides information concerning the Company’s repurchases of its common stock during the first quarter of 2008, all of which were executed in accordance with SEC Rule 10b-18:

	January	February	March
Total shares purchased	—	10,000	5,000
Average per share price	—	$20.00	18.75
Number of shares purchased as part of publicly announced plan or program	—	10,000	5,000
Maximum approximate number of shares remaining for purchase under a plan or program	116,363	106,363	101,363

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

Exhibit No.	Description of Exhibits

3.1	Articles of Incorporation of the Company[14]

3.2	Amendment to Articles of Incorporation of the Company[15]

3.3	Amendment to Articles of Incorporation of the Company[16]

3.4	Restated By-Laws of the Company[17]

10.1	Form of Indemnification Agreement[18]

10.2	Amended and Restated Stock Incentive Plan[19]

10.3	1st Centennial Bank Employee Stock Ownership Plan (with 401(k) provisions) dated August 1, 2004[19]

10.4	Employment Agreement of Beth Sanders dated December 1, 2004[19]

10.5	Employment Agreement of Suzanne Dondanville dated December 1, 2004[19]

10.6	Salary Continuation Agreement of Anne Elizabeth Sanders dated December 1, 2001[20]

10.7	Salary Continuation Agreement of Suzanne Dondanville dated December 17, 2002[21]

10.8	Salary Continuation Agreement of Clifford Schoonover dated December 17, 2002[21]

10.9	Amendment to Salary Continuation Agreement of Anne Elizabeth Sanders dated December 1, 2001[22]

10.10	Amendment to Salary Continuation Agreement of Suzanne Dondanville dated December 17, 2002[22]

10.11	Amendment to Salary Continuation Agreement of Clifford Schoonover dated December 17, 2002[22]

10.12	Salary Continuation Agreement of Thomas E. Vessey dated April 7, 2006[23]

10.13	Salary Continuation Agreement of John P. Lang dated April 7, 2006[23]

10.14	Form of Agreement between 1st Centennial Bank and Officers with respect to Death Benefit. [24]

10.15	Indenture for Trust Preferred Securities dated September 28, 2005[25]

10.16	Amended and Restated Declaration of Trust for Trust Preferred Securities dated September 28, 2005[25]

10.17	Guarantee Agreement for Trust Preferred Securities dated September 28, 2005[25]

10.18	Indenture for Trust Preferred Securities dated January 15, 2004[26]

10.19	Amended and Restated Declaration of Trust for Trust Preferred Securities dated January 15, 2004[26]

10.20	Guarantee Agreement for Trust Preferred Securities dated January 15, 2004[26]

[14]	Incorporated by reference to exhibit of the same number on Form S-4 dated October 20, 1999.

[15]	Incorporated by reference to exhibit of the same number on Form 10-QSB for the quarter ended June 30, 2002.

[16]	Incorporated by reference to exhibit of the same number on Form SB-2 dated March 13, 2003.

[17]	Incorporated by reference to exhibit of the same number on Form 8-K dated January 19, 2007.

[18]	Incorporated by reference to exhibit 10.2 on Form SB-2 dated March 21, 2001.

[19]	Incorporated by reference to exhibit 10.10, 10.9, 10.31 and 10.32, respectively, on Form 10-KSB for the year ended December 31, 2004.

[20]	Incorporated by reference to exhibit 10.30 on Form 10-QSB for the quarter ended September 30, 2004.

[21]	Incorporated by reference to exhibit 10.17 and 10.18, respectively, on Form SB-2 dated March 13, 2003.

[22]	Incorporated by reference to exhibit 10.25, 10.24 and 10.26, respectively, on Form 10-KSB for the year ended December 31, 2003.

[23]	Incorporated by reference to exhibit 99.1 on Form 8-K dated April 11, 2006.

[24]	Incorporated by reference to exhibit 99.1 on Form 8-K dated November 3, 2006.

[25]	Incorporated by reference to exhibit 10.35, 10.36 and 10.37, respectively, on Form 10-Q for the quarter ended September 30, 2005.

[26]	Incorporated by reference to exhibit 10.25, 10.26 and 10.27, respectively, on Form 10-QSB for the quarter ended March 31, 2004.

10.24	Director Deferred Compensation Plan/Agreement entered into with each non-employee Director effective July 20, 2007[27]

31.1	Certification of Chief Executive Officer (Section 302 Certification)

31.2	Certification of Chief Financial Officer (Section 302 Certification)

32	Certification of Periodic Financial Report (Section 906 Certification)

[27]	Incorporated by reference to exhibit 99.1 on Form 8-K dated July 20, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of May 2008.

1ST CENTENNIAL BANCORP

/s/ Thomas E. Vessey
Thomas E. Vessey
President and Chief Executive Officer

/s/ Beth Sanders
Beth Sanders
Executive Vice President and Chief Financial Officer