Form 10-Q
period 2008-06-30
1ST CENTENNIAL BANCORP
filed 2008-08-11
CIK 1097081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to section 13 or 15(d) of the Securities

Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

Yes  ☐    No  ☑

The number of shares of Common Stock of the registrant outstanding as of July 31, 2008 was 4,899,081 shares.

PART I – FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

June 30, 2008 and December 31, 2007

Dollars in thousands, except share data	2008	2007
	(Unaudited)
ASSETS
Cash and due from banks	$56,598	$11,075
Interest-bearing deposits in financial institutions	2,073	1,862
Investment securities, available for sale	124,348	126,136
Stock investments restricted, at cost	4,322	3,518
Loans, net of allowance for loan losses of $9,936 and $6,805	534,324	514,644
Accrued interest receivable	3,777	4,503
Premises and equipment, net	2,839	2,985
Goodwill	4,180	4,180
Cash surrender value of life insurance	14,863	14,562
Other real estate owned	7,273	2,343
Other assets	8,182	3,693

Total assets	$762,779	$689,501

LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$107,343	$110,125
Interest-bearing deposits	435,110	367,830

Total deposits	542,453	477,955
Accrued interest payable	603	826
Federal funds purchased	—	2,560
Borrowings from Federal Home Loan Bank	81,500	64,500
Repurchase agreements	75,113	75,113
Other liabilities	3,740	3,925
Subordinated notes payable to subsidiary trusts	12,300	12,300

Total liabilities	715,709	637,179

SHAREHOLDERS’ EQUITY
Common stock, no par value; authorized 10,000,000 shares, issued and outstanding 4,899,081 and 4,866,145 shares at June 30, 2008 and December 31, 2007, respectively	29,259	29,001
Retained earnings	17,688	21,921
Accumulated other comprehensive income	123	1,400

Total shareholders’ equity	47,070	52,322

Total liabilities and shareholders’ equity	$762,779	$689,501

The accompanying notes are an integral part of these consolidated financial statements.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Three and six Months Ended June 30, 2008 and 2007 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Dollar amounts in thousands, except per share amounts	2008	2007	2008	2007
Interest income:
Loans, including fees	$7,701	$10,804	$17,269	$21,176
Deposits in financial institutions	23	29	46	66
Federal funds sold	62	94	74	216
Investments
Taxable	1,425	691	2,851	1,372
Tax-exempt	240	249	510	494

Total interest income	9,451	11,867	20,750	23,324

Interest expense:
Interest bearing demand and savings deposits	918	1,664	2,240	3,213
Time deposits $100,000 or greater	798	1,055	1,799	1,979
Other time deposits	755	979	1,388	1,869
Interest on borrowed funds	997	854	2,700	1,663

Total interest expense	3,468	4,552	8,127	8,724

Net interest income	5,983	7,315	12,623	14,600
Provision for loan losses	6,200	300	11,305	400

Net interest income (expense) after provision for loan losses	(217)	7,015	1,318	14,200

Noninterest income:
Customer service fees	473	433	909	832
Gains from sale of loans	121	243	324	273
Conduit loan referral income	127	382	386	637
Other income	430	197	795	419

Total noninterest income	1,151	1,255	2,414	2,161

Noninterest expense:
Salaries and employee benefits	2,395	2,668	5,341	5,362
Net occupancy expense	572	560	1,139	1,148
Other operating expense	2,783	1,582	4,678	3,238

Total noninterest expense	5,750	4,810	11,158	9,748

Income (loss) before provision for income taxes (benefits)	(4,816)	3,460	(7,426)	6,613
Provision for income taxes (benefits)	(2,038)	1,314	(3,193)	2,492

Net income (loss)	$(2,778)	$2,146	$(4,233)	$4,121

Basic earnings (loss) per share[1]	$(0.57)	$0.44	$(0.87)	$0.85

Diluted earnings (loss) per share[1]	$(0.57)	$0.40	$(0.87)	$0.77

[1]	Adjusted for the 50% stock distribution declared for shareholders of record on May 1, 2007, and distributed May 15, 2007.

The accompanying notes are an integral part of these consolidated financial statements.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Six Months Ended June 30, 2008 and 2007 (Unaudited)

Dollar amounts in thousands, except share amounts

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, DECEMBER 31, 2006	3,212,215	$27,998	$14,038	$161	$42,197

Comprehensive income:
Net income	—	—	4,121	—	4,121
Change in net unrealized gain on investment securities available for sale, after tax effects	—	—	—	(970)	(970)

Total comprehensive income					3,151

Stock Distribution	1,614,406	—	—	—	—
Cash paid in lieu of fractional shares	—	—	(6)		(6)
Compensation expense on incentive stock options	—	301	—	—	301
Exercise of stock options, including tax benefit	30,245	293	—	—	293

BALANCE, JUNE 30, 2007	4,856,866	$28,592	$18,153	$(809)	$45,936

BALANCE, DECEMBER 31, 2007	4,866,145	$29,001	$21,921	$1,400	$52,322

Comprehensive income (loss):
Net loss	—	—	(4,233)	—	(4,233)
Change in net unrealized gain on investment securities available for sale, after tax effects	—	—	—	(1,277)	(1,277)

Total comprehensive income (loss)					(5,510)

Compensation expense on incentive stock options	—	299	—	—	299
Stock repurchases	—	(294)	—	—	(294)
Exercise of stock options, including tax benefit	32,936	253	—	—	253

BALANCE, JUNE 30, 2008	4,899,081	$29,259	$17,688	$123	$47,070

The accompanying notes are an integral part of these consolidated financial statements.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2008 and 2007 (Unaudited)

Dollar amounts in thousands	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,233)	$4,121
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	308	326
Gain from sale of investments	(268)	(34)
Provision for loan losses	11,305	400
Amortization of deferred loan fees	(167)	(655)
Fair value of stock options and restricted stock awards in noninterest expense	317	319
Deferred income tax expense (benefit)	(278)	(686)
Net amortization of premiums (discounts) on investments and interest-bearing deposits	(150)	(46)
Increase in cash surrender value of life insurance	(301)	(225)
Change in:
Accrued interest receivable	726	(116)
Other assets	(9,151)	(738)
Accrued interest payable	(223)	19
Other liabilities	(409)	128

Net cash provided by (used in) operating activities	(2,524)	2,813

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits in financial institutions	(174)	1,027
Activity in available for sale securities:
Purchases of securities	(24,331)	(9,760)
Proceeds from sales, maturities and principal repayments of securities	25,457	5,621
Purchases of Federal Home Loan Bank stock	(804)	(291)
Net increase in loans	(30,818)	(30,273)
Acquisition of other real estate owned	—	(769)
Additions to bank premises and equipment	(162)	(182)

Net cash used in investing activities	(30,832)	(34,627)

The accompanying notes are an integral part of these consolidated financial statements.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Six Months Ended June 30, 2008 and 2007 (Unaudited)

Dollar amounts in thousands	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in noninterest-bearing demand deposits	(2,782)	(3,593)
Net increase in interest-bearing deposits	67,280	40,518
Redemptions from federal funds purchased	(2,560)	—
Proceeds from Federal Home Loan Bank borrowings	17,000	—
Stock repurchases	(294)	—
Cash paid in lieu of fractional shares	—	(6)
Proceeds from exercise of stock options	235	293

Net cash provided by financing activities	78,879	37,212

Net increase in cash and cash equivalents	45,523	5,398
CASH AND CASH EQUIVALENTS, BEGINNING	11,075	21,285

CASH AND CASH EQUIVALENTS, ENDING	$56,598	$26,683

SUPPLEMENTAL INFORMATION:
Interest paid	$8,350	$8,705

Income taxes paid	$125	$2,230

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to other real estate owned	$5,396	$171

The accompanying notes are an integral part of these consolidated financial statements.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

1st Centennial Bancorp (“the Company”) is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended and is headquartered in Redlands, California. The Company was incorporated in August 1999 and acquired 100% of the outstanding shares of 1st Centennial Bank (“the Bank”) in December 1999. The Bank operates six full service branches and three loan production offices, which provide commercial and consumer banking services and also a broad array of products and services throughout its operating areas in Southern California. The Bancorp owns 100% of the common stock of two unconsolidated special purpose business trusts, “Centennial Capital Trust II” and “Centennial Capital Trust III “ created for the purpose of issuing capital trust pass-through securities.

Basis of Presentation

The unaudited financial information included herein has been prepared in conformity with the accounting principles and practices disclosed in the consolidated financial statements, Note 1, included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2007, filed with the Securities and Exchange Commission (“SEC”). The accompanying interim consolidated financial statements contained herein are unaudited. However, in the opinion of the Company, all adjustments, consisting of normal recurring items necessary for a fair presentation of the operating results for the periods shown, have been made. The results of operations for the three and six months ended June 30, 2008 may not be indicative of operating results for the full year ending December 31, 2008. All material intercompany balances and transactions have been eliminated in consolidation. As used throughout this report, the terms “we”, “our”, or “us” refer to the Company and its consolidated subsidiary.

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reflected in the consolidated financial statements and accompanying notes. Significant estimates include but are not limited to allowance for loan losses.

These interim consolidated financial statements should be read in conjunction with our consolidated financial statements, and the notes thereto, included in our Form 10-K for the year ended December 31, 2007.

Note 2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but applies under other existing accounting pronouncements that require or permit fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and, therefore, should be determined based on the assumptions that market participants would use in pricing that asset or liability. SFAS No. 157 also establishes a fair value hierarchy that distinguishes between market participant assumptions developed based on market data obtained from independent sources and the Company’s own assumptions about market participant assumptions based on the best information available. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years with earlier adoption permitted. The adoption of SFAS No. 157 did not have an impact on the Company’s consolidated financial statements and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 which is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has decided not to adopt SFAS No. 159.

Note 3. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share represents income (loss) available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding, if potential dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Due to the loss for the three and six months ended June 30, 2008, no potentially dilutive shares are included in the diluted loss per share calculation, as including such shares in the calculation would be anti-dilutive. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method. Earnings (loss) per share calculations were adjusted to give retroactive effect to stock dividends and distributions.

The weighted average number of shares used in computing basic and diluted earnings (loss) per share is as follows:

Earnings (loss) per share calculation

For the three months ended June 30,

(In thousands, except per share amounts)

	2008			2007
	Net Loss	Weighted average shares	Per share amount	Net Income	Weighted average shares	Per share amount
Basic earnings (loss) per share	$(2,778)	4,897	$(0.57)	$2,146	4,843	$0.44
Effect of dilutive shares:
assumed exercise of outstanding options(1)	—	—	—	—	541	(0.04)
Diluted earnings (loss) per share	$(2,778)	4,897	$(0.57)	$2,146	5,384	$0.40

(1)	For the three months ended June 30, 2008, the dilutive effect of 170,717 shares of our 944,955 outstanding stock options was excluded from the computation of earnings per share due to anti-dilution.

Earnings (loss) per share calculation

For the six months ended June 30,

(In thousands, except per share amounts)

	2008			2007
	Net Loss	Weighted average shares	Per share amount	Net Income	Weighted average shares	Per share amount
Basic earnings (loss) per share	$(4,233)	4,886	$(0.87)	$4,121	4,831	$0.85
Effect of dilutive shares:
assumed exercise of outstanding options(2)	—	—	—	—	541	(0.08)
Diluted earnings (loss) per share	$(4,233)	4,886	$(0.87)	$4,121	5,372	$0.77

(2)	For the six months ended June 30, 2008, the dilutive effect of 170,717 shares of our 944,955 outstanding stock options was excluded from the computation of earnings per share due to anti-dilution.

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

The following table shows the amounts of total off-balance sheet commitments by category as of the dates indicated:

Off-Balance sheet commitments

	June 30, 2008	December 31, 2007
	(Dollars in Thousands)
Standby letters of credit	$7,344	$10,190
Undisbursed loans and lines of credit	162,697	196,698
Available credit card lines	3,880	3,537

Total off-balance sheet commitments	$173,921	$210,425

Note 5. STOCK REPURCHASE PROGRAM

We have decided to temporarily suspend our stock repurchase program that was approved by the Board of Directors on September 21, 2007, to incrementally repurchase up to an aggregate of $3.0 million of the Company’s common stock. While there are presently no restrictions on our ability to repurchase shares of our stock, given the uncertainty associated with the current credit conditions and the continued weakness in the housing market, our desire is to preserve both capital and liquidity at the present time.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion focuses primarily on the results of operations of the Company and its subsidiary on a consolidated basis for the three and six months ended June 30, 2008 and 2007, and the financial condition of the Company as of June 30, 2008 and December 31, 2007.

Management’s discussion and analysis is written to provide greater insight into the results of operations and the financial condition of the Company and its subsidiary. For a more complete understanding of the Company and its operations, reference should be made to the consolidated financial statements included in this report and in the Company’s 2007 Annual Report on Form 10-K.

Certain statements in this report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, possible future deteriorating economic conditions in the Company’s areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising interest rates; risks of available-for-sale securities declining significantly in value as interest rates rise or issuer’s of such securities suffering financial losses; and regulatory risks associated with the variety of current and future regulations to which the Company is subject. All of these risks could have a material adverse impact on the Company’s consolidated financial condition, results of operations or prospects, and these risks should be considered in evaluating the Company. Segment reporting is not presented since the Company’s revenue is attributed to a single reportable segment. For additional information concerning these factors, refer to the Company’s Form 10-K for the year ended December 31, 2007 and Part II, Item 4A herein.

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

As the Company adds new products and expands its geographic coverage, it increases the complexity of its loan portfolio. The Company will enhance its methodologies to keep pace with the size and complexity of the loan portfolio. Management might report a materially different amount for the provision for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management’s Discussion and Analysis section entitled “Financial Condition—Allowance for Loan Losses.” Although Management believes the level of the allowance as of June 30, 2008 was adequate to absorb probable losses inherent in the loan portfolio, a decline in the local economy may result in increasing losses that cannot reasonably be predicted at this time.

SUMMARY OF PERFORMANCE

Results of operations summary

Second quarter analysis. Net loss for the quarter ended June 30, 2008 was $(2.778) million, which is $4.924 million lower than the net income of $2.146 million for the same period in 2007. Basic and diluted (loss) per share were $(0.57) for the three months ended June 30, 2008, as compared to basic and diluted earnings per share of $0.44 and $0.40 respectively, for the same period in 2007. Earnings per share calculations were adjusted to give retroactive effect to stock dividends and distributions, including the 50% stock distribution paid on May 15, 2007 to shareholders of record as of May 1, 2007. Return on average assets and return on average equity for the three months ended June 30, 2008 were (1.55)% and (22.28)% respectively, as compared to 1.48% and 18.87% respectively, for the same period in 2007.

The primary factors behind the net loss for the quarter ended June 30, 2008 relative to the net income for the same period in 2007 are as follows:

•

Total interest income and net interest margin decreased by $2.4 million or 20% to $9.5 million and 179 basis points or 33% to 3.57%, respectively, primarily due to lower yields on our loan portfolio reflecting the 325 basis point reduction in the Federal Reserve Bank federal funds rate since June 30, 2007 and the reversal of interest income relating to the $82.6 million increase in nonaccrual loans on a comparative year basis. The decrease in interest income was partially offset by lower interest expense of $1.1 million or 24% reflecting the downward trend in interest rates as noted above by the Federal Reserve.

•	Provision for loan losses increased $5.9 million to $6.2 million, primarily due to the increase in nonperforming loans at June 30, 2008 to $85.5 million as compared to $4.2 million at June 30, 2007.

•

Total noninterest expense increased $940,000 or 20% to $5.8 million primarily related to an increase in other real estate owned (“OREO”) expense of $648,000 and Federal Deposit Insurance Corporation (“FDIC”) insurance expense of $118,000, partially offset by a decrease in salaries and employee benefits of $273,000 or 10% to $2.4 million. The decrease in salary and employee expense was related to the reversal of $280,000 of bonus incentive accrual due to the Company’s lower performance levels.

Six-month analysis. Net loss for the six months ended June 30, 2008 was $(4.2) million, which is $8.4 million lower than net income of $4.1 million for the same period in 2007. Basic and diluted loss per share were $(0.87) for the six months ended June 30, 2008, as compared to basic and diluted earnings per share of $0.85 and $0.77 respectively, for the same period in 2007. Earnings (loss) per share calculations were adjusted to give retroactive effect to stock dividends and distributions. Return on average assets and return on average equity for the six months ended June 30, 2008 were (1.20)% and (16.37)% respectively, as compared to 1.45% and 18.65% respectively, for the same period in 2007.

The primary factors behind the variance in results of operations for the six months ended June 30, 2008 relative to the same period in 2007 are as follows:

•

Total interest income and net interest margin decreased by $2.6 million or 11% to $20.8 million and 167 basis points or 30% to 3.81%, respectively, primarily due to lower yields on our loan portfolio reflecting the 325 basis points reduction in the Federal Reserve Bank federal funds rate since June 30, 2007 and the reversal of interest income relating to the $74.7 million increase in nonaccrual loans since December 31, 2007. The decrease in interest income was partially offset by lower interest expense of $597,000 or 7% reflecting the downward trend in interest rates as noted above by the Federal Reserve.

•	Provision for loan losses increased $10.9 million to $11.3 million, which is primarily related to the increase in nonperforming loans to $85.5 million.

•

Total noninterest expense increased $1.4 million or 14% to $11.2 million primarily related to an increase in OREO expense of $725,000, FDIC insurance expense of $199,000 and expenses related to nonaccrual loans of $132,000.

Financial Condition Summary

The Company’s total assets were $762.8 million at June 30, 2008, an increase of $73.2 million, or 11%, compared to total assets of $689.5 million at December 31, 2007. The most significant changes in the Company’s consolidated statement of condition during the six months ended June 30, 2008 are outlined below:

•

Cash and due from banks was $56.6 million at June 30, 2008 or an increase of $45.5 million as compared to $11.1 million at December 31, 2007. This increase was primarily the result of the increase in interest-bearing deposits to $542.5 million as compared to $478.0 million at December 31, 2007.

•

The increase in interest-bearing deposit accounts was primarily the result of the Company’s efforts to attract new customers to participate in the Certificate of Deposit Account Registry Service (CDARS). Since December 31, 2007 the Company increased CDARS deposits by $37.4 million. The increase was partially offset by the reduction in brokered certificates of deposits of $27.1 million that matured and were replaced with less expensive Federal Home Loan Bank (“FHLB”) borrowings, which increased $17.0 million to $81.5 million from December 31, 2007 to June 30, 2008.

•

Nonperforming assets at June 30, 2008 increased $77.5 million to $92.8 million, from $15.3 million at December 31, 2007, and represented 16.82% and 2.48% of total gross loans including OREO, respectively.

The increase in nonaccrual loans was primarily attributable to the addition of 34 construction and development loans totaling $83.5 million and one commercial real estate loan totaling $1.2 million that were placed on non-accrual status during the six months ended June 30, 2008. The additions were partially offset by the transfer of two construction loans totaling $6.0 million to OREO during the six months ended June 30, 2008.

RESULTS OF OPERATIONS

The Company earns income from two primary sources. The first is net interest income, which is interest income generated by interest-earning assets, less interest expense on interest-bearing liabilities. The second is noninterest income, which primarily consists of customer service fees but also comes from non-customer sources such as loan sales, bank-owned life insurance, and other income. The majority of the Company’s noninterest expenses are operating costs that relate to providing a full range of banking services to our customers.

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

The Company’s net interest margin as of June 30, 2008 was 3.57% compared to 5.36% for the same period in 2008, due to a combination of the Federal Reserve Bank interest rate cuts and the reversal of interest income on nonaccrual loans. The yield on total interest earning assets decreased 3.07% to 5.63% while the cost on total deposits and other borrowings decreased 1.84% to 2.47% for the three months ended June 30, 2008.

Since June 30, 2007 the Federal Reserve Bank cut the federal funds rate seven times for a total of 325 basis points, which in turn lowers the prime rate. The Federal Reserve Bank rate cuts, coupled with the reversal of interest income on nonaccrual loans of approximately $2.4 million relating to the addition of $74.7 million in nonaccrual loans since December 31, 2007 impacted the yield on loans, which decreased 2.89%, while deposit rates decreased 1.03%. Had the increase in nonaccrual loans not occurred, the net interest margin as of June 30, 2008 would have been 4.53%.

During 2008, the Company increased its FHLB borrowings primarily to replace more expensive brokered certificates of deposits. As a result, from June 30, 2007 to June 30, 2008 the percentage of total average interest-bearing deposits represented by other time deposits, which included brokered certificates of deposits, slightly increased to 23% from 22%.

Second quarter analysis. During the three months ended June 30, 2008, total interest-earning assets averaged $674.7 million, which represented an increase of $127.5 million or 23%, as compared to $547.3 million for the same period in 2007. This increase is primarily attributable to the increase of $70.6 million in loans, coupled with the increase in $52.5 million in the average balance of investment securities. Total interest-bearing deposits and other interest-bearing liabilities averaged $564.8 million, which represented an increase of $141.2 million or 33%, as compared to $423.5 million for the same period in 2007. This increase is primarily attributable to the $79.1 million increase in average balance of FHLB borrowings, coupled with the $45.1 million increase in the average balance of repurchase agreements during the three months ended June 30, 2008 as compared to the same period last year.

The Company reported total interest income of $9.5 million for the three months ended June 30, 2008, which represented a decrease of $2.4 million or 20%, over total interest income of $11.9 million for the same period in 2007. The Company reported total interest expense of $3.5 million for the three months ended June 30, 2008, which represented a decrease of $1.1 million or 24%, over total interest expense of $4.6 million for the same period in 2007. For the three months ended June 30, 2008, net interest income before provision for loan losses was $6.0 million, which represented a decrease of $1.3 million or 18%, over net interest income before provision for loan losses of $7.3 million for the same period in 2007.

Six-month analysis. The Company’s year-to-date net interest margin as of June 30, 2008 was 3.81% compared to 5.48% for the same period in 2007. The decrease in net interest margin was due to lower interest rates in response to the Federal Reserve Bank interest rate cuts and the reversal of interest income on nonaccrual loans partially offset by lower borrowing costs for deposits and borrowings. The yield on total interest earning assets decreased 2.49% to 6.26% while the cost on total deposits and other borrowings decreased 1.28% to 2.96% for the six months ended June 30, 2008 as compared to the same period last year.

The decrease in rates paid for money market deposits and time deposits, partially offset by the increase in the average balance on these liabilities were the major contributors toward compressing our net interest margin. From June 30, 2007 to June 30, 2008, the percentage of total average interest-bearing deposits represented by time deposits slightly decreased to 44% from 45%. The shift in this average deposit mix also contributed to the reduction of the net interest margin in the first six months of 2008 versus 2007.

For the six months ended June 30, 2008, total interest-earning assets averaged $666.9 million, which represented an increase of $129.5 million or 24%, as compared to $537.3 million for the same period in 2007. This increase is primarily attributable to the $77.7 million or 17% increase in average balance of loans to $530.0 million coupled with the $51.8 million or 61% increase in the average balance of investment securities to $136.8 million. Total interest-bearing deposits and other interest-bearing liabilities averaged $552.2 million for the six months ended June 30, 2008, which represented an increase of $137.4 million or 33%, as compared to $414.8 million for the same period in 2007. This increase is primarily attributable to the increase in money market and time deposits, coupled with the increase of $45.1 million in the average balance of repurchase agreements and FHLB borrowings of $77.9 million, partially offset by a decrease in subsidiary notes payable to subsidiary trusts of $6.0 million.

The Company reported total interest income of $20.8 million for the six months ended June 30, 2008, which represented a decrease of $2.6 million or 11%, as compared to total interest income of $23.3 million for the same period in 2007. The decrease in interest income for the six months ended June 30, 2008, when compared to the same period in 2007 is primarily the result of decreases in interest income and fees on loans of $3.9 million, partially offset by an increase in the average loan balances of $77.7 million, coupled with an increase of $1.5 million in interest income on taxable investments, resulting in part by the increase in the average balance of $52.6 million in taxable investment securities. The increase in taxable investment securities was primarily the purchase of federally insured mortgage-backed securities.

The following table shows the average interest-earning assets and interest-bearing liabilities; the amount of interest income or interest expense; and the average yield or rate for each category of interest-earning assets and interest- bearing liabilities and the net interest margin (net interest income divided by average earning assets) for the periods indicated.

Distribution, Yield and Rate1 Analysis of Net Interest Income

	For the Three Months Ended June 30,
	2008			2007
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
	(Dollars in Thousands)
Interest-earning Assets:
Federal funds sold	$12,587	$62	1.98%	$7,404	$94	5.09%
Interest-bearing deposits in financial institutions	1,815	23	5.10%	2,305	29	5.05%
Investment securities:[2]
Taxable	103,067	1,425	5.56%	50,549	691	5.48%
Non-taxable	23,425	240	4.12%	23,791	249	4.20%

Total investments	140,894	1,750	5.00%	84,049	1,063	5.07%
Loans[3]	533,832	7,701	5.80%	463,223	10,804	9.36%

Total interest-earning assets	$674,726	9,451	5.63%	$547,272	11,867	8.70%

Interest-bearing Liabilities:
Interest-bearing deposits
Interest-bearing demand deposits	$21,004	7	0.13%	$20,051	17	0.34%
Money market deposits	181,555	903	2.00%	168,081	1,620	3.87%
Savings deposits	11,662	8	0.28%	13,121	27	0.83%
Time deposits $100,000 or greater	91,235	798	3.52%	87,820	1,055	4.82%
Other time deposits	89,926	755	3.38%	83,294	979	4.71%

Total interest-bearing deposits	395,382	2,471	2.51%	372,367	3,698	3.98%

FHLB borrowings	80,841	610	3.03%	1,703	23	5.42%
Federal funds purchased	1,115	7	2.53%	1,170	15	5.14%
Repurchase agreements	75,113	198	1.06%	30,000	446	5.96%
Subordinated notes payable to subsidiary trusts	12,300	182	5.95%	18,306	370	8.11%

Total borrowings	169,369	997	2.37%	51,179	854	6.69%

Total interest-bearing liabilities	$564,751	3,468	2.47%	$423,546	4,552	4.31%

Net interest income		$5,983			$7,315

Net interest margin[4]			3.57%			5.36%

[1]	Average rates/yields for these periods have been annualized using actual days.

[2]	Yields on securities have not been adjusted to a tax equivalent basis because the impact is not material.

[3]

Loans are gross, which excludes the allowance for loan losses, and net of deferred fees. Nonaccrual loans are included in the table for computation purposes, but the foregone interest on such loans is excluded.

[4]	Net interest income as a percentage of average interest-earning assets.

Distribution, Yield and Rate5 Analysis of Net Interest Income

	For the Six Months Ended June 30,
	2008			2007
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
	(Dollars in Thousands)
Interest-earning Assets:
Federal funds sold	$7,369	$74	2.02%	$8,334	$216	5.23%
Interest-bearing deposits in financial institutions	1,796	46	5.15%	2,617	66	5.09%
Investment securities:[6]
Taxable	103,035	2,851	5.56%	50,428	1,372	5.49%
Non-taxable	24,647	510	4.16%	23,651	494	4.21%

Total investments	136,847	3,481	5.12%	85,030	2,148	5.09%
Loans[7]	530,015	17,269	6.55%	452,300	21,176	9.44%

Total interest-earning assets	$666,862	20,750	6.26%	$537,330	23,324	8.75%

Interest-bearing Liabilities:
Interest-bearing deposits
Interest-bearing demand deposits	$18,707	14	0.15%	$22,222	40	0.36%
Money market deposits	182,313	2,205	2.43%	164,903	3,117	3.81%
Savings deposits	12,112	21	0.35%	13,437	56	0.84%
Time deposits $100,000 or greater	91,919	1,799	3.94%	83,160	1,979	4.80%
Other time deposits	75,692	1,388	3.69%	81,107	1,869	4.65%

Total interest-bearing deposits	380,743	5,427	2.87%	364,829	7,061	3.90%

FHLB borrowings	78,742	1,376	3.51%	856	23	5.42%
Federal funds purchased	5,278	95	3.62%	823	22	5.39%
Repurchase agreement	75,113	839	2.25%	30,000	883	5.94%
Subordinated notes payable to subsidiary trusts	12,300	390	6.38%	18,306	735	8.10%

Total borrowings	171,433	2,700	3.17%	49,985	1,663	6.71%

Total interest-bearing liabilities	$552,176	8,127	2.96%	$414,814	8,724	4.24%

Net interest income		$12,623			$14,600

Net interest margin[8]			3.81%			5.48%

[5]	Average rates/yields for these periods have been annualized using actual days.

[6]	Yields on securities have not been adjusted to a tax equivalent basis because the impact is not material.

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

Rate9/Volume Analysis of Net Interest Income

	Three Months Ended June 30, 2008 vs. 2007			Six Months Ended June 30, 2008 vs. 2007
	Increases (Decreases) Due to			Increases (Decreases) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in Thousands)
Increase (Decrease) in Interest Income:
Federal funds sold	$66	$(98)	$(32)	$(25)	$(117)	$(142)
Interest-bearing deposits in financial institutions	(6)	—	(6)	(21)	1	(20)
Investment securities:[10]
Taxable	718	16	734	1,431	48	1,479
Non-taxable	(4)	(5)	(9)	21	(5)	16
Loans[11]	1,647	(4,750)	(3,103)	3,638	(7,545)	(3,907)

Total	$2,421	$(4,837)	$(2,416)	$5,044	$(7,618)	$(2,574)

Increase (Decrease) in Interest Expense:
Interest-bearing demand deposits	$1	$(11)	$(10)	$(6)	$(20)	$(26)
Money market deposits	130	(847)	(717)	329	(1,241)	(912)
Savings deposits	(3)	(16)	(19)	(6)	(29)	(35)
Time deposits $100,000 or greater	41	(298)	(257)	208	(388)	(180)
Other time deposits	78	(302)	(224)	(125)	(356)	(481)
FHLB borrowings	1,066	(479)	587	2,099	(746)	1,353
Federal funds purchased	(1)	(7)	(8)	119	(46)	73
Repurchase agreement	671	(919)	(248)	1,328	(1,372)	(44)
Subordinated notes payable to subsidiary trusts	(121)	(67)	(188)	(241)	(104)	(345)

Total	$1,862	$(2,946)	$(1,084)	$3,705	$(4,302)	$(597)

Total change in net interest income	$559	$(1,891)	$(1,332)	$1,339	$(3,316)	$(1,977)

[9]	Rates for these periods on which calculations are based have been annualized using actual days.

[10]	Yields on securities have not been adjusted to a tax equivalent basis because the impact is not material.

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

The provision for loan losses totaled $11.3 million for the six months ended June 30, 2008. This represented an increase of $10.9 million when compared to $400,000 for the same period in 2007. The Company increased its loan loss provision primarily due to credit quality concerns stemming from the increase in nonaccrual loans from $10.7 million at December 31, 2007 to $85.5 million at June 30, 2008; an increase in net charge-offs as noted below, and the deteriorating economic conditions and increased weakness in the real estate sector in Southern California, especially the Inland Empire (San Bernardino and Riverside counties).

For the six months ended June 30, 2008 and 2007, the Company had net charge-offs of $8.2 million and $41,000, respectively. The process for monitoring the adequacy of the allowance for loan losses, as well as supporting documentation regarding the allowance for loan losses is analyzed below. See “Allowance for Loan Losses”.

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

Second quarter analysis. Noninterest income totaled $1.2 million for the three months ended June 30, 2008. This represented a decrease of $104,000 or 8% when compared to $1.3 million for the same period in 2007.

The decrease in noninterest income was primarily attributable to the decrease in gains from the sale of SBA loans of $122,000 or 50% as a result of less loans sold during the three months ended June 30, 2008, and a decrease in conduit loan referral income of $255,000 or 67% as a result of lower loan referral volume when compared to the same period in 2007. These decreases were partially offset by the increase in other income of $233,000 during the three months ended June 30, 2008, when compared to the same period in 2007 as a result of the sales of investment securities resulting in a net gain of $138,000, compared to none for the same period in 2007.

For the three months ended June 30, 2008 as compared to 2007, noninterest income as an annualized percentage of average earning assets decreased to 0.69% from 0.92%.

Six-month analysis. Noninterest income totaled $2.4 million for the six months ended June 30, 2008. This represented an increase of $253,000 or 12% when compared to $2.2 million for the same period in 2007.

The increase in noninterest income was due to the increase in gain on sale of investment securities of $268,000, coupled with increases in customer service fees of $77,000 and gains on sale of loans of $51,000 partially offset by a decrease of $251,000 in conduit loan referral income for the six months ended June 30, 2008 as compared to the same period last year.

For the six months ended June 30, 2008 as compared to 2007, noninterest income as an annualized percentage of average earning assets decreased to 0.73% from 0.81%.

The following table sets forth components of the Company’s noninterest income for the periods indicated and expresses the amounts as a percentage of total noninterest income:

Noninterest Income

	For the Three Months Ended June 30,
	2008		2007
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Customer service fees	$473	41.10%	$433	34.50%
Gains from sale of loans	121	10.51%	243	19.36%
Increase in cash surrender value of life insurance	147	12.77%	114	9.08%
Broker fee income	16	1.39%	39	3.11%
Conduit loan referral income	127	11.03%	382	30.44%
Other miscellaneous income	267	23.20%	44	3.51%

Total noninterest income	$1,151	100.00%	$1,255	100.00%

As a percentage of average earning assets (annualized)		0.69%		0.92%

Noninterest Income

	For the Six Months Ended June 30,
	2008		2007
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Customer service fees	$909	37.66%	$832	38.50%
Gains from sale of loans	324	13.42%	273	12.63%
Increase in cash surrender value of life insurance	301	12.47%	225	10.41%
Broker fee income	23	0.95%	81	3.75%
Conduit loan referral income	386	15.99%	637	29.48%
Other miscellaneous income	471	19.51%	113	5.23%

Total noninterest income	$2,414	100.00%	$2,161	100.00%

As a percentage of average earning assets (annualized)		0.73%		0.81%

NONINTEREST EXPENSE

Noninterest expense for the Company includes salaries and employee benefits, net occupancy and equipment expense, marketing expense, data processing and professional fees, and other operating expenses.

Three-month analysis. Noninterest expense totaled $5.8 million for the three months ended June 30, 2008. This represented an increase of $940,000 or 20% when compared to $4.8 million for the same period in 2007, which was primarily due to an increase in OREO expenses of $648,000, FDIC expense of $118,000 and director deferred compensation expense of $79,000, partially offset by a decrease of $273,000 in salary and employee benefits. The increase in OREO expenses was primarily due to the increase in OREO to $7.3 million at June 30, 2008 as compared to $2.3 million at December 31, 2007, and as compared to $940,000 at June 30, 2007. The increase in the FDIC expense was primarily due to the FDIC’s new risk-based insurance assessment system that became effective January 1, 2007. As a result of the new assessment system, a credit adjustment from the FDIC of $161,000 for prior years payments was used to offset the March 31 and June 30 2007 FDIC quarterly assessment costs, as compared to expense of 102,000 for the three months ended June 30, 2008. This credit adjustment also covered a portion of the September 30, 2007 FDIC quarterly assessment costs.

For the three months ended June 30, 2008 as compared to 2007, noninterest expense as an annualized percentage of average earning assets decreased to 3.43% from 3.53%. This decrease is primarily attributable to the increase of $127.5 million in interest earning assets partially offset by an increase in noninterest expenses of $940,000.

Six-month analysis. Noninterest expense totaled $11.2 million for the six months ended June 30, 2008. This represented an increase of $1.4 million or 14% when compared to $9.8 million for the same period in 2007. The increase in noninterest expense was primarily due to increases in OREO expenses of $725,000, FDIC expense of $194,000 and director deferred compensation expense of $157,000.

For the six months ended June 30, 2008 as compared to 2007, noninterest expense as an annualized percentage of average earning assets decreased to 3.36% from 3.66%. This decrease is primarily attributable to the increase of $129.5 million in interest earning assets partially offset by an increase in noninterest expenses of $1.4 million.

The following tables set forth components of the Company’s noninterest expense for the periods indicated and express the amounts as a percentage of total noninterest expense:

Noninterest Expense

	For the Three Months Ended June 30,
	2008		2007
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Salaries and employee benefits	$2,395	41.65%	$2,668	55.46%
Net occupancy expense	572	9.95%	560	11.64%
Marketing	240	4.17%	356	7.40%
Data processing fees	277	4.82%	273	5.68%
Professional fees	398	6.92%	214	4.45%
Postage, telephone, supplies	125	2.17%	133	2.77%
Directors’ fees	74	1.29%	74	1.54%
Other operating expense	1,669	29.03%	532	11.06%

Total noninterest expense	$5,750	100.00%	$4,810	100.00%

As a percentage of average earning assets (annualized)		3.43%		3.53%

Noninterest Expense

	For the Six Months Ended June 30,
	2008		2007
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Salaries and employee benefits	$5,341	47.87%	$5,362	55.00%
Net occupancy expense	1,139	10.21%	1,148	11.78%
Marketing	551	4.94%	668	6.85%
Data processing fees	548	4.91%	529	5.43%
Professional fees	657	5.89%	491	5.04%
Postage, telephone, supplies	262	2.35%	279	2.86%
Directors’ fees	148	1.32%	141	1.45%
Other operating expense	2,512	22.51%	1,130	11.59%

Total noninterest expense	$11,158	100.00%	$9,748	100.00%

As a percentage of average earning assets (annualized)		3.36%		3.66%

INCOME TAXES

Income tax benefits were $(3.2) million for the first six months of 2008 compared to income tax provision of $2.5 million for the first six months of 2007, representing effective tax (benefit) rates of (43.0)% and 37.7%, respectively, of pre-tax income (loss) for those periods. The amount of tax provision (benefits) is determined by applying the Company’s statutory income tax rates to pre-tax book income, adjusted for permanent differences between pre-tax book income and actual taxable income. Such permanent differences include but are not limited to tax-exempt interest income, increases in the cash surrender value of bank-owned life insurance, compensation expense associated with stock options and certain other expenses that are not allowed as tax deductions, and tax credits.

FINANCIAL CONDITION

GENERAL

The Company’s total assets were $762.8 million at June 30, 2008, an increase of $73.2 million, or 11%, compared to $689.5 million at December 31, 2007. Total net loans increased $19.7 million, or 4%, to $534.3 million at June 30, 2008 as compared to $514.6 million at December 31, 2007. The Company’s investment portfolio decreased $1.8 million or 1% to $124.3 million at June 30, 2008 as compared to $126.1 million at December 31, 2007. Total deposits at June 30, 2008 were $542.5 million, which represented an increase of $64.5 million, or 13% from total deposits of $478.0 million at December 31, 2007. The increase was primarily in interest-bearing deposits, which increased $67.3 million or 18% to $435.1 million at June 30, 2008 compared to $367.8 million at December 31, 2007. Noninterest-bearing demand deposits decreased $2.8 million or 3% to $107.3 million at June 30, 2008 compared to $110.1 million at December 31, 2007. The major components of the Company’s statement of financial condition are individually analyzed below, along with off-balance sheet information.

LOANS

Total gross loans were $544.6 million at June 30, 2008 as compared to $522.2 million at December 31, 2007. Total gross loans increased by $22.5 million, or 4% for the six months ended June 30, 2008. Total gross loans represented 71% of total assets at June 30, 2008 and 76% of total assets at December 31, 2007. Real estate loans, which include construction and development loans, increased $7.9 million or 2% to $330.8 million during the six months ended June 30, 2008. Commercial loans increased $12.6 million or 7% during the six months ended June 30, 2008 due to our focus in business development efforts in and around the marketplaces the Company serves. As of June 30, 2008, we have significantly curtailed originating construction and land loans, since new home construction has slowed down in the Riverside and San Bernardino counties of Southern California. We will be concentrating on originating loans for our commercial and consumer loan product line.

LOANS HELD FOR SALE

The Company actively generates SBA loans as part of its primary operating activity of making loans. The guaranteed portion of each individual loan is sold on the secondary market simultaneously with the booking of the loan, and therefore the Company has no inventory “held-for-sale,” unlike some institutions that warehouse loans to sell as “pools.” The Company retains the unguaranteed portion of the SBA loans. The total gain on sale of loans was $324,000 or 1.40% of total interest and noninterest income as of June 30, 2008 and $273,000 or 1.07% of total interest and noninterest income as of June 30, 2007. The Company reported the gain on sale of loans as operating activities on the Statement of Cash Flows.

The following table shows the amounts of total loans outstanding by category as of the dates indicated:

Loan Portfolio Composition

	June 30, 2008		December 31, 2007
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Real estate loans:
Construction and development	$241,959	44.43%	$240,550	46.06%
Residential loans	4,059	0.74%	2,505	0.48%
Commercial and multi-family	84,746	15.56%	79,820	15.29%
Commercial loans	194,075	35.63%	181,426	34.75%
Consumer loans	8,722	1.60%	8,556	1.64%
Equity lines of credit	9,999	1.84%	7,111	1.36%
Credit card and other loans	1,074	0.20%	2,191	0.42%

Total gross loans	544,634	100.00%	522,159	100.00%

Less:
Unearned income	(374)		(710)
Allowance for loan losses	(9,936)		(6,805)

Total net loans	$534,324		$514,644

NONPERFORMING ASSETS

Nonperforming assets include loans for which interest is no longer accruing, loans 90 or more days past due and still accruing, restructured loans and OREO.

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

The following are some specific steps the Company has taken in relation to nonperforming assets during the six months ended June 30, 2008:

•

We have reviewed our entire loan portfolio, with specific emphasis on our construction loan portfolio and feel confident that our allowance for loan losses is adequate to protect against probable known losses.

•	We have significantly curtailed our construction lending and will be concentrating on our commercial lending product line.

December 31, 2007 to June 30, 2008 analysis. Nonperforming assets at June 30, 2008 increased $77.5 million to $92.8 million, from $15.3 million at December 31, 2007, and represented 16.82% and 2.92% of total gross loans and OREO, respectively.

Nonaccrual loans:

The increase in nonaccrual loans during the six months ended June 30, 2008 to $85.5 million or 15.71 percent of total loans was primarily attributable to the addition of 34 construction and development loans totaling $83.5 million and one commercial real estate loan totaling $1.2 million that were placed on non-accrual.

As of June 30, 2008 nonaccrual loans totaled $85.5 million and have been adjusted for impairment that resulted in approximately $8.3 million in charge-offs during the six months ended June 30, 2008. The Company establishes a plan with each borrower that falls into nonaccrual status that is based on receiving payments, however, it is uncertain whether such a plan will prove to be successful. It is also uncertain to determine whether the loans that are currently classified as nonaccrual will require further adjustments for impairment.

Loans 90 days or more past due:

Loans 90 days or more past due decreased $2.2 million to $20,000 at June 30, 2008 as compared to December 31, 2007 and is attributable to one commercial real estate loan totaling $1.2 million that was transferred to nonaccrual status and the payoff of two commercial loans totaling $956,000.

OREO:

OREO is recorded at the fair value of the property at the time of acquisition. Fair value is based on current appraisals less estimated selling costs. The excess of the recorded loan balance over the estimated fair value of the property at the time of acquisition is charged to the allowance for loan losses. Any subsequent write downs are charged to noninterest expense and recognized as a valuation allowance. Subsequent increases in the fair value of the asset less selling costs reduce the valuation allowance, but not below zero, and are credited to noninterest expense. Operating expenses of such properties and gains and losses on their disposition are included in noninterest income and expense.

During the six months ended June 30, 2008, the Company acquired through foreclosure the underlying real property collateralizing 3 construction and development loans totaling $6.3 million and one commercial loan totaling 139,000, respectively. During the three months ended June 30, 2008, we recorded $467,000 in write-offs reflecting the lower of cost or market valuation of OREO.

June 30, 2007 to June 30, 2008 analysis. Nonperforming assets at June 30, 2008 increased $87.6 million to $92.8 million, from $5.2 million at June 30, 2007, and represented 15.71% and 0.91% of total gross loans and OREO, respectively. The increase in nonperforming assets was primarily due to the increase in nonaccrual loans of $82.6 million and OREO of $6.3 million between June 30, 2007 and June 30, 2008.

Nonaccrual loans:

The increase in nonaccrual loans was primarily attributable to the addition of 36 construction and development loans totaling $83.5 million, 4 commercial loans totaling $572,000 and one commercial real estate loan totaling $1.2 million that were placed on non-accrual status since June 30, 2007. The additions were partially offset by the payoff of four commercial loans totaling $2.6 million.

OREO:

Since June 30, 2007, the Company acquired through foreclosure the underlying real property collateralizing four construction and land development loans totaling $6.4 million, net of write-downs of $467,000. On a sequential quarter basis, March 31, 2008 to June 30, 2008, there were no additional acquisitions of foreclosed properties.

Except for nonperforming assets and impaired loans, Management is not aware of any loans as of June 30, 2008 for which known credit problems of the borrower would cause serious doubt as to the ability of such borrowers to comply with their present loan repayment terms. Management cannot, however, predict the extent to which the deterioration in general economic conditions, real estate values, increase in general rates of interest, changing financial conditions or business of a borrower may adversely affect a borrower’s ability to repay.

The following table provides information with respect to the components of the Company’s nonperforming assets as of the dates indicated:

Nonperforming Assets

	June 30, 2008	December 31, 2007	June 30, 2007
	(Dollars in Thousands)
Nonaccrual loans:[12]
Real estate loans:
Construction and development	$82,879	$9,994	$—
Residential loans	—	—	17
Commercial and multi-family	1,223	—	—
Commercial loans	864	736	2,879
Consumer loans	—	—	—
Equity lines of credit	90	—	—
Credit card and other loans	413	—	—

Total nonaccrual loans	85,469	10,730	2,896

Loans 90 days or more past due (as to principal or interest) and still accruing:
Real estate loans:
Construction and development	—	—	1,320
Residential loans	—	—	—
Commercial and multi-family	—	1,223	—
Commercial loans	—	979	—
Consumer loans	—	—	—
Equity lines of credit	—	—	—
Credit card and other loans	20	18	—

Total loans 90 days or more past due and still accruing	20	2,220	1,320

Restructured loans[13]	—	—	—

Total nonperforming loans	85,489	12,950	4,216
OREO	7,273	2,343	940

Total nonperforming assets	$92,762	$15,293	$5,156

Nonperforming loans as a percentage of total loans[14]	15.71%	2.48%	0.91%
Nonperforming assets as a percentage of total loans and OREO	16.82%	2.92%	1.11%
Allowance for loan losses to nonperforming loans	11.62%	52.55%	144.69%
Allowance for loan losses	$9,936	$6,805	$6,100

[12]

Additional interest income of approximately $2.4 million would have been recorded for the six months ended June 30, 2008 if these loans had been paid or accrued in accordance with their original terms and had been outstanding throughout the applicable period then ended.

[13]	Restructured loans are loans where the terms are renegotiated to provide a reduction or deferral of interest or principal due to deterioration in the financial position of the borrower.

[14]	Total loans are gross loans, which excludes the allowance for loan losses, and net of deferred fees.

The increase in nonperforming assets is primarily attributable to the significant slowdown in residential real estate sales that began in the fall of 2007. Approximately $164 million of our loan portfolio consists of loans made to purchase, develop and build residential real estate. During the summer of 2007, financial institutions that originated subprime mortgage loans started to experience an increase in loan delinquencies as these subprime mortgage loans with adjustable interest rates began resetting and some subprime loan homeowners began to experience higher loan payments that they could not afford to pay. The effects of this dilemma rippled throughout the national and international economy as many of these loans had been packaged and sold to financial firms around the world. The home mortgage loan market in our local markets began to experience illiquidity during this period that affected prime customers as well. With the significant slowing of home and land sales, the prices of homes and land began to gradually decline. Many potential home and land purchasers are not making purchases as they watch the market for further slowing sales and declining prices. Therefore, many of our customers who develop and sell residential real estate cannot service their loans because they are not generating any revenue. During the first six months of 2008, Management undertook a critical evaluation of the loan portfolio relating to residential real estate loans as a result of the precipitous decrease in housing prices subsequent to year-end. As a result, in addition to writing down a significant amount of loans, Management also placed a substantial number of such loans on nonaccrual status. Presently, the majority of our loans in this category continue to perform; however, management cannot predict the impact of future economic changes on our nonperforming assets.

ALLOWANCE FOR LOAN LOSSES

Arriving at an appropriate level of an allowance for loan losses (“ALL”) involves a high degree of judgment. Our allowance for loan losses provides for probable losses based upon an evaluation of known and inherent risks in the loan portfolio. The determination of the balance in the allowance for loan losses is based on an analysis of the loans receivable portfolio using a systematic methodology that reflects an amount that, in our judgment, is adequate to provide for probable loan losses inherent in the portfolio.

The ALL totaled $9.9 million at June 30, 2008 compared to $6.8 million at December 31, 2007 and as a percentage of total loans outstanding was 1.83% and 1.31%, respectively. The ratio of the allowance for loan losses to total loans was determined by Management to be adequate at June 30, 2008 and December 31, 2007.

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

The Company establishes an ALL through charges to earnings based on Management’s evaluation of the loan portfolio and a number of other criteria. If warranted, the allowance may be increased by regular provisions in order to maintain a proper relationship to the aggregate funded and unfunded loan portfolio. The provision may be influenced by the amount of charge-offs and/or recoveries. The adequacy of the ALL is determined by a number of factors that are included in the Company’s ALL methodology.

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

The aggregate loan portfolio risk ratings were stratified as follows for the period indicated:

	Pass/ Homogeneous:	Special Mention:	Substandard:	Doubtful:	Loss:	Total:
June 30, 2008	74.94%	5.33%	19.69%	0.04%	0.00%	100.00%

For the six months ended June 30, 2008 and 2007, the Company had net charge-offs of $8.2 million and $41,000, respectively. The increase in net charge-offs is primarily attributable to charge-offs totaling $7.4 million in construction and development loans relating to credit quality concerns stemming from economic conditions and continued weakness in the real estate construction loans, especially in the Riverside and San Bernardino counties of Southern California. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Nonperforming Assets.” Implicit in lending activity is the risk that losses will occur and that the amount of such loss will vary over time. In many cases Management exercises considerable judgment in determining the timing of the recognition of inherent losses with the objective to present a realistic presentation of the quality of the loan portfolio.

The following table summarizes the activity in the Company’s allowance for loan losses for the periods indicated:

Allowance for Loan Losses

	June 30, 2008	December 31, 2007	June 30, 2007
	(Dollars in Thousands)
Balances:
Average total loans outstanding during period	$530,015	$471,926	$452,300

Total loans outstanding at end of period, net of unearned income	$544,260	$521,449	$463,597

Allowance for Loan Losses:
Balance at beginning of period	$6,805	$5,741	$5,741
Charge-offs:
Real estate loans:
Construction and development	7,449	725	—
Residential loans	—	—	—
Commercial and multi-family	—	—	—
Commercial loans[15]	795	1,007	450
Consumer loans	41	8	2
Equity lines of credit	—	—	—
Credit card and other loans	22	2	—

Total charge-offs	8,307	1,742	452

Recoveries:
Real estate loans:
Construction and development	—	—	—
Residential loans	—	2	2
Commercial and multi-family	4	—	—
Commercial loans	129	454	409
Consumer loans	—	—	—
Equity lines of credit	—	—	—
Credit card and other loans	—	—	—

Total recoveries	133	456	411

Net charge-offs	(8,174)	(1,286)	(41)

Provision charged to operations	11,305	2,350	400

Allowance for loan losses balance, end of period	$9,936	$6,805	$6,100

Ratios:[1][6]
Net loan charge-offs to average total loans	1.54%	0.27%	0.01%
Allowance for loan losses to average total loans	1.87%	1.44%	1.35%
Allowance for loan losses to total loans at end of period	1.83%	1.31%	1.32%
Allowance for loan losses to total nonperforming loans	11.62%	52.55%	144.69%
Net loan charge-offs to allowance for loan losses at end of period	(82.27)%	(18.90)%	(0.67)%
Net loan charge-offs to provision for loan losses	(72.30)%	(54.72)%	(10.25)%

[1][5]

Represents the Company’s charge to the allowance for loan losses for the difference between total debt outstanding and the estimated fair value, less selling costs on OREO recorded. (See nonperforming assets above).

[16]	Total loans are gross loans, which excludes the allowance for loan losses, and net of deferred fees.

INVESTMENTS

The Company’s investment portfolio provides income to the Company and also serves as a source of liquidity. Total yield, risk and maturity are among the factors considered in building the investment portfolio. Although the Company currently has the intent and the ability to hold the securities in its investment portfolio to maturity, the securities are all marketable, and at June 30, 2008 and December 31, 2007, 100% of the investment securities owned by the Company were classified as “available for sale” to allow maximum flexibility with regard to interest rate risk management, liquidity management and taking profits when applicable. Pursuant to SFAS 115, available for sale securities are carried on the Company’s financial statements at their estimated fair market value, with monthly tax-effected “mark-to-market” adjustments made vis-à-vis the accumulated other comprehensive income account in shareholders’ equity.”

At June 30, 2008, the Company’s investment portfolio at fair value consisted of $30.6 million in U.S. government agency securities, $82.2 million in federal agency mortgage-backed securities and $11.5 million in obligations of states and local government securities for a total of $124.3 million. At December 31, 2007, the Company’s investment portfolio at fair value consisted of $30.8 million in U.S. government agency securities, $71.2 million in federal agency mortgage-backed securities and $24.1 million in obligations of states and local government securities for a total of $126.1 million.

The Company’s investment portfolio decreased $3.2 million or 2.5% to $124.3 million for the three months ended June 30, 2008. During the second quarter of 2008, the Company sold $14.5 million in municipal securities for a net gain of $49,000, $2.4 million of collateralized mortgage obligation’s for a net gain of 67,000 and a FHLMC mortgage-backed security for a gain of $23,000. The investment portfolio sales were replaced with purchases of $14.2 million in FHLMC collateralized mortgage obligations, $5.2 million in FNMA collateralized mortgage obligations, $192,000 in a collateralized mortgage obligation and $373,000 in certificates of deposits.

The following table is a comparison of amortized cost and fair value of investment securities as of the dates indicated:

Investment Portfolio

	June 30, 2008				December 31, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in Thousands)
Available for Sale:
U.S. government agency securities	$30,000	$601	$—	$30,601	$30,000	$816	$—	$30,816
Federal agency mortgage-backed securities	81,933	1,099	(798)	82,234	69,352	1,852	(23)	71,181
Obligations of states and local government securities	12,130	3	(620)	11,513	24,450	78	(389)	24,139

Totals	$124,063	$1,703	$(1,418)	$124,348	$123,802	$2,746	$(412)	$126,136

The Company also had investments in interest-bearing time certificates of deposit at other financial institutions totaling $2.1 million at June 30, 2008 and $1.9 million at December 31, 2007.

DEPOSITS

Total deposits increased $64.5 million, or 13%, to $542.5 million at June 30, 2008 from $478.0 million at December 31, 2007. Noninterest-bearing demand deposits decreased $2.8 million or 3% to $107.3 million at June 30, 2008 as compared to $110.1 million at December 31, 2007. Interest-bearing demand deposits increased $4.2 million or 27% to $19.9 million, while money market deposit accounts increased slightly by $824,000, or 0.4% to $191.1 million at June 30, 2008 as compared to $190.3 million at December 31, 2007. Savings deposit accounts decreased $950,000 or 8% to $11.1 million at June 30, 2008 as compared to $12.1 million at December 31, 2007. Time deposits of $100,000 or greater decreased $4.8 million, or 5% to $88.9 million at June 30, 2008 as compared to $93.7 million at December 31, 2007, and other time deposits increased $68.0 million, or 121% to $124.1 million, as compared to $56.1 million at December 31, 2007.

The increase in other time deposit accounts was primarily the result of the Company’s efforts to attract new customers to participate in the certificate of deposit account registry service (CDARS). Since December 31, 2007 the Company increased CDARS deposits by $35.1 million to $43.2 million and brokered certificates of deposits by $31.4 million to $42.6 million.

Cost of funds

The Company’s cost of funds is calculated as total interest expense on interest-bearing deposits and other interest-bearing liabilities, annualized as a percentage of average interest-bearing deposits and other interest-bearing liabilities.

The rate paid on the Company’s interest-bearing deposits decreased to 2.87% for the six months ended June 30, 2008 from 3.90% for the same period in 2007. For all interest bearing liabilities, the average rate for the six months ended June 30, 2008 was 2.49% as compared to 3.37% for the same period in 2007.

As part of an Asset/Liability strategy to mitigate interest rate risk in a rates down environment and reduce our asset sensitivity risk, the Company entered into two repurchase agreements that included embedded interest rate floors during the third quarters of 2006 and 2007, for $30.0 million and $45.1 million, respectively. Market rate decreases, coupled with the Asset/Liability strategy decreased the Company’s cost of funds for the six months ended June 30, 2008, when compared to the same period in 2007.

During 2008, the Company increased its FHLB borrowings primarily to replace more expensive brokered certificates of deposits. As a result, from June 30, 2007 to June 30, 2008 the percentage of total average interest-bearing deposits represented by other time deposits, which included brokered certificates of deposits decreased to 3.69% from 4.65%.

The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated:

Average Deposits and Other Borrowings17

	Six Months Ended June 30,
	2008		2007
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in Thousands)
Demand deposits, noninterest bearing	$103,262	0.00%	$107,385	0.00%

Interest-bearing deposits:
Interest-bearing demand deposits	18,707	0.15%	22,222	0.36%
Money market deposits	182,313	2.43%	164,903	3.81%
Savings deposits	12,112	0.35%	13,437	0.84%
Time deposits $100,000 or greater	91,919	3.94%	83,160	4.80%
Other time deposits	75,692	3.69%	81,107	4.65%

Total interest-bearing deposits	380,743	2.87%	364,829	3.90%

FHLB borrowings	78,742	3.51%	856	5.42%
Federal funds purchased	5,278	3.62%	823	5.39%
Repurchase agreement	75,113	2.25%	30,000	5.94%
Subordinated notes payable to subsidiary trusts	12,300	6.38%	18,306	8.10%

Total deposits and other borrowings	$655,438	2.49%	$522,199	3.37%

Average rate excluding noninterest bearing demand deposits		2.96%		4.24%

[17]	Rates for these periods on which calculations are based have been annualized using actual days.

The following table summarizes the composition of average deposits as a percentage of total average deposits for the periods indicated:

Percent of Total Average Deposit Composition

	Six Months Ended June 30,
	2008	2007
	Percent of Total	Percent of Total
Demand deposits, noninterest bearing	21.33%	22.74%
Interest-bearing deposits:
Interest-bearing demand deposits	3.87%	4.71%
Money market deposits	37.67%	34.91%
Savings deposits	2.50%	2.85%
Time deposits $100,000 or greater	18.99%	17.61%
Other time deposits	15.64%	17.18%

Total average deposits	100.00%	100.00%

The following table sets forth the scheduled maturities of time certificates of deposit accounts outstanding in amounts of $100,000 or more for the periods indicated:

	3 Months or Less	Over 3 Months Through 6 Months	Over 6 Months Through 12 Months	Over 12 Months	Total
	(Dollars in Thousands)
June 30, 2008	$27,748	$40,188	$48,175	$15,416	$131,527

December 31, 2007	$34,550	$26,540	$16,310	$16,289	$93,689

LIQUIDITY AND MARKET RISK MANAGEMENT

Liquidity

Liquidity is defined as the Company’s ability to raise cash when it needs it at a reasonable cost and with a minimum of principal loss. The Company must be capable of meeting all obligations to our customers at any time and, therefore, active management of our liquidity position is critical.

Given the uncertain nature of our customers’ demands as well as the Company’s desire to take advantage of earnings enhancement opportunities, the Company must have available adequate sources of on and off balance sheet funds that can be acquired in time of need. Accordingly, in addition to the liquidity provided by normal cash flows, liquidity must be supplemented with additional sources. As of June 30, 2008 the Company had Federal Funds borrowing arrangements with one correspondent bank totaling $10.0 million, and a secured line of credit with the FHLB totaling approximately $81.8 million. Subsequent to June 30, 2008, we increased our line of credit with the FHLB to $103.3 million and obtained an additional line of credit of $3.3 million with another correspondent bank by pledging securities as collateral. The Company did have federal funds borrowing arrangements with three additional correspondent banks, however, two of the correspondent banks are requiring collateral for the Federal Funds borrowing and one has exited the Federal Funds market. We are currently evaluating whether to place collateral at the two correspondent banks, in addition to other funding alternatives, including the Federal Reserve Bank discount window, wholesale and retail repurchase agreements and Brokered certificates of deposit to a limit of 30% of total consolidated assets.

As of June 30, 2008, brokered deposits totaled $58.5 million, representing 8% of total consolidated assets.

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

The Company’s policy is to maintain the Basic Surplus and FHLB ratio at above 10%. The Company’s liquidity ratio is a measure of liquid assets to total consolidated assets. On a consolidated basis, the liquidity ratio was 12.8% at June 30, 2008 and 21.2% at December 31, 2007.

Management’s position is that the standby funding sources available to the Company are adequate and reliable to meet the Company’s current and anticipated short-term liquidity needs as of June 30, 2008.

The following table sets forth certain information with respect to the Company’s liquidity as of the periods indicated:

Liquidity/Basic Surplus

	June 30, 2008	December 31, 2007
	(Dollars in Thousands)
I. Liquid Assets
Overnight investments	$41,307	$—
Available/unencumbered security collateral	18,502	11,052
Unpledged government and agency guaranteed loans	982	1,061
Interest-bearing deposits in financial institutions maturing within 30 days	—	100

Total liquid assets	60,791	12,213
II. Short Term / Potentially Volatile Liabilities & Coverages
Federal funds purchased	—	(2,560)
25% of regular time deposits maturing within 30 days	(1,131)	(1,208)
30% of time deposits $100,000 or greater maturing within 30 days	(3,075)	(3,636)
10% of other deposits	(32,948)	(32,820)
100% Brokered deposits	(101,665)	(30,400)

Basic Deficit	(78,028)	(58,411)
III. Qualifying FHLB Loan Collateral
Maximum borrowing capacity	87,198	84,586
Current FHLB advance balances	(81,500)	(64,500)

Basic Surplus with FHLB	(72,330)	(38,325)

IV. Brokered Deposit Access
Maximum Board authorized brokered CD capacity	228,622	206,850
Current brokered CD balances	(58,472)	(22,286)
Basic Surplus with FHLB and brokered CD’s	$97,820	$146,239

Percent of assets	12.8%	21.2%

Market Risk Management

Market risk arises from changes in interest rates, exchange rates, commodity prices and equity prices. The Company’s market risk exposure is primarily that of interest rate risk, and the Company has established policies and procedures to monitor and limit earnings and balance sheet exposure to changes in interest rates. The Company does not engage in the trading of financial instruments, nor does the Company have exposure to currency exchange rates. The Company’s earnings depend primarily upon the difference between the income it receives from its interest earning assets and its cost of funds, principally interest expense incurred on interest-bearing liabilities. Interest rates charged by the Company on its loans are affected principally by the demand for loans, the supply of money available for lending purposes, and competitive factors. In turn, these factors are influenced by general economic conditions and other constraints beyond the Company’s control, such as governmental economic and tax policies, general supply of money in the economy, governmental budgetary actions and the actions of the Federal Reserve Bank (“FRB”).

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

In connection with the above-mentioned strategy, the Company studies the change in net interest income and net interest margin given immediate and parallel interest rate shocks over a 12-month horizon. The Company’s goal is to manage the effect of these changes within Board-established parameters of “less than a 10% change” for up/down 200 basis points. Shown below are possible changes to net interest income and the net interest margin based upon the model’s program under 200 basis point increases or decreases as of June 30, 2008:

Change (in Basis Points)	Net Interest Income (next twelve months)	Change in Net Interest Income	% Change in Net Interest Income	Net Interest Margin
(Dollars in Thousands)
+ 200	$26,237	$2,174	9.03%	3.89%
– 200	21,838	(2,225)	(9.25)%	3.24%

These results indicate the effect of immediate rate changes and do not consider the yield from reinvesting in short-term versus long-term instruments. The above profile illustrates that if there were an immediate and sustained downward adjustment of 200 basis points in interest rates, the net interest margin over the next twelve months would likely be 3.24%. Conversely, if there were an immediate increase of 200 basis points in interest rates, the Company’s net interest margin would likely be 3.89%. All other things being equal, the net interest margin will improve if rates rise and decline if rates fall. Management and the Board of Directors consider the results indicated by the report to be acceptable.

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

As of June 30, 2008 and December 31, 2007, both the Company and the Bank were “Well Capitalized.”

Our Board of Directors are evaluating capital alternatives in order to further strengthen our capital position, and, we have engaged the investment banking firm D.A. Davidson & Company as our financial advisor with respect to evaluating capital and other strategic alternatives to enhance shareholder value.

Total shareholders’ equity was $47.1 million at June 30, 2008, compared to $52.3 million at December 31, 2007. The decrease of $5.3 million, or 10% during the first six months of 2008, was primarily due to $(4.2) million year-to-date net loss, $299,000 credited to capital in relation to compensation expense associated with the issuance of stock options, proceeds of $253,000 from the exercise of stock options, including tax benefit, decrease of $294,000 associated with the Company’s stock repurchase program and $1.3 million decrease in the unrealized gain of marketable securities.

The following table illustrates the capital and prompt corrective action guidelines applicable to the Company and the Bank, as well as their total risk-based capital ratios, Tier 1 capital ratios and leverage ratios as of the dates indicated:

	Actual Amount/Ratio		Minimum Capital Requirement Amount/Ratio		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions Amount/Ratio
As of June 30, 2008:
Total capital to risk-weighted assets:
the Company	$61,640	10.87%	$45,360	8.00%	$56,699	10.00%
the Bank	60,103	10.61%	45,328	8.00%	56,659	10.00%
Tier 1 capital to risk-weighted assets:
the Company	54,508	9.61%	22,680	4.00%	34,020	6.00%
the Bank	52,976	9.35%	22,664	4.00%	33,996	6.00%
Tier 1 capital to average assets:
the Company	54,508	7.60%	28,675	4.00%	35,844	5.00%
the Bank	52,976	7.38%	28,702	4.00%	35,877	5.00%
As of December 31, 2007:
Total capital to risk-weighted assets:
the Company	$65,006	12.94%	$40,178	8.00%	$50,223	10.00%
the Bank	62,859	12.52%	40,172	8.00%	50,215	10.00%
Tier 1 capital to risk-weighted assets:
the Company	58,713	11.69%	20,089	4.00%	30,134	6.00%
the Bank	56,566	11.26%	20,086	4.00%	30,129	6.00%
Tier 1 capital to average assets:
the Company	58,713	8.74%	26,870	4.00%	33,587	5.00%
the Bank	56,566	8.43%	26,852	4.00%	33,565	5.00%

Of the Company’s $54.5 million of Tier 1 capital at June 30, 2008, $12.0 million consisted of Trust Preferred Securities. Trust Preferred Securities, up to the amount of 25% of core capital, may be included in Tier 1 capital for regulatory purposes, but classified as long-term debt in accordance with generally accepted accounting principles, however, no assurance can be given that trust preferred securities will continue to be treated as Tier 1 capital in the future.

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting or in other factors that occurred in the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The market value of the real estate securing our loans as collateral has been adversely affected by the slowing economy and unfavorable changes in economic conditions in our market areas and may be further adversely affected in the future. As of June 30, 2008, approximately 61% of our loans receivable were secured by real estate. Any sustained period of increased payment delinquencies, foreclosures or losses caused by the adverse market and economic conditions such as we experienced in the second quarter of 2008, will adversely affect the value of our assets, our revenues, results of operations and financial condition. In addition, the State of California continues to face fiscal challenges, the short-term effects of which on the State’s economy cannot be predicted.

Because of our concentrations of real estate loans, current conditions and deterioration in the housing market and the homebuilding industry may lead to increased losses and further worsening of delinquencies and nonperforming assets in our loan portfolios, which may have a further adverse impact on our results of operations.

Our loan portfolio is heavily concentrated in construction and development real estate loans. As of June 30, 2008, $242.0 million represented construction and development loans secured by real estate, $4.1 million represented residential loans secured by residential real estate and $84.7 million represented loans secured by commercial and multifamily real estate. Total nonperforming assets at June 30, 2008 increased $77.5 million to $92.8 million, from $15.3 million at December 31, 2007, and represented 16.82% and 2.92% of total gross loans and OREO, respectively. During the six months ended June 30, 2008, we wrote down a total of $8.3 million in loans, resulting in net charge-offs of $8.2 million, compared to $1.3 million for the year ended December 31, 2007 and $41,000 for the six months ended June 30, 2007. See “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Nonperforming Assets” and “– Allowance for Loan Losses.”

There has been substantial industry concern and national publicity over real estate asset quality among financial institutions due in large part to issues related to subprime mortgage lending, declining real estate values and general economic concerns. While the Company had no subprime mortgage loans as of June 30, 2008 or at any time in its history, the ripple effect from the subprime mortgage crisis has had a severe impact on the housing and the residential mortgage markets. The homebuilding industry in some of the market areas in which we lend has experienced a significant decline in demand for new homes and an oversupply of new and existing homes available for sale. Our customers who are builders and developers face greater difficulty in selling their homes in markets where these trends are more pronounced. The result was a sharp increase in our delinquencies and nonperforming assets during the six months ended June 30, 2008. While we do not anticipate charge-offs or increases in our level of nonperforming assets of the same magnitude as we experienced during the six months ended June 30, 2008, they may continue until market conditions improve.

In general, the banking regulators have begun to give commercial real estate (“CRE”) loans greater scrutiny, due to perceived risks relating to the cyclical nature of the real estate market and the related risks for lenders with high concentrations of such loans.

All of our lending involves underwriting risks, especially in a competitive lending market.

At June 30, 2008, construction and development loans represented 44%, residential, commercial and multi-family loans represented 16% and commercial loans represented 36% of our total loan portfolio.

Commercial lending, even when secured by the assets of a business, involves considerable risk of loss in the event of failure of the business. To reduce such risk, we typically take additional security interests in other collateral, such as real property, certificates of deposit or life insurance, and/or obtain personal guarantees.

Construction lending differs from other types of real estate lending because of uncertainties inherent in estimating construction costs, the length of the construction period and the market for the project upon completion. Commercial mortgage lending entails risks of delays in leasing and excessive vacancy rates. All real estate secured lending involves risks that real estate values in general will fall. We seek to reduce our risk of loss through our underwriting and monitoring procedures. The overwhelming majority of our nonperforming assets as of June 30, 2008, and our charge-offs for six months ended June 30, 2008, primarily involved construction and development loans. See “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Nonperforming Assets” and “– Allowance for Loan Losses.”

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

If our assumptions are wrong, our current allowance may not be sufficient to cover future loan losses, and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Material additions to our allowance would materially decrease our net income. As a result of the precipitous decrease in housing prices subsequent to year-end, we undertook a critical evaluation of the loan portfolio relating to residential real estate loans, resulting in substantial charge-offs for the six months ended June 30, 2008, a substantial increase in the level of nonperforming assets, and a provision for loan losses of $11.3 million. At June 30, 2008, the allowance was $9.9 million, or 1.8% of total loans, compared to $6.8 million or 1.3% of total loans as of December 31, 2007. At June 30, 2008, the ratio of the allowance for loan losses to nonperforming loans was 11.6%, compared to 52.6% at year-end. We expect to continue to make additional provisions to our allowance in 2008; however, we can make no assurance that our allowance will be adequate to cover future loan losses given current and future market conditions.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchases

We have decided to temporarily suspend our stock repurchase program that was approved by the Board of Directors on September 21, 2007, to incrementally repurchase up to an aggregate of $3.0 million of the Company’s common stock. While there are presently no restrictions on our ability to repurchase shares of our stock, given the uncertainty associated with the current credit conditions and the continued weakness in the housing market, our desire is to preserve both capital and liquidity at the present time. There were no shares of stock purchased under the stock repurchase program during the quarter ended June 30, 2008. During the six months ended June 30, 2008, we repurchased $15,000 common shares for a weighted average market price of $19.58 per share. The maximum number of shares of stock remaining under the program as of June 30, 2008 is 101,363 common shares.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of shareholders was held on May 22, 2008. A total of 3,323,010 shares were represented and voting at the meeting, constituting 68.1% of the 4,878,145 issued and outstanding shares entitled to vote at the meeting. Proxies were solicited by the Company’s management pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to Management’s nominees for directorship as listed in the proxy statement, and all of such nominees were elected pursuant to the vote of shareholders. The directors noted below were elected to one-year terms. The votes tabulated were:

NAME:	AUTHORITY GIVEN:	AUTHORITY WITHHELD:	TOTAL:
James R. Appleton	3,282,398	40,612	3,323,010
Bruce J. Bartells	3,295,729	27,281	3,323,010
Carole H. Beswick	3,282,523	40,487	3,323,010
Larry Jacinto	3,296,404	26,606	3,323,010
Ronald J. Jeffrey	3,302,358	20,652	3,323,010
William A. McCalmon	3,302,358	20,652	3,323,010
Patrick J. Meyer	3,302,483	20,527	3,323,010
Thomas E. Vessey	3,302,483	20,527	3,323,010
Stanley C. Weisser	3,299,723	23,287	3,323,010
Douglas F. Welebir	3,302,358	20,652	3,323,010

There were no broker non-votes received with respect to this item.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer (Section 302 Certification)

31.2	Certification of Chief Financial Officer (Section 302 Certification)

32	Certification of Periodic Financial Report (Section 906 Certification)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of August 2008.

1ST CENTENNIAL BANCORP

/s/ Thomas E. Vessey
Thomas E. Vessey
President and Chief Executive Officer

/s/ Beth Sanders
Beth Sanders
Executive Vice President and Chief Financial Officer