Form 10-Q
period 2008-09-30
1ST CENTENNIAL BANCORP
filed 2008-11-10
CIK 1097081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to section 13 or 15(d) of the Securities

Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

Yes  ☑        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of preceding terms in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer   ☑     Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐        No  ☑

The number of shares of Common Stock of the registrant outstanding as of October 31, 2008 was 4,884,081.

PART I – FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CONDITION

September 30, 2008 and December 31, 2007

Dollar amounts in thousands, except share data	2008	2007
	(unaudited)
ASSETS
Cash and due from banks	$208,921	$11,075
Interest-bearing deposits in financial institutions	6,093	1,862
Investment securities, available for sale	148,702	126,136
Stock investments restricted, at cost	5,399	3,518
Loans, net of allowance for loan losses of $21,907 and $6,805	510,169	514,644
Accrued interest receivable	3,175	4,503
Premises and equipment, net	2,734	2,985
Goodwill	4,180	4,180
Cash surrender value of life insurance	15,026	14,562
Other real estate owned	14,933	2,343
Other assets	19,787	3,693

Total assets	$939,119	$689,501

LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$83,427	$110,125
Interest-bearing deposits	628,295	367,830

Total deposits	711,722	477,955
Accrued interest payable	1,006	826
Federal funds purchased	—	2,560
Borrowings from Federal Home Loan Bank	103,270	64,500
Repurchase agreements	75,113	75,113
Other liabilities	4,459	3,925
Subordinated notes payable to subsidiary trusts	12,300	12,300

Total liabilities	907,870	637,179

SHAREHOLDERS’ EQUITY
Common stock, no par value; authorized 10,000,000 shares, issued and outstanding 4,884,081 and 4,866,145 shares at September 30, 2008 and December 31, 2007, respectively	29,409	29,001
Retained earnings	2,154	21,921
Accumulated other comprehensive income (loss)	(314)	1,400

Total shareholders’ equity	31,249	52,322

Total liabilities and shareholders’ equity	$939,119	$689,501

The accompanying notes are an integral part of these consolidated financial statements.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Nine Months Ended September 30, 2008 and 2007 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollar amounts in thousands, except share data	2008	2007	2008	2007
Interest income:
Loans, including fees	$7,007	$11,117	$24,276	$32,293
Deposits in financial institutions	27	26	73	92
Federal funds sold	608	99	682	315
Investments
Taxable	1,569	1,248	4,420	2,620
Tax-exempt	121	259	631	753

Total interest income	9,332	12,749	30,082	36,073

Interest expense:
Interest bearing demand and savings deposits	696	1,896	2,936	5,109
Time deposits $100,000 or greater	644	1,170	2,443	3,149
Other time deposits	2,419	937	3,807	2,806
Interest on borrowed funds	1,067	1,270	3,767	2,933

Total interest expense	4,826	5,273	12,953	13,997

Net interest income	4,506	7,476	17,129	22,076
Provision for loan losses	24,900	300	36,205	700

Net interest income (expense) after provision for loan losses	(20,394)	7,176	(19,076)	21,376

Noninterest income:
Customer service fees	518	444	1,427	1,276
Gains from sale of loans	174	134	498	407
Conduit loan referral income	22	118	408	755
Other income	312	168	1,107	587

Total noninterest income	1,026	864	3,440	3,025

Noninterest expense:
Salaries and employee benefits	2,512	2,544	7,853	7,906
Net occupancy expense	559	581	1,698	1,729
Other operating expense	3,759	1,512	8,437	4,750

Total noninterest expense	6,830	4,637	17,988	14,385

Income (loss) before provision for income taxes (benefits)	(26,198)	3,403	(33,624)	10,016
Provision for income taxes (benefits)	(10,664)	1,277	(13,857)	3,769

Net income (loss)	$(15,534)	$2,126	$(19,767)	$6,247

Basic earnings (loss) per share[1]	$(3.18)	$0.44	$(4.05)	$1.29

Diluted earnings (loss) per share[1]	$(3.18)	$0.40	$(4.05)	$1.18

[1]	Adjusted for the 50% stock distribution declared for shareholders of record on May 1, 2007, and distributed May 15, 2007.

The accompanying notes are an integral part of these consolidated financial statements.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Nine Months Ended September 30, 2008 and 2007 (unaudited)

Dollar amounts in thousands, except share amounts

	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, DECEMBER 31, 2006	3,212,215	$27,998	$14,038	$161	$42,197
Comprehensive income:
Net income	—	—	6,247	—	6,247
Change in net unrealized gain on investment securities available for sale, after tax effects	—	—	—	(50)	(50)

Total comprehensive income					6,197

Stock Distribution	1,614,406	—	—	—	—
Cash paid in lieu of fractional shares	—	—	(6)	—	(6)
Compensation expense on incentive stock options	—	461	—	—	461
Exercise of stock options, including tax benefit	55,170	526	—	—	526

BALANCE, SEPTEMBER 30, 2007	4,881,791	$28,985	$20,279	$111	$49,375

BALANCE, DECEMBER 31, 2007	4,866,145	$29,001	$21,921	$1,400	$52,322

Comprehensive income:
Net loss	—	—	(19,767)	—	(19,767)
Change in net unrealized gain on investment securities available for sale, after tax effects	—	—	—	(1,714)	(1,714)

Total comprehensive loss					(21,481)

Compensation expense on incentive stock options	—	449	—	—	449
Common stock repurchases	(15,000)	(294)	—	—	(294)
Exercise of stock options, including tax benefit	32,936	253	—	—	253

BALANCE, SEPTEMBER 30, 2008	4,884,081	$29,409	$2,154	$(314)	$31,249

The accompanying notes are an integral part of these consolidated statements.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2008 and 2007 (unaudited)

Dollar amounts in thousands	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(19,767)	$6,247
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	449	482
Gain on sale of fixed assets	—	(3)
Gain from sale of investments, net	(287)	(34)
Provision for loan losses	36,205	700
Amortization of deferred loan fees	(157)	(953)
Fair value of stock options and restricted stock awards in noninterest expense	477	488
Deferred income tax benefit	(1,411)	(90)
Net amortization of premiums (discounts) on investments and interest-bearing deposits	(193)	(102)
Increase in cash surrender value of life insurance	(464)	(352)
Change in:
Accrued interest receivable	1,328	(199)
Other assets	(27,301)	(1,059)
Accrued interest payable	180	516
Other liabilities	534	355

Net cash provided by (used in) operating activities	(10,407)	5,996

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits in financial institutions	(4,174)	1,027
Activity in available for sale securities:
Purchases of securities	(57,654)	(60,035)
Proceeds from sales, maturities and principal repayments of securities	33,825	6,556
Purchases of Federal Home Loan Bank stock	(1,881)	(309)
Net increase in loans	(31,573)	(60,342)
Acquisition of other real estate owned	—	(777)
Additions to bank premises and equipment	(198)	(372)
Purchases of life insurance	—	(2,417)

Net cash used in investing activities	(61,655)	(116,669)

The accompanying notes are an integral part of these consolidated financial statements.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Nine Months Ended September 30, 2008 and 2007 (unaudited)

Dollar amounts in thousands	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in noninterest-bearing demand deposits	(26,698)	(2,544)
Net increase in interest-bearing deposits	260,465	33,966
Redemption/proceeds from federal funds purchased	(2,560)	5,610
Proceeds from Federal Home Loan Bank borrowings	38,770	25,000
Stock repurchases	(294)	—
Proceeds from repurchase agreements	—	45,113
Redemption of trust preferred securities	—	(6,006)
Cash paid in lieu of fractional shares	—	(6)
Proceeds from exercise of stock options	225	526

Net cash provided by financing activities	269,908	101,659

Net increase (decrease) in cash and cash equivalents	197,846	(9,014)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,075	21,285

CASH AND CASH EQUIVALENTS, END OF PERIOD	$208,921	$12,271

SUPPLEMENTAL INFORMATION:
Interest paid	$12,773	$13,481

Income taxes paid	$125	$3,498

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to other real estate owned	$15,727	$310

The accompanying notes are an integral part of these consolidated financial statements.

1ST CENTENNIAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

Note 1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

1st Centennial Bancorp (“the Company”) is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended and is headquartered in Redlands, California. The Company was incorporated in August 1999 and acquired 100% of the outstanding shares of 1st Centennial Bank (“the Bank”) in December 1999. The Bank operates six branches and three loan production offices, which provide commercial and consumer banking services and also a broad array of products and services throughout its operating areas in Southern California. The Company owns 100% of the common stock of two unconsolidated special purpose business trusts, “Centennial Capital Trust II” and “Centennial Capital Trust III” created for the purpose of issuing capital trust pass-through securities. References herein to the “Company” include 1st Centennial Bancorp and its consolidated subsidiary, the Bank, unless the context indicates otherwise.

Basis of Presentation

The unaudited financial information included herein has been prepared in conformity with the accounting principles and practices disclosed in the consolidated financial statements, Note 1, included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2007, filed with the Securities and Exchange Commission (“SEC”). The accompanying interim consolidated financial statements contained herein are unaudited. However, in the opinion of the Company, all adjustments, consisting of normal recurring items necessary for a fair presentation of the operating results for the periods shown, have been made. The results of operations for the three and nine months ended September 30, 2008 may not be indicative of operating results for the full year ending December 31, 2008. All material intercompany balances and transactions have been eliminated in consolidation. As used throughout this report, the terms “we”, “our”, or “us” refer to the Company and its consolidated subsidiary.

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reflected in the consolidated financial statements and accompanying notes. Significant estimates include, but are not limited to allowance for loan losses.

The information in the September 30, 2008 Form 10-Q has been prepared assuming the Company will continue as a going concern. The Company has sustained net losses of $19.8 million during the nine months ended September 30, 2008. We have determined that additional sources of capital will be required for us to continue operations through 2008 and beyond. We have engaged a financial advisor to explore strategic alternatives, including potential significant capital raises, to address our current and expected liquidity and capital deficiencies. However, there can be no assurance that we will be able to raise additional capital. In addition, our regulators are continually monitoring our liquidity and capital adequacy. The ability of the Company to continue as a going concern is dependent upon its success in raising additional capital.

These interim consolidated financial statements should be read in conjunction with our consolidated financial statements, and the notes thereto, included in our Form 10-K for the year ended December 31, 2007.

Note 2. EARNINGS (LOSS) PER SHARE2

Basic earnings (loss) per share represents income (loss) available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding, if potential dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Due to the loss for the three and nine months ended September 30, 2008, no potentially dilutive shares are included in the diluted loss per share calculation, as including such shares in the calculation would be anti-dilutive. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method. Earnings (loss) per share calculations were adjusted to give retroactive effect to stock dividends and distributions.

[2]	Adjusted for the 50% stock distribution declared for shareholders of record as of May 1, 2007, and distributed May 15, 2007.

The weighted average number of shares used in computing basic and diluted earnings (loss) per share is as follows:

Earnings (loss) per share calculation

For the three months ended September 30,

(In thousands, except per share amounts)

	2008			2007
	Net Loss	Weighted average shares	Per share amount	Net Income	Weighted average shares	Per share amount
Basic earnings (loss) per share	$(15,534)	4,884	$(3.18)	$2,126	4,865	$0.44
Effect of dilutive shares:
assumed exercise of outstanding options(a)	—	—	—	—	453	(0.04)

Diluted earnings (loss) per share[2]	$(15,534)	4,884	$(3.18)	$2,126	5,318	$0.40

(a)	For the three months ended September 30, 2008, the dilutive effect of our 932,515 outstanding stock options was excluded from the computation of earnings per share due to anti-dilution.

Earnings (loss) per share calculation

For the nine months ended September 30,

(In thousands, except per share amounts)

	2008			2007
	Net Loss	Weighted average shares	Per share amount	Net Income	Weighted average shares	Per share amount
Basic earnings (loss) per share	$(19,767)	4,884	$(4.05)	$6,247	4,842	$1.29
Effect of dilutive shares:
assumed exercise of outstanding options(b)	—	—	—	—	453	(0.11)

Diluted earnings (loss) per share[2]	$(19,767)	4,884	$(4.05)	$6,247	5,295	$1.18

(b)	For the nine months ended September 30, 2008, the dilutive effect of 932,515 outstanding stock options was excluded from the computation of earnings per share due to anti-dilution.

Note 3. OFF-BALANCE SHEET COMMITMENTS

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

The following table shows the amounts of total off-balance sheet commitments by category as of the dates indicated:

Off-Balance sheet commitments

	September 30, 2008	December 31, 2007
	(Dollars in Thousands)
Standby letters of credit	$6,360	$10,190
Undisbursed loans and lines of credit	138,820	196,698
Available credit card lines	3,931	3,537

Total off-balance sheet commitments	$149,111	$210,425

Note 4. STOCK REPURCHASE PROGRAM

We have decided to temporarily suspend our stock repurchase program that was approved by the Board of Directors on September 21, 2007, to incrementally repurchase up to an aggregate of $3.0 million of the Company’s common stock, primarily due to the continued weakness in the housing market, the decrease in our capital levels to “adequately capitalized” status and our desire to preserve both capital and liquidity at the present time.

Note 5. FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted SFAS No. 157, which establishes a hierarchy for measuring fair value under GAAP. This standard applies to all financial assets and liabilities that are being measured and reported at fair value on a recurring and non-recurring basis. Fair value is measured in levels, which are described in more detail below, and is determined based on the observability and reliability of the assumptions used to determine fair value.

Level 1: Valuation for assets and liabilities traded in active exchange markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2: Valuation for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or comparable assets or liabilities.

Level 3: Valuation for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models, and similar techniques, and not based on market exchange, dealer, or broker traded transactions. These valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

The Company measures and reports available-for-sale securities, mortgage servicing rights, and interest rate swaps at fair value on a recurring basis. The following table shows the balances of these assets based on the SFAS No. 157 designated levels.

	At September 30, 2008
	Total	(level 1)	(Level 2)	(Level 3)
Available-for-sale securities	$148,702	$—	$148,702	$—

Total	$148,702	$—	$148,702	$—

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a non-recurring basis in accordance with GAAP. During the three months ended September 30, 2008, we measured collateral dependent impaired loans and other real estate owned (OREO) at fair value. For these assets measured at fair value on a non-recurring basis, the following table provides the assets’ SFAS No. 157 designated levels, as well as the fair value losses recognized during the three months ended September 30, 2008.

	At September 30, 2008
	Total	(level 1)	(Level 2)	(Level 3)	Losses for the three months ended September 30, 2008
Impaired loans	$90,840	$—	$—	$90,840	$12,929
OREO	14,933	—	—	14,933	1,198

	$105,773	$—	$—	$105,773	$14,127

Because the Company did not elect the fair value option for any financial assets or liabilities under SFAS No. 159, there were no other assets or liabilities that have been measured at fair value during the three months ended September 30, 2008.

Note 6. SUBSEQUENT EVENT

On September 19, 2008, subject to approval by the shareholders, the Board of Directors adopted an amendment to the Company’s Articles of Incorporation to augment the Company’s authorized capital stock by increasing the number of shares of authorized common stock from ten million to 100 million shares, and by adding a new class of ten million shares of serial preferred stock.

This amendment to the Articles of Incorporation was approved by the written consent of a majority of the Company’s outstanding shares effective November 5, 2008, and became effective on November 6, 2008 upon the filing thereof with the California Secretary of State.

This action was taken to provide maximum flexibility with respect to the Company’s ability to augment its capital in the near future, and to provide greater flexibility for declaration of stock dividends and for other proper corporate purposes in the long term. As previously disclosed, the Company has engaged the investment banking firm D.A. Davidson & Company as its financial advisor to explore strategic alternatives, which may include issuing additional shares of common stock and/or preferred stock in order to enhance our capital position.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion focuses primarily on the Company’s consolidated results of operations for the three and nine months ended September 30, 2008 and 2007, and consolidated financial condition as of September 30, 2008 and December 31, 2007.

Management’s discussion and analysis is written to provide greater insight into the results of operations and the financial condition of the Company. For a more complete understanding of the Company and its operations, reference should be made to the consolidated financial statements included in this report and in the Company’s 2007 Annual Report on Form 10-K.

Certain statements in this report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, possible future deteriorating economic conditions in the Company’s areas of operation; interest rate risk associated with volatile interest rates and related asset-liability matching risk; liquidity risks; risk of significant non-earning assets, and net credit losses that could occur, particularly in times of weak economic conditions or times of rising or falling interest rates; risks of available-for-sale securities declining significantly in value as interest rates rise or issuer’s of such securities suffering financial losses; and regulatory risks associated with the variety of current and future regulations to which the Company is subject. All of these risks could have a material adverse impact on the Company’s consolidated financial condition, results of operations or prospects, and these risks should be considered in evaluating the Company. Segment reporting is not presented since the Company’s revenue is attributed to a single reportable segment. For additional information concerning these factors, refer to the Company’s Form 10-K for the year ended December 31, 2007 and Part II, Item 4A herein.

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

As the Company adds new products and expands its geographic coverage, it increases the complexity of its loan portfolio. The Company will enhance its methodologies to keep pace with the size and complexity of the loan portfolio. Management might report a materially different amount for the provision for loan losses if its assessment of the above factors were different. This discussion and analysis should be read in conjunction with the Company’s financial statements and the accompanying notes presented elsewhere herein, as well as the portion of this Management’s Discussion and Analysis section entitled “Financial Condition - Allowance for Loan Losses.” Although Management believes the further level of the allowance as of September 30, 2008 was adequate to absorb losses inherent in the loan portfolio, a decline in the local economy may result in increasing losses that cannot reasonably be predicted at this time.

SUMMARY OF PERFORMANCE

Results of operations summary

Third quarter analysis. Net loss for the quarter ended September 30, 2008 was $(15.5) million, as compared to the net income of $2.1 million for the same period in 2007. Basic and diluted (loss) per share were $(3.18) and $(3.18) respectively, for the three months ended September 30, 2008, as compared to basic and diluted earnings per share of $0.44 and $0.40 respectively, for the same period in 2007. Earnings per share calculations were adjusted to give retroactive effect to stock dividends and distributions, including the 50% stock distribution paid on May 15, 2007 to shareholders of record as of May 1, 2007. Return on average assets and return on average equity for the three months ended September 30, 2008 were (7.20)% and (133.03)% respectively, as compared to 1.33% and 17.73% respectively, for the same period in 2007.

The primary factors behind the net loss for the quarter ended September 30, 2008 relative to the same period in 2007 are as follows:

•

Provision for loan losses increased $24.6 million to $24.9 million for the third quarter of 2008, as compared to $300,000 for the third quarter of 2007, primarily due to the net increase in nonperforming loans at September 30, 2008 to $90.8 million, net increase of $20.9 million in net loan charge-offs and the net increase in OREO of $13.9 million.

•

The net interest margin decreased by 275 basis points to 2.22% for the quarter ended September 30, 2008, primarily due to lower yields on our loan portfolio reflecting the reversal of interest income relating to the $82.7 million net increase in nonaccrual loans on a comparable year-to-year basis and to the lower interest income associated with the downward trend in interest rates as noted by the decrease in interest rates by the Federal Reserve Bank (“FRB”). The FRB federal funds rate was reduced by 325 basis points from September 2007 through September 2008.

Interest income decreased by $3.4 million or 27% to $9.3 million for the quarter ended September 30, 2008, primarily due to the reversal of interest income associated with the net increase in nonaccrual loans and lower interest income associated with the downward trend in interest rates by the FRB. The decrease in interest income was partially offset by lower interest expense of $447,000. The decrease in interest expense was primarily due to the downward trend in interest rates as noted above by the FRB, partially offset by the increase in our deposit portfolio, primarily using broker deposits.

•

Noninterest income decreased to $1.0 million for the quarter ended September 30, 2008 as compared to $1.2 million for the previous quarter ended June 30, 2008, primarily due to lower gains on sales of mortgage-backed securities and conduit loan fee income, partially offset by an increase in customer service fees, gain on sale of loans, gain on sale of OREO and Bank Owned Life Insurance income.

•

Noninterest expense increased $1.1 million to $6.8 million for the quarter ended September 30, 2008 as compared to $5.7 million for the quarter ended June 30, 2008, primarily due to higher costs associated with OREO and FDIC insurance.

Nine-month analysis. Net loss for the nine months ended September 30, 2008 was $(19.8) million, as compared to net income of $6.2 million for the same period in 2007. Basic and diluted loss per share were $(4.05) and $(4.05) respectively, for the nine months ended September 30, 2008, as compared to $1.29 and $1.18 respectively, for the same period in 2007. Earnings (loss) per share calculations were adjusted to give retroactive effect to stock dividends and distributions, including the 50% stock distribution paid on May 15, 2007 to shareholders of record as of May 1, 2007. Return on average assets and return on average equity for the nine months ended September 30, 2008 were (3.47)% and (52.65)% respectively, as compared to 1.41% and 18.33% respectively, for the same period in 2007.

The primary factors behind the variance in results of operations for the nine months ended September 30, 2008 relative to the same period in 2007 are as follows:

•

Provision for loan losses increased $35.5 million to $36.2 million for the nine months ended September 30, 2008, as compared to $700,000 for the same period last year. The increase in provision for loan losses was primarily due to the increase in nonperforming loans at September 30, 2008 to $90.8 million as compared to nonaccrual loans totaling $5.5 million at September 30, 2007 and the increase in net loan charge-offs of $21.2 million for the nine months ended September 30, 2008 as compared to $244,000 for the same period in 2007.

•

The net interest margin decreased by 208 basis points to 3.21% for the nine months ended September 30, 2008, as compared to 5.29% for the same period last year. Total interest income decreased $6.0 million to $30.1 million for the nine months ended September 30, 2008, as compared to $36.1 million for the same period last year.

The decreases in net interest margin and in total interest income was primarily due to lower yields on our loan portfolio reflecting the reversal of interest income relating to the $84.7 million increase in nonaccrual loans on a comparable year-to-year basis and the lower interest income associated with the downward trend in interest rates as noted by the decrease in interest rates by the FRB. The decrease in interest income was partially offset by lower interest expense of $1.1 million for the nine months ended September 30, 2008 as compared to the same period last year. The decrease in interest expense was primarily due to the downward trend in interest rates as noted above by the FRB, partially offset by the increase in our deposit portfolio, primarily using broker deposits. Given the current financial market conditions, shareholder and depositors’ concerns regarding the financial services industry, we increased our cash levels at the Bank in order to bolster our liquidity by attracting additional funds using brokered certificates of deposit.

•

Total noninterest expense increased $3.6 million or 25% to $18.0 million for the nine months ended September 30, 2008, primarily related to increases in other real estate owned (“OREO”) expense of $2.2 million to $2.3 million as compared to $73,000 for the same period last year and Federal Deposit Insurance Corporation (“FDIC”) insurance expense of $503,000 to $566,000 as compared to $63,000 for the same period last year.

Financial Condition Summary

The Company’s total assets were $939.1 million at September 30, 2008, an increase of $249.6 million, or 27%, compared to total assets of $689.5 million at December 31, 2007. The most significant changes in the Company’s balance sheet during the first nine months of 2008 are outlined below:

•

Nonperforming assets at September 30, 2008 increased $89.9 million to $105.2 million, from $15.3 million at December 31, 2007, and represented 19.12% and 2.92% of total gross loans including OREO, respectively.

The net increase in nonaccrual loans was primarily attributable to the net addition of 35 construction and land development loans totaling $86.2 million, 6 commercial real estate loans totaling $822,000 and one home equity loan of $90,000 that were placed on non-accrual status during the nine months ended September 30, 2008. The net additions to nonaccrual loans were partially offset by the transfer of 2 construction loans totaling $6.0 million to OREO during the nine months ended September 30, 2008.

•

Cash and due from banks was $208.9 million at September 30, 2008, an increase of $197.8 million as compared to $11.1 million at December 31, 2007. This increase was primarily the result of the increase in interest bearing deposits to $628.3 million as compared to $367.8 million at December 31, 2007.

•

The increase in interest bearing deposits was primarily the result of the Company’s efforts to attract new customers to participate in the Certificate of Deposit Account Registry Service (“CDARS”) and to attract broker certificates of deposits for liquidity purposes, due to adverse publicity and customer concern relating to the financial industry in general and community banks in particular, precipitated in large part by the failure of IndyMac Bank, headquartered in Pasadena, California, in July 2008. Since December 31, 2007, the Company increased CDARS deposits by $34.4 million to $42.5 million and broker certificates of deposit by $309.4 million to $331.7 million, respectively.

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

Third quarter analysis. The Company’s net interest margin as of the quarter ended September 30, 2008 was 2.22%, compared to 4.97% for the same period in 2007, due to a combination of the reversal of interest income on nonaccrual loans and reductions in the FRB federal funds rate. The yield on total interest earning assets decreased 3.87% to 4.60% while the cost on total deposits and other borrowings decreased 1.76% to 2.67% for the three months ended September 30, 2008.

For the quarter ended September 30, 2008, average total interest-earning assets increased $209.6 million or 35% to $806.9 million, compared to $597.3 million for the same period in 2007. This increase is primarily attributable to the increase in the average balances of federal funds sold of $126.3 million to $134.1 million, investment securities of $135.5 million to $261.6 million and loans of $70.1 million to $545.3 million.

For the quarter ended September 30, 2008, average interest-bearing liabilities increased $246.6 million or 52% to $719.0 million, compared to $472.3 million for the same period in 2007. This increase is primarily attributable to the increase in the average balances of interest-bearing deposits of $143.9 million to $533.5 million, coupled with the increase in repurchase agreements of $12.7 million to $75.1 million and the increase in FHLB advances of $91.1 million to $98.1 million.

The Company reported total interest income of $9.3 million for the three months ended September 30, 2008, which represented a decrease of $3.4 million or 27%, over total interest income of $12.7 million for the same period in 2007. This decrease was primarily due to the 325 basis point reduction in the FRB federal funds rate from September 2007 through September 2008 and the reversal of interest income relating to the net increase of $84.7 million in nonaccrual loans from the same period in 2007.

The Company reported total interest expense of $4.8 million for the three months ended September 30, 2008, which represented a decrease of $447,000 or 8%, over total interest expense of $5.3 million for the same period in 2007. For the three months ended September 30, 2008, net interest income before provision for loan losses was $4.5 million, which represented a decrease of $3.0 million or 40%, over net interest income before provision for loan losses of $7.5 million for the same period in 2007.

Nine-month analysis. The Company’s year-to-date net interest margin as of September 30, 2008 was 3.21% compared to 5.29% for the same period in 2007, due to a combination of the reversal of interest income on nonaccrual loans and reductions in the FRB federal funds rate. The yield on total interest earning assets decreased 3.02% to 5.63% while the cost on total deposits and other borrowings decreased 1.47% to 2.84% for the nine months ended September 30, 2008 as compared to the same period last year. The percentage of total average interest-bearing deposits represented by time deposits increased to 54% for the nine months ended September 30, 2008 as compared to 45% for the nine months ended September 30, 2007. The shift in this average deposit mix also contributed to the reduction of the net interest margin in the first nine months of 2008 versus 2007.

For the first nine months of 2008, total interest-earning assets averaged $713.8 million, which represented an increase of $156.3 million or 28%, as compared to $557.5 million for the same period in 2007. This increase is primarily attributable to the increase in loans, investment securities and federal funds sold. Total interest-bearing liabilities averaged $608.2 million, which represented an increase of $174.0 million or 40%, as compared to $434.2 million for the same period in 2007. This increase is primarily attributable to the increase in the average balances of broker certificates and repurchase agreements, partially offset by decreases in money market and time deposits.

The Company reported total interest income of $30.1 million for the nine months ended September 30, 2008, which represented a decrease of $6.0 million or 17%, over total interest income of $36.1 million for the same period in 2007. The decrease in total interest income for the nine months ended September 30, 2008, when compared to the same period in 2007 is primarily the result of decreases in interest income and fees on loans of $8.0 million, partially offset by an increase in the average loan balances of $75.1 million, coupled with an increase of $1.8 million in interest income on taxable investments, resulting in part by the increase in the average balance of $43.4 million in taxable investment securities. The decrease in interest income on loans was primarily due to the reversal of interest income related to the increase in nonaccrual loans during the nine months ended September 30, 2008. The increase in taxable investment securities was primarily the purchase of federally insured mortgage-backed securities.

The Company reported total interest expense of $13.0 million for the nine months ended September 30, 2008, which represented a decrease of $1.0 million or 7%, over total interest expense of $14.0 million for the same period in 2007. The decrease in total interest expense was primarily attributable to lower interest rates associated with the downward trend in interest rates as noted by the decrease in interest rates by the FRB, partially offset by higher interest expense associated with the increase in FHLB advances, reverse repurchase agreements and broker certificates of deposit.

For the nine months ended September 30, 2008, net interest income before provision for loan losses was $17.1 million, which represented a decrease of $4.9 million or 22%, over net interest income before provision for loan losses of $22.1 million for the same period in 2007. The decrease in net interest income for the first nine months of 2008 as compared to 2007 was primarily due to reversal of income on nonaccrual loans and interest expense associated with brokered certificates of deposit.

The following tables show the average interest-earning assets and interest-bearing liabilities; the amount of interest income or interest expense; and the average yield or rate for each category of interest-earning assets and interest- bearing liabilities and the net interest margin (net interest income divided by average earning assets) for the periods indicated.

Distribution, Yield and Rate3 Analysis of Net Interest Income

	For the Three Months Ended September 30,
	2008			2007
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
	(Dollars in Thousands)
Interest-earning Assets:
Federal funds sold	$134,112	$608	1.80%	$7,831	$99	5.02%
Interest-bearing deposits in financial institutions	2,372	27	4.53%	1,951	26	5.29%
Investment securities:[4]
Taxable	113,647	1,569	5.49%	88,309	1,248	5.61%
Non-taxable	11,443	121	4.21%	24,002	259	4.28%

Total investments	261,574	2,325	3.54%	122,093	1,632	5.30%
Loans[5]	545,308	7,007	5.11%	475,186	11,117	9.28%

Total interest-earning assets	$806,882	9,332	4.60%	$597,279	12,749	8.47%

Interest-bearing Liabilities:
Interest-bearing deposits
Interest-bearing demand deposits	$20,652	7	0.13%	$17,267	12	0.28%
Money market deposits	141,096	682	1.92%	184,593	1,858	3.99%
Savings deposits	10,297	7	0.27%	12,338	26	0.84%
Time deposits $100,000 or greater	83,324	645	3.08%	95,872	1,170	4.84%
Other time deposits	278,098	2,418	3.46%	79,503	937	4.68%

Total interest-bearing deposits	533,467	3,759	2.80%	389,573	4,003	4.08%

FHLB borrowings	98,091	752	3.05%	6,993	88	4.99%
Federal funds purchased	—	—	—%	589	9	6.06%
Repurchase agreement	75,113	134	0.71%	62,364	934	5.94%
Subordinated notes payable to subsidiary trusts	12,300	181	5.85%	12,822	239	7.40%

Total borrowings	185,504	1,067	2.29%	82,768	1,270	6.09%

Total interest-bearing liabilities	$718,971	4,826	2.67%	$472,341	5,273	4.43%

Net interest income		$4,506			$7,476

Net interest margin[6]			2.22%			4.97%

[3]	Average rates/yields for these periods have been annualized using actual days.

[4]	Yields on securities have not been adjusted to a tax equivalent basis because the impact is not material.

[5]

Loans are gross, which excludes the allowance for loan losses, and net of deferred fees. Nonaccrual loans are included in the table for computation purposes, but the foregone interest on such loans is excluded.

[6]	Net interest income as a percentage of average interest-earning assets.

Distribution, Yield and Rate7 Analysis of Net Interest Income

	For the Nine Months Ended September 30,
	2008			2007
	Average Balance	Interest Income/ Expense	Average Rate/ Yield	Average Balance	Interest Income/ Expense	Average Rate/ Yield
	(Dollars in Thousands)
Interest-earning Assets:
Federal funds sold	$49,925	$682	1.82%	$8,165	$315	5.16%
Interest-bearing deposits in financial institutions	1,990	73	4.90%	2,392	92	5.14%
Investment securities:[8]
Taxable	106,549	4,420	5.54%	63,193	2,620	5.54%
Non-taxable	20,214	631	4.17%	23,770	753	4.24%

Total investments	178,678	5,806	4.34%	97,520	3,780	5.18%
Loans[9]	535,150	24,276	6.06%	460,013	32,293	9.39%

Total interest-earning assets	$713,828	30,082	5.63%	$557,533	36,073	8.65%

Interest-bearing Liabilities:
Interest-bearing deposits
Interest-bearing demand deposits	$19,360	28	0.19%	$20,552	52	0.34%
Money market deposits	168,474	2,887	2.29%	171,539	4,975	3.88%
Savings deposits	11,503	21	0.24%	13,067	82	0.84%
Time deposits $100,000 or greater	89,033	2,444	3.67%	87,427	3,149	4.82%
Other time deposits	143,653	3,806	3.54%	80,582	2,806	4.66%

Total interest-bearing deposits	432,023	9,186	2.84%	373,167	11,064	3.96%

FHLB borrowings	85,239	2,128	3.33%	2,924	111	5.08%
Federal funds purchased	3,506	95	3.62%	744	31	5.57%
Repurchase agreement	75,113	973	1.73%	40,906	1,817	5.94%
Subordinated notes payable to subsidiary trusts	12,300	571	6.20%	16,458	974	7.91%

Total borrowings	176,158	3,767	2.86%	61,032	2,933	6.43%

Total interest-bearing liabilities	$608,181	12,953	2.84%	$434,199	13,997	4.31%

Net interest income		$17,129			$22,076

Net interest margin[10]			3.21%			5.29%

[7]	Average rates/yields for these periods have been annualized using actual days.

[8]	Yields on securities have not been adjusted to a tax equivalent basis because the impact is not material.

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

Rate11/Volume Analysis of Net Interest Income

	Three Months Ended September 30, 2008 vs. 2007 Increases (Decreases) Due to			Nine Months Ended September 30, 2008 vs. 2007 Increases (Decreases) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in Thousands)
Increase (Decrease) in Interest Income:
Federal funds sold	$1,596	$(1,087)	$509	$1,611	$(1,244)	$367
Interest-bearing deposits in financial institutions	6	(5)	1	(15)	(4)	(19)
Investment securities:[12]
Taxable	358	(37)	321	1,798	2	1,800
Non-taxable	(136)	(2)	(138)	(113)	(9)	(122)
Loans[13]	1,641	(5,751)	(4,110)	5,275	(13,292)	(8,017)

Total	$3,465	$(6,882)	$(3,417)	$8,556	$(14,547)	$(5,991)

Increase (Decrease) in Interest Expense:
Interest-bearing demand deposits	$2	$(7)	$(5)	$(3)	$(28)	$(31)
Money market deposits	(438)	(738)	(1,176)	(117)	(1,971)	(2,088)
Savings deposits	(4)	(15)	(19)	(10)	(44)	(54)
Time deposits $100,000 or greater	(153)	(372)	(525)	58	(763)	(705)
Other time deposits	2,341	(860)	1,481	2,196	(1,196)	1,000
FHLB borrowings	1,143	(479)	664	1,711	(3,589)	(1,878)
Federal funds purchased	(9)	—	(9)	—	—	—
Repurchase agreement	191	(991)	(800)	1,519	(2,363)	(844)
Subordinated notes payable to subsidiary trusts	(10)	(48)	(58)	(246)	(157)	(403)

Total	$3,063	$(3,510)	$(447)	$5,108	$(10,111)	$(5,003)

Total change in net interest income	$402	$(3,372)	$(2,970)	$3,448	$(4,436)	$(988)

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

The provision for loan losses totaled $36.2 million for the nine months ended September 30, 2008. This represented a increase of $35.5 million when compared to $700,000 for the same period in 2007. The increase was due to the increase in net charge-offs and the level of nonperforming loans during the first nine months of 2008. For the nine months ended September 30, 2008 and 2007, the Company had net charge-offs of $21.1 million and $244,000, respectively. For the nine months ended September 30, 2008, the Company’s nonperforming loans increased $77.9 million to $90.8 million, as compared to $13.0 million at December 31 2007.

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

Third quarter analysis. Noninterest income totaled $1.0 million for the quarter ended September 30, 2008. This represented an increase of $162,000 or 19% when compared to $864,000 for the same period in 2007.

The increase in noninterest income was primarily attributable to the increases in customer service fees of $74,000, or 17% to $518,000, gains from the sale of SBA loans of $40,000 or 30% to 174,000 and other income of $144,000 or 86% to $312,000. These increases were partially offset by a decrease in conduit loan fee referral income of 96,000 or 81% to 22,000, which is primarily associated with the overall decrease in conduit loan referral volume directly related to the housing crisis affecting the financial services industry. The increase in other income for the three months ended September 30, 2008 is primarily attributable to an increase in the earnings of Bank Owned Life Insurance of $36,000 or 28% to $163,000, an increase in the net gain on investment securities of $19,000 compared to none for the same period in 2007.

For the three months ended September 30, 2008 as compared to 2007, noninterest income as an annualized percentage of average earning assets decreased to 0.64% from 0.57%%.

Nine-month analysis. Noninterest income totaled $3.4 million for the nine months ended September 30, 2008. This represented an increase of $415,000 or 14% when compared to $3.0 million for the same period in 2007.

The increase in noninterest income was primarily due to increases in gain on sale of investment securities of $252,000 to $287,000, BOLI of $112,000 to $464,000, customer service fees of $151,000 to $1.4 million and gains on sale of loans of $91,000 to $498,000 for the nine months ended September 30, 2008 as compared to the same period year. These increases were partially offset by a decrease of $347,000 to $408,000 in conduit loan referral income for the nine months ended September 30, 2008 as compared to the same period last year.

For the nine months ended September 30, 2008 as compared to 2007, noninterest income as an annualized percentage of average earning decreased to 0.51% from 0.73%.

The following tables set forth components of the Company’s noninterest income for the periods indicated and expresses the amounts as a percentage of total noninterest income:

Noninterest Income

	For the Three Months Ended September 30,
	2008		2007
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Customer service fees	$518	50.49%	$444	51.38%
Gains from sale of loans	174	16.96%	134	15.51%
Increase in cash surrender value of life insurance	163	15.89%	127	14.70%
Broker fee income	10	0.97%	15	1.74%
Conduit loan referral income	22	2.14%	118	13.66%
Other miscellaneous income	139	13.55%	26	3.01%

Total noninterest income	$1,026	100.00%	$864	100.00%

As a percentage of average earning assets (annualized)		0.64%		0.57%

Noninterest Income

	For the Nine Months Ended September 30,
	2008		2007
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Customer service fees	$1,427	41.48%	$1,276	42.18%
Gains from sale of loans	498	14.48%	407	13.45%
Increase in cash surrender value of life insurance	464	13.49%	352	11.64%
Broker fee income	33	0.96%	96	3.17%
Conduit loan referral income	408	11.86%	755	24.96%
Other miscellaneous income	610	17.73%	139	4.60%

Total noninterest income	$3,440	100.00%	$3,025	100.00%

As a percentage of average earning assets (annualized)		0.51%		0.73%

NONINTEREST EXPENSE

Noninterest expense for the Company includes salaries and employee benefits, net occupancy and equipment expense, marketing expense, data processing and professional fees, and other operating expenses.

Third quarter analysis. Noninterest expense totaled $6.8 million for the three months ended September 30, 2008, an increase of $2.2 million or 47% when compared to $4.6 million for the same period in 2007. The increase was primarily due to an increase in OREO expenses of $1.5 million and FDIC expense of $309,000. The increase in OREO expenses was primarily due to the increase in OREO to $14.9 million at September 30, 2008 as compared to $2.3 million at December 31, 2007, and as compared to $1.1 million at September 30, 2007.

For the three months ended September 30, 2008 as compared to 2007, noninterest expense as an annualized percentage of average earning assets increased to 3.37% from 3.08%. This increase is primarily attributable to the increase in noninterest expenses of $2.2 million, partially offset by $209.6 million in interest earning assets. The increase in noninterest expenses for the three months ended September 30, 2008 was primarily related to increases in OREO expenses and FDIC expenses.

Nine -month analysis. Noninterest expense totaled $18.0 million for the nine months ended September 30, 2008, an increase of $3.6 million or 25% when compared to $14.4 million for the same period in 2007. The increase was primarily due to increases in OREO expenses of $2.2 million, FDIC expense of $503,000 and director deferred compensation expense of $206,000.

For the nine months ended September 30, 2008 as compared to 2007, noninterest expense as an annualized percentage of average earning assets decreased to 3.37% from 3.45%. This decrease is primarily attributable to the increase of $156.3 million in interest earning assets partially offset by an increase in noninterest expenses of $3.6 million.

The following tables set forth components of the Company’s noninterest expense for the periods indicated and express the amounts as a percentage of total noninterest expense:

Noninterest Expense

	For the Three Months Ended September 30,
	2008		2007
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Salaries and employee benefits	$2,512	36.78%	$2,544	54.85%
Net occupancy expense	559	8.19%	581	12.53%
Marketing	218	3.19%	340	7.33%
Data processing fees	267	3.91%	263	5.67%
Professional fees	559	8.19%	246	5.31%
Postage, telephone, supplies	116	1.70%	131	2.83%
Directors’ fees	74	1.08%	74	1.60%
FDIC expense	345	5.05%	36	0.78%
OREO expense	1,550	22.69%	62	1.34%
Other operating expense	630	9.22%	360	7.76%

Total noninterest expense	$6,830	100.00%	$4,637	100.00%

As a percentage of average earning assets (annualized)		3.37%		3.08%

Noninterest Expense

	For the Nine Months Ended September 30,
	2008		2007
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Salaries and employee benefits	$7,853	43.66%	$7,906	54.96%
Net occupancy expense	1,698	9.44%	1,729	12.02%
Marketing	769	4.27%	1,008	7.01%
Data processing fees	815	4.53%	792	5.51%
Professional fees	1,216	6.76%	737	5.12%
Postage, telephone, supplies	378	2.10%	410	2.85%
Directors’ fees	222	1.23%	215	1.49%
FDIC expense	566	3.15%	63	0.44%
OREO expense	2,286	12.71%	73	0.51%
Other operating expense	2,185	12.15%	1,452	10.09%

Total noninterest expense	$17,988	100.00%	$14,385	100.00%

As a percentage of average earning assets (annualized)		3.37%		3.45%

INCOME TAXES

Income tax benefits were $(13.9) million for the first nine months of 2008 compared to income tax provision of $1.3 million for the first nine months of 2007, representing effective tax (benefit) rates of (40.7)% and 37.5%, respectively, of pre-tax income (loss) for those periods. The amount of tax provision (benefits) is determined by applying the Company’s statutory income tax rates to pre-tax book income, adjusted for permanent differences between pre-tax book income and actual taxable income. Such permanent differences include but are not limited to tax-exempt interest income, increases in the cash surrender value of bank-owned life insurance, compensation expense associated with stock options and certain other expenses that are not allowed as tax deductions, and tax credits.

FINANCIAL CONDITION

GENERAL

The Company’s total assets were $939.1 million at September 30, 2008, an increase of $249.6 million, or 27%, compared to total assets of $689.5 million at December 31, 2007. Total net loans decreased $4.5 million or less than 1% to $510.1 million at September 30, 2008 as compared to $514.6 million at December 31, 2007. The Company’s investment portfolio increased $22.6 million or 17.9% to $148.7 million at September 30, 2008 as compared to $126.1 million at December 31, 2007. Total deposits at September 30, 2008 were $711.7 million, which represented an increase of $233.8 million, or 49% from total deposits of $478.0 million at December 31, 2007. The increase was primarily in interest-bearing deposits, which increased $260.5 million or 71% to $628.3 million at September 30, 2008 compared to $367.8 million at December 31, 2007. Noninterest bearing demand deposits decreased $26.7 million or 24% to $83.4 million at September 30, 2008 compared to $110.1 million at December 31, 2007. The major components of the Company’s statement of condition are individually analyzed below, along with off-balance sheet information.

LOANS

Total gross loans were $532.4 million at September 30, 2008 as compared to $522.2 million at December 31, 2007. Total gross loans increased by $10.2 million, or 2% for the nine months ended September 30, 2008. Total gross loans represented 57% of total assets at September 30, 2008 and 76% of total assets at December 31, 2007. Real estate loans, which include construction and development loans, decreased $3.1 million or less than one percent to $319.8 million during the nine months ended September 30, 2008. Commercial loans increased $10.2 million or 6% to $191.6 during the nine months ended September 30, 2008 due to our focus in business development efforts in and around the marketplaces the Company serves. As of September 30, 2008, we have significantly curtailed originating construction and land loans, since new home construction has slowed down in the Riverside and San Bernardino Counties of Southern California. We will concentrate on originating loans for our commercial and consumer loan product line.

LOANS HELD FOR SALE

The Company actively generates SBA loans as part of its primary operating activity of making loans. The guaranteed portion of each individual loan is sold on the secondary market simultaneously with the booking of the loan, and therefore the Company has no inventory “held-for-sale,” unlike some institutions that warehouse loans to sell as “pools.” The Company retains the unguaranteed portion of the SBA loans. The total gain on sale of loans was $498,000 or 1.5% of total interest and noninterest income as of September 30, 2008 and $407,000 or 1.04% of total interest and noninterest income as of September 30, 2007.

The following table shows the amounts of total loans outstanding by category as of the dates indicated:

Loan Portfolio Composition

	September 30, 2008		December 31, 2007
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Real estate loans:
Construction and development	$223,703	42.02%	$240,550	46.06%
Residential loans	5,941	1.12%	2,505	0.48%
Commercial and multi-family	90,175	16.94%	79,820	15.29%
Commercial loans	191,610	35.99%	181,426	34.75%
Consumer loans	8,558	1.61%	8,556	1.64%
Equity lines of credit	10,179	1.91%	7,111	1.36%
Credit card and other loans	2,197	0.41%	2,191	0.42%

Total gross loans	532,363	100.00%	522,159	100.00%

Less:
Unearned income	(287)		(710)
Allowance for loan losses	(21,907)		(6,805)

Total net loans	$510,169		$514,644

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

The following are some specific steps the Company has taken in relation to nonperforming assets during the nine months ended September 30, 2008:

•

We have reviewed our entire loan portfolio, with specific emphasis on our construction loan portfolio and feel confident that our allowance for loan losses is adequate to protect against probable known losses.

•	We have significantly curtailed our construction lending and will be concentrating on our commercial lending product line.

December 31, 2007 to September 30, 2008 analysis. Nonperforming assets at September 30, 2008 increased $90.5 million to $105.8 million, from $15.3 million at December 31, 2007, and represented 19.34% and 2.92% of total gross loans and OREO, respectively.

Nonaccrual loans:

The net increase in nonaccrual loans during the current quarter ended September 30, 2008 increased to $90.2 million or 17.07% of total loans was primarily attributable to the addition of 11 construction and development loans totaling $29.0 million and 5 commercial real estate loans totaling $652,000 that were placed on non-accrual. The additions to nonaccrual loans during the current quarter ended September 30, 2008 were partially offset by the transfer to OREO of 4 construction loans totaling $10.5 million and 1 commercial real estate loan totaling $1.2 million and additional net charge-offs of $12.9 million.

As of September 30, 2008 nonaccrual loans totaled $90.2 million and have been adjusted for impairment that resulted in approximately $21.3 million in charge-offs during the nine months ended September 30, 2008. The Company establishes a plan with each borrower that falls into nonaccrual status that is based on receiving payments. However, it is uncertain whether such a plan will prove to be successful. It is also uncertain to determine whether the loans that are currently classified as nonaccrual will require further adjustments for impairment.

Loans 90 days or more past due:

Loans 90 days or more past due and still accruing decreased $2.2 million to $619,000 at September 30, 2008 as compared to December 31, 2007 and is attributable to one commercial real estate loan totaling $1.2 million that was transferred to nonaccrual status and the payoff of two commercial loans totaling $956,000, partially offset by 1 construction loan totaling $603,000 and one credit card loan totaling $16,000 being placed on loans 90 days or more past due and still accruing.

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

During the nine months ended September 30, 2008, the Company acquired through foreclosure the underlying real property collateralizing 6 construction and development loans totaling $14.7 million and one commercial loan totaling $1.2 million, respectively. During the nine months ended September 30, 2008, we recorded $1.7 million in write-offs reflecting the lower of cost or market valuation of OREO.

September 30, 2007 to September 30, 2008 analysis. Nonperforming assets at September 30, 2008 increased $96.5 million to $105.8 million, from $9.2 million at September 30, 2007, and represented 19.34% and 1.87% of total gross loans and OREO, respectively. The increase in nonperforming assets was primarily due to the net increase in nonaccrual loans of $84.7 million and OREO of $13.9 million between September 30, 2007 and September 30, 2008.

Nonaccrual loans:

The net increase in nonaccrual loans was primarily attributable to the addition of 37 construction and development loans totaling $89.1 million, 8 commercial loans totaling $572,000 and one commercial real estate loan totaling $1.2 million that were placed on non-accrual status since June 30, 2007. The additions were partially offset by the payoff of four commercial loans totaling $2.6 million.

The increase in nonaccrual loans was primarily attributable to the addition of 37 construction and development loans totaling $89.1 million and 8 commercial loans totaling $1.0 million that were placed on non-accrual status since September 30, 2007. The additions were partially offset by the transfer of 2 construction loans to OREO totaling $5.2 million and the payoff of 4 commercial loans totaling $345,000.

OREO:

Since September 30, 2007, the Company acquired through foreclosure the underlying real property collateralizing 7 construction and land development loans totaling $15.9 million and one commercial real estate loan totaling $1.2 million, including additional OREO write-downs of $1.7 million. These additions to OREO were partially offset by the sale of the commercial real estate OREO totaling $1.2 million and the partial sale of 2 construction OREO properties totaling $431,000.

On a sequential quarter basis, June 30, 2008 to September 30, 2008, the Company acquired through foreclosure the underlying real property collateralizing 5 construction and land development loans totaling $10.5 million and one commercial real estate loan totaling $1.2 million, including additional OREO write-downs of $1.2 million. These additions to OREO were partially offset by the sale of the commercial real estate OREO totaling $1.2 million and the partial sale of 2 construction OREO properties totaling $431,000.

Except for nonperforming assets and impaired loans, Management is not aware of any loans as of September 30, 2008 for which known credit problems of the borrower would cause serious doubt as to the ability of such borrowers to comply with their present loan repayment terms. Management cannot, however, predict the extent to which the deterioration in general economic conditions, real estate values, increase in general rates of interest, changing financial conditions or business of a borrower may adversely affect a borrower’s ability to repay.

The following table provides information with respect to the components of the Company’s nonperforming assets as of the dates indicated:

Nonperforming Assets

	September 30, 2008	December 31, 2007	September 30, 2007
	(Dollars in Thousands)
Nonaccrual loans:[14]
Real estate loans:
Construction and development[15]	$89,086	$9,994	$5,166
Residential loans	—	—	—
Commercial and multi-family	—	—	—
Commercial loans	1,045	736	345
Consumer loans	—	—	—
Equity lines of credit	90	—	—
Credit card and other loans	—	—	—

Total nonaccrual loans	90,221	10,730	5,511

Loans 90 days or more past due (as to principal or interest) and still accruing:
Real estate loans:
Construction and development	603	—	2,639
Residential loans	—	—	—
Commercial and multi-family	—	1,223	—
Commercial loans	—	979	—
Consumer loans	—	—	—
Equity lines of credit	—	—	—
Credit card and other loans	16	18	—

Total loans 90 days or more past due and still accruing	619	2,220	2,639

Total nonperforming loans	90,840	12,950	8,150
OREO	14,933	2,343	1,082

Total nonperforming assets	$105,773	$15,293	$9,232

Performing troubled debt restructurings[16]	$5,579	$—	$—
Nonperforming loans as a percentage of total loans[17]	17.07	2.48%	1.65%
Nonperforming assets as a percentage of total loans and OREO	19.34	2.92%	1.87%
Allowance for loan losses to nonperforming loans	24.12	52.55%	76.04%
Allowance for loan losses	$21,907	$6,805	$6,197

[14]

Additional interest income of approximately $4.6 million would have been recorded for the nine months ended September 30, 2008, if these loans had been paid or accrued in accordance with their original terms and had been outstanding throughout the applicable period then ended.

[15]

Construction and development nonaccrual loans includes one troubled debt restructured construction loans for $1.1 million, whereby the terms were renegotiated by a interest rate reduction below market value and the loan maturity was extended to terms not normally given.

[16]	Represents 2 performing construction loans totaling $4.6 million and one performing single family loan totaling $1.0 million classified as troubled debt restructurings.

[17]	Total loans are gross loans, which excludes the allowance for loan losses, and net of deferred fees.

ALLOWANCE FOR LOAN LOSSES

Arriving at an appropriate level of an allowance for loan losses (“ALL”) involves a high degree of judgment. Our ALL provides for probable losses based upon an evaluation of known and inherent risks in the loan portfolio. The determination of the balance in the ALL is based on an analysis of the loans receivable portfolio using a systematic methodology that reflects an amount that, in our judgment, is adequate to provide for probable loan losses inherent in the portfolio.

The ALL totaled $21.9 million at September 30, 2008 compared to $6.8 million at December 31, 2007 and as a percentage of total loans outstanding was 4.12% and 1.31%, respectively. The ratio of the ALL to total loans was determined by Management to be adequate at September 30, 2008 and December 31, 2007.

The process for monitoring the adequacy of the allowance, as well as supporting documentation regarding the allowance follows.

In originating loans, the Company recognizes that credit losses will be experienced and that the risk of loss will vary with the type of loan being made and a number of other factors, including collateral and the creditworthiness of the borrower over the term of the loan. It is Management’s policy to maintain an adequate ALL based on a number of factors, including the Company’s loan loss experience, economic conditions, and regular reviews of delinquencies and loan portfolio quality.

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

The aggregate loan portfolio risk ratings were stratified as follows for the period indicated:

	Pass/ Homogeneous:	Special Mention:	Substandard:	Doubtful:	Loss:	Total:
September 30, 2008	76.02%	6.32%	17.63%	0.03%	0.00%	100.00%

For the nine months ended September 30, 2008 and 2007, the Company had net charge-offs of $21.1 million and $244,000, respectively. Implicit in lending activity is the risk that losses will occur and that the amount of such loss will vary over time. In many cases Management exercises considerable judgment in determining the timing of the recognition of inherent losses with the objective to present a realistic presentation of the quality of the loan portfolio.

Except for nonperforming assets and impaired loans, Management is not aware of any loans as of September 30, 2008 for which known credit problems of the borrower would cause serious doubt as to the ability of such borrowers to comply with their present loan repayment terms. Management cannot, however, predict the extent to which the deterioration in general economic conditions, real estate values, increase in general rates of interest, changing financial conditions or business of a borrower may adversely affect a borrower’s ability to repay. The ratio of the ALL to total loans was determined by Management to be adequate at September 30, 2008 and December 31, 2007.

The following table summarizes the activity in the Company’s ALL for the periods indicated:

Allowance for Loan Losses

	September 30, 2008	December 31, 2007	September 30, 2007
	(Dollars in Thousands)
Balances:
Average total loans outstanding during period	$535,150	$471,926	$460,013

Total loans outstanding at end of period, net of unearned income	$532,076	$521,449	$493,769

Allowance for Loan Losses:
Balance at beginning of period	$6,805	$5,741	$5,741
Charge-offs:
Real estate loans:
Construction and development	20,303	725	—
Residential loans	—	—	—
Commercial and multi-family	—	—	—
Commercial loans	873	1,007	654
Consumer loans	41	8	2
Equity lines of credit	—	—	—
Credit card and other loans	39	2	—

Total charge-offs	21,256	1,742	656

Recoveries:
Real estate loans:
Construction and development	—	—	—
Residential loans	4	2	2
Commercial and multi-family	—	—	—
Commercial loans	149	454	410
Consumer loans	—	—	—
Equity lines of credit	—	—	—
Credit card and other loans	—	—	—

Total recoveries	153	456	412

Net (charge-offs) recoveries	(21,103)	(1,286)	(244)

Provision charged to operations	36,205	2,350	700

Allowance for loan losses balance, end of period	$21,907	$6,805	$6,197

Ratios:[18]
Net loan charge-offs to average total loans	3.94%	0.27%	0.05%
Allowance for loan losses to average total loans	4.09%	1.44%	1.35%
Allowance for loan losses to total loans at end of period	4.12%	1.31%	1.26%
Allowance for loan losses to total nonperforming loans	24.12%	52.55%	76.04%
Net loan charge-offs to allowance for loan losses at end of period	(96.33)%	(18.90)%	(3.94)%
Net loan charge-offs to provision for loan losses	(58.29)%	(54.72)%	(34.86)%

[18]	Total loans are gross loans, which excludes the allowance for loan losses, and net of deferred fees.

INVESTMENTS

The Company’s investment portfolio provides income to the Company and also serves as a source of liquidity. Total yield, risk and maturity are among the factors considered in building the investment portfolio. Pursuant to FASB 115, securities must be classified as “held to maturity,” “available for sale,” or “trading securities.” Those securities held in the “available for sale” category must be carried on the Company’s books at fair market value. At September 30, 2008 and December 31, 2007, 100% of the investment securities owned by the Company were classified as “Available for Sale.”

At September 30, 2008, the Company’s investment portfolio at fair value consisted of $31.0 million in U.S. government agency securities, $106.7 million in federal agency mortgage-backed securities and $11.0 million in obligations of states and local government securities for a total of $148.7 million. At December 31, 2007, the Company’s investment portfolio at fair value consisted of $30.8 million in U.S. government agency securities, $71.2 million in federal agency mortgage-backed securities and $24.1 million in obligations of states and local government securities for a total of $126.1 million.

The Company’s investment portfolio increased $24.4 million or 20% to $148.7 million for the three months ended September 30, 2008. During the third quarter of 2008, the Company sold $6.7 million in municipal securities for a net gain of $19,000. The investment portfolio sales were replaced with purchases of $32.7 million in GNMA mortgage- backed securities and $588,000 in United States treasury securities. The advantage of GNMA and United States treasury securities is that they are risk weighted at zero percent for risk-based capital purposes.

The following table is a comparison of amortized cost and fair value of investment securities as of the dates indicated:

Investment Portfolio

	September 30, 2008				December 31, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in Thousands)
Available for Sale:
U.S. government agency securities	$30,589	$370	$—	$30,959	$30,000	$816	$—	$30,816
Federal agency mortgage-backed securities	106,511	1,380	(1,172)	106,719	69,352	1,852	(23)	71,181
Obligations of states and local government securities	12,125	2	(1,103)	11,024	24,450	78	(389)	24,139

Total	$149,225	$1,752	$(2,275)	$148,702	$123,802	$2,746	$(412)	$126,136

The Company also had investments in interest-bearing time certificates of deposit at other financial institutions totaling $6.1 million at September 30, 2008 and $1.9 million at December 31, 2007.

DEPOSITS

Total deposits increased $233.8 million, or 49%, to $711.7 million at September 30, 2008 from $478.0 million at December 31, 2007. Noninterest-bearing demand deposits decreased $26.7 million or 24% at September 30, 2008 as compared to December 31, 2007. Total interest bearing deposits increased $260.5 million or 71% at September 30, 2008 as compared to $367.8 million at December 31, 2007. The increase in interest bearing deposits consisted of an increase in interest bearing demand deposits of $5.1 million or 33%, while money market deposit accounts increased $85.1 million, or 45% at September 30, 2008 as compared to December 31, 2007. Savings deposit accounts decreased $2.1 million or 17% at September 30, 2008 as compared to December 31, 2007. Time deposits of $100,000 or greater decreased $12.1million, or 13% at September 30, 2008 as compared to December 31, 2007, and other time deposits increased $354.7 million, or 633%. The increase in other time deposits of $354.7 million for the nine months ended September 30, 2008, included an increase of $309.4 million in broker certificates of deposit and $34.4 million in CDARS deposits.

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

The average rate paid on the Bank’s interest-bearing deposits decreased to 2.84% for the nine months ended September 30, 2008 from 3.96% for the same period in 2007. For all interest bearing liabilities, the average rate for the nine months ended September 30, 2008 was 2.84% as compared to 4.31% for the same period in 2007. From September 30, 2007 to September 30, 2008 the percentage of total average deposits represented by time deposits increased from 45% to 54%. The decrease in the average rate on the Bank’s interest-bearing deposits was primarily due to the 325 basis point decrease in the FRB federal funds rate from the same period last year.

As part of an Asset/Liability strategy to mitigate interest rate risk in a decreasing rates environment and reduce our asset sensitivity risk, the Company entered into two repurchase agreements that included embedded interest rate floors during the third quarters of 2006 and 2007, for $30.0 million and $45.1 million, respectively. The average rate paid on the Bank’s reverse repurchase agreements decreased to 1.73% for the nine months ended September 30, 2008 from 5.94% for the same period in 2007. The overall downward trend in interest rates by the FRB has lowered our cost of funds on a year-to-year basis.

The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated:

Average Deposits and Other Borrowings19

	Nine Months Ended September 30,
	2008		2007
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in Thousands)
Demand deposits, noninterest bearing	$98,726	0.00%	$108,092	0.00%

Interest-bearing deposits:
Interest-bearing demand deposits	19,360	0.19%	20,552	0.34%
Money market deposits	168,474	2.29%	171,539	3.88%
Savings deposits	11,503	0.24%	13,067	0.84%
Time deposits $100,000 or greater	89,033	3.67%	87,427	4.82%
Other time deposits	143,653	3.54%	80,582	4.66%

Total interest-bearing deposits	432,023	2.84%	373,167	3.96%

FHLB borrowings	85,573	3.32%	2,924	5.08%
Federal funds purchased	3,506	3.62%	744	5.57%
Repurchase agreement	75,113	1.73%	40,906	5.94%
Subordinated notes payable to subsidiary trusts	12,300	6.20%	16,458	7.91%

Total deposits and other borrowings	$707,241	2.45%	$542,291	3.45%

Average rate excluding noninterest bearing demand deposits		2.84%		4.31%

[19]	Rates for these periods on which calculations are based have been annualized using actual days.

The following table summarizes the composition of average deposits as a percentage of total average deposits for the periods indicated:

Percent of Total Average Deposit Composition

	Nine Months Ended September 30,
	2008	2007
	Percent of Total	Percent of Total
Demand deposits, noninterest bearing	18.60%	22.46%
Interest-bearing deposits:
Interest-bearing demand deposits	3.65%	4.27%
Money market deposits	31.74%	35.64%
Savings deposits	2.17%	2.72%
Time deposits $100,000 or greater	16.77%	18.17%
Other time deposits	27.07%	16.74%

Total average deposits	100.00%	100.00%

The following table sets forth the scheduled maturities of time certificates of deposit outstanding in amounts of $100,000 or more for the periods indicated:

	3 Months or Less	Over 3 Months Through 6 Months	Over 6 Months Through 12 Months	Over 12 Months	Total
	(Dollars in Thousands)
September 30, 2008	$73,266	$94,979	$165,300	$61,183	$394,728

December 31, 2007	$34,550	$26,540	$16,310	$16,289	$93,689

LIQUIDITY AND MARKET RISK MANAGEMENT

Liquidity

Liquidity is defined as the Company’s ability to raise cash when it needs it at a reasonable cost and with a minimum of principal loss. The Company must be capable of meeting all obligations to our customers at any time and, therefore, active management of our liquidity position is critical.

Given the uncertain nature of our customers’ demands as well as the Company’s desire to take advantage of earnings enhancement opportunities, the Company must have available adequate sources of on and off balance sheet funds that can be acquired in time of need. Accordingly, in addition to the liquidity provided by normal cash flows, liquidity must be supplemented with additional sources. As of September 30, 2008 the Company had Federal Funds borrowing arrangements with one correspondent bank totaling $10.0 million, and a secured line of credit with the FHLB totaling approximately $103.3 million. The Bank also has an available line of credit with the FRB discount window of $8.7 million as of September 30, 2008. Since our capital ratios are now designated as “adequately capitalized”, we no longer can access new broker certificates of deposit, unless we receive a waiver from the FDIC.

The Bank’s policy is to maintain the liquidity ratio at or above 10%. The Bank’s liquidity ratio is a measure of liquid assets to total consolidated assets. Liquid assets are defined as federal funds sold, unused lines of credit, unused broker certificate deposit capacity, unpledged government guaranteed mortgage backed securities and interest-earnings assets in financial institutions maturing within 30 days less short term liabilities. Short term liabilities are defined as federal funds purchased, 25% of regular time deposits maturing within 30 days, 30% of time deposits greater than $100,000 maturing within 30 days and 10% of other selected deposits.

The Bank’s liquidity ratio was 17.7% at September 30, 2008 and 21.2% at December 31, 2007. The decrease in the Bank’s liquidity ratio to 17.7% was primarily due to higher liabilities resulting from the Bank increasing brokered certificates of deposits up to the maximum amount approved by the Board of Directors at September 30, 2008 as compared to December 31, 2007, whereby brokered certificates of deposits were funded at 22% of the maximum amount authorized by the Board of Directors. The increase in brokered certificates of deposits was partially offset by cash on hand in federal funds sold and lower short term liability balances. As of September 30, 2008, brokered certificates of deposits (excluding CDARS) totaled $331.7 million, representing 35% of total consolidated assets at the Bank, as compared to brokered certificates of deposits (excluding CDARS) of $22.3 million at December 31, 2007, representing 3.2% of total consolidated assets at the Bank. Total cash and due form banks was $208.9 million at September 30, 2008, as compared to $11.1 million at December 31, 2007.

Management’s position is that the standby funding sources available to the Company are adequate and reliable to meet the Company’s current and anticipated short-term liquidity needs.

Market Risk Management

Market risk arises from changes in interest rates, exchange rates, commodity prices and equity prices. The Company’s market risk exposure is primarily that of interest rate risk, and it has established policies and procedures to monitor and limit earnings and balance sheet exposure to changes in interest rates. The Company does not engage in the trading of financial instruments, nor does the Company have exposure to currency exchange rates. The Company’s earnings depend primarily upon the difference between the income it receives from its interest earning assets and its cost of funds, principally interest expense incurred on interest-bearing liabilities. Interest rates charged by the Company on its loans are affected principally by the demand for loans, the supply of money available for lending purposes, and competitive factors. In turn, these factors are influenced by general economic conditions and other constraints beyond the Company’s control, such as governmental economic and tax policies, general supply of money in the economy, governmental budgetary actions and the actions of the Federal Reserve Board.

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

In connection with the above-mentioned strategy, the Company studies the change in net interest income and net interest margin given immediate and parallel interest rate shocks over a 12-month horizon. The Company’s goal is to manage the effect of these changes within Board-established parameters of “less than a 10% change” for up/down 200 basis points. Shown below are possible changes to net interest income and the net interest margin based upon the model’s program under 200 basis point increases or decreases as of September 30, 2008:

Change (in Basis Points)	Net Interest Income (next twelve months)	Change in Net Interest Income	% Change in Net Interest Income	Net Interest Margin
(Dollars in Thousands)
+ 200	$19,678	$1,752	9.77%	2.44%
– 200	16,162	(1,764)	(9.84)%	2.00%

These results indicate the effect of immediate rate changes and do not consider the yield from reinvesting in short-term versus long-term instruments. The above profile illustrates that if there were an immediate and sustained downward adjustment of 200 basis points in interest rates and lower interest income due to the reversal of interest income on nonaccrual loans, the net interest margin over the next twelve months would likely be 2.00%. Conversely, if there were an immediate increase of 200 basis points in interest rates, the Company’s net interest margin would likely be 2.44%. All other things being equal, the net interest margin would improve if rates rise and decline if rates fall. Management and the Board of Directors consider the results indicated by the report to be acceptable.

CAPITAL RESOURCES

The Federal Reserve Board and the FDIC have both established guidelines to implement risk-based capital requirements. Falling below minimum established levels might limit a bank or bank holding company from certain activities. Failure to satisfy applicable guidelines may also subject a banking institution to a variety of enforcement actions by Federal regulatory authorities.

The Company and the Bank are required to maintain the following minimum ratios: Total risk-based capital ratio of at least 8%, Tier 1 risk-based capital ratio of at least 4%, and a leverage ratio of at least 4%. Total capital is classified into two components: Tier 1 (common shareholders equity, qualifying perpetual preferred stock to certain limits, minority interests in equity accounts of consolidated subsidiary and trust preferred securities to certain limits, including notes payable to unconsolidated special purpose entities that issue trust preferred securities, less goodwill and other intangibles) and Tier 2 (supplementary capital including allowance for possible credit losses to certain limits, certain preferred stock, eligible subordinated debt, and trust preferred securities, including notes payable to unconsolidated special purpose entities that issue trust preferred securities that are in excess of the limits for inclusion in Tier 1 capital). Under the established guidelines, at September 30, 2008, the Company is characterized as “Adequately Capitalized.”

The Company is currently evaluating capital alternatives in order to strengthen our capital position, and we have engaged the investment banking firm D.A. Davidson & Company as our financial advisor with respect to evaluating capital and other strategic alternatives to enhance shareholder value.

Total shareholders’ equity was $31.2 million at September 30, 2008, compared to $52.3 million at December 31, 2007. The decrease of $21.1 million, or 40.3% during the first nine months of 2008 was primarily due to $19.8 million in year-to-date net loss, $1.7 million change in unrealized gain on investment securities available for sale and $294,000 in common stock repurchases. These items were partially offset by $449,000 credited to capital in relation to compensation expense associated with the issuance of stock options and the proceeds of $253,000 from the exercise of stock options, including tax benefit.

The following table illustrates the capital and prompt corrective action guidelines applicable to the Company and the Bank, as well as their total risk-based capital ratios, Tier 1 capital ratios and leverage ratios as of the dates indicated:

	Actual Amount/Ratio		Minimum Capital Requirement Amount/Ratio		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions Amount/Ratio
As of September 30, 2008:
Total capital to risk-weighted assets:
the Company	$46,430	8.43%	$44,082	8.00%	$55,103	10.00%
the Bank	45,018	8.18%	44,034	8.00%	55,043	10.00%
Tier 1 capital to risk-weighted assets:
the Company	37,868	6.87%	22,041	4.00%	33,062	6.00%
the Bank	37,943	6.89%	22,017	4.00%	33,026	6.00%
Tier 1 capital to average assets:
the Company	37,868	4.42%	34,270	4.00%	42,838	5.00%
the Bank	37,943	4.43%	34,252	4.00%	42,815	5.00%
As of December 31, 2007:
Total capital to risk-weighted assets:
the Company	$65,006	12.94%	$40,178	8.00%	$50,223	10.00%
the Bank	62,859	12.52%	40,172	8.00%	50,215	10.00%
Tier 1 capital to risk-weighted assets:
the Company	58,713	11.69%	20,089	4.00%	30,134	6.00%
the Bank	56,566	11.26%	20,086	4.00%	30,129	6.00%
Tier 1 capital to average assets:
the Company	58,713	8.74%	26,870	4.00%	33,587	5.00%
the Bank	56,566	8.43%	26,852	4.00%	33,565	5.00%

Of the Company’s $37.9 million of Tier 1 capital at September 30, 2008, $10.5 million consisted of Trust Preferred Securities. Tier 2 capital included $1.5 million of the Company’s Trust Preferred Securities, that did not qualify as Tier 1 capital. Trust Preferred Securities, up to the amount of 25% of core capital, may be included in Tier 1 capital for regulatory purposes, but classified as long-term debt in accordance with generally accepted accounting principles, however, no assurance can be given that trust preferred securities will continue to be treated as Tier 1 capital in the future.

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

Evaluation of Disclosure Controls and Procedures

The Company’s Interim Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) promulgated under the Exchange Act) as of the end of the period covered by this quarterly report (the “Evaluation Date”) have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiary would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting or in other factors that occurred in the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the normal course of business, the Company from time to time is involved in claims and legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial condition or results of operation.

ITEM 1A.	RISK FACTORS

The following discussion describes material changes from the risk factors included in our annual report on Form 10-K for the fiscal year ended December 31, 2007, and should be read in conjunction with the risk factors section of the Form 10-K and all other information contained in this Form 10-Q and other reports filed by the Company with the SEC. The remaining risk factors disclosed in our Form 10-K have not changed in any material respect.

Changes in economic conditions in our market areas have and may continue to materially affect our business.

Our success significantly depends upon the growth in population, income levels, deposits and housing starts in our primary and secondary markets. If prevailing economic conditions locally or nationally are unfavorable, the communities in which we operate could be adversely affected. We are currently experiencing adverse economic conditions in some of our real estate market areas, which could affect the ability of our customers to repay their loans to us and generally negatively affect our financial condition and results of operations. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies and are thus disproportionately impacted.

The market value of the real estate securing our loans as collateral has been adversely affected by the slowing economy and unfavorable changes in economic conditions in our market areas and may be further adversely affected in the future. As of

September 30, 2008, approximately 60% of our loans receivable were secured by real estate. Any sustained period of increased payment delinquencies, foreclosures or losses caused by the adverse market and economic conditions such as we experienced during the nine months ended September 30, 2008, will adversely affect the value of our assets, our revenues, results of operations and financial condition. In addition, the State of California continues to face fiscal challenges, the short-term effects of which on the State’s economy cannot be predicted.

Due to our concentrations in real estate loans, current conditions and deterioration in the housing market and the homebuilding industry may lead to increased losses and further worsening of delinquencies and nonperforming assets in our loan portfolios, which may have a further adverse impact on our results of operations.

Our loan portfolio is heavily concentrated in construction and development real estate loans. As of September 30, 2008, $223.7 million represented construction and land loans secured by real estate, $5.9 million represented residential loans secured by residential real estate and $90.2 million represented loans secured by commercial and multifamily real estate. Total nonperforming assets at September 30, 2008 increased $90.5 million to $105.8 million, from $15.3 million at December 31, 2007, and represented 19.34% and 2.92% of total gross loans and OREO, respectively. During the nine months ended September 30, 2008, our net charge-off were $21.1 million, compared to $1.3 million for the year ended December 31, 2007 and $244,000 for the nine months ended September 30, 2007. See “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Nonperforming Assets” and “– Allowance for Loan Losses.”

There has been substantial industry concern and national publicity over real estate asset quality among financial institutions due in large part to issues related to subprime mortgage lending, declining real estate values and general economic concerns. While the Company had no subprime mortgage loans as of September 30, 2008 or at any time in its history, the ripple effect from the subprime mortgage crisis has had a severe impact on the housing and the residential mortgage markets. The homebuilding industry in some of the market areas in which we lend has experienced a significant decline in demand for new homes and an oversupply of new and existing homes available for sale. Our customers who are builders and developers face greater difficulty in selling their homes in markets where these trends are more pronounced. The result was a sharp increase in our delinquencies and nonperforming assets during the nine months ended September 30, 2008. While we do not anticipate charge-offs or increases in our level of nonperforming assets of the same magnitude as we experienced during the nine months ended September 30, 2008, they may continue until the housing market conditions improve.

In general, the banking regulators have begun to give commercial real estate (“CRE”) loans greater scrutiny, due to perceived risks relating to the cyclical nature of the real estate market and the related risks for lenders with high concentrations of such loans.

All of our lending involves underwriting risks, especially in a competitive lending market.

At September 30, 2008, construction and development loans represented 44%, residential, commercial and multi-family loans represented 16% and commercial loans represented 36% of our total loan portfolio.

Commercial lending, even when secured by the assets of a business, involves considerable risk of loss in the event of failure of the business. To reduce such risk, we typically take additional security interests in other collateral, such as real property, certificates of deposit or life insurance, and/or obtain personal guarantees.

Construction lending differs from other types of real estate lending because of uncertainties inherent in estimating construction costs, the length of the construction period and the market for the project upon completion. Commercial mortgage lending entails risks of delays in leasing and excessive vacancy rates. All real estate secured lending involves risks that real estate values in general will fall. We seek to reduce our risk of loss through our underwriting and monitoring procedures. The overwhelming majority of our nonperforming assets as of September 30, 2008, and our charge-offs for nine months ended September 30, 2008, primarily involved construction and land loans. See “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Nonperforming Assets” and “– Allowance for Loan Losses.”

If our ALL is not sufficient to cover actual loan losses, our earnings could be negatively impacted.

Our success depends to a significant extent upon the quality of our assets, particularly loans. In originating loans, there is a likelihood of credit losses. The risk of loss will vary with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for the loan. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses that Management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could have a material adverse effect on our results of operations. Management maintains an ALL based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based on such factors, Management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an ALL including allocations for specific loans when their ultimate collectability is considered impaired.

If our assumptions are wrong, our current allowance may not be sufficient to cover future loan losses, and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Material additions to our allowance would materially decrease our net income. As a result of the precipitous decrease in housing prices subsequent to year-end, we undertook a critical evaluation of the loan portfolio relating to residential real estate loans, resulting in substantial charge-offs for the nine months ended September 30, 2008, a substantial increase in the level of nonperforming assets, and a provision for loan losses of $36.2 million. At September 30, 2008, the ALL was $21.9 million, or 4.1% of total loans, compared to $6.8 million or 1.3% of total loans as of December 31, 2007. At September 30, 2008, the ratio of the ALL to nonperforming loans was 24.1%, compared to 52.6% at December 31, 2007. We expect to continue to make additional provisions to our allowance in 2008; however, we can make no assurance that our allowance will be adequate to cover future loan losses given current and future market conditions.

We require additional capital for us to maintain adequate capital levels.

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. We have determined that additional sources of capital will be required for us to continue operations through 2008 and beyond. Our ability to raise additional capital will depend on conditions in the capital markets, which are outside our control, and on our financial performance. We have engaged a financial advisor to explore strategic alternatives, including potential significant capital raises, in order to address any doubt related to our ability to continue as a going concern.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 19, 2008, subject to approval by the shareholders, the Board of Directors adopted an amendment to Article Three of the Company’s Articles of Incorporation to increase the number of shares of authorized common stock from ten million to 100 million shares, and to add a new class of ten million shares of serial preferred stock (the “Amendment”). Proxies were solicited by the Company’s management by means of written consent pursuant to Regulation 14 under the Securities Exchange Act of 1934.

This amendment to the Articles of Incorporation was approved by the written consent of a majority (56.3%) of the Company’s outstanding shares effective November 5, 2008. The total number of outstanding shares entitled to give their written consents with respect to the Amendment was 4,884,081 common shares. The number of shares consenting to, withholding consent from, and abstaining with respect to the approval of the Amendment as of November 5, 2008 were 2,747,267, 102,283 and 14,103 shares, respectively. No broker non-votes were received with respect to this proposal.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibits
3.1	Restated Articles of Incorporation of he Company *

31.1	Certification of Chief Executive Officer (Section 302 Certification)

31.2	Certification of Chief Financial Officer (Section 302 Certification)

32	Certification of Periodic Financial Report (Section 906 Certification)

*	This exhibit replaces Exhibits 3.1 through 3.3 as described in the exhibit index to the Form 10-K for the fiscal year ending December 31, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of November 2008.

1ST CENTENNIAL BANCORP

/s/ Suzanne Dondanville
Suzanne Dondanville
Interim President and Chief Executive Officer

/s/ Beth Sanders
Beth Sanders
Executive Vice President and Chief Financial Officer